Form 10-Q
period 2016-06-30
TACTILE SYSTEMS TECHNOLOGY INC
filed 2016-09-07
CIK 1027838

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

OR

☐TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission file number: 001-37799

Tactile Systems Technology, Inc.

(Exact Name of Registrant as Specified in Its Charter)

Delaware	41-1801204
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)

1331 Tyler Street NE, Suite 200 Minneapolis, Minnesota	55413
(Address of Principal Executive Offices)	(Zip Code)

(612) 355-5100

(Registrant’s Telephone Number, Including Area Code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐		Accelerated filer	☐

Non-accelerated filer	☒	(Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of September 07, 2016 there were 16,772,879 shares of common stock, $0.001 par value per share, outstanding.

Forward-Looking Information

All statements, other than statements of historical facts, contained in this Quarterly Report on Form 10-Q, including statements regarding our business, operations and financial performance and condition, as well as our plans, objectives and expectations for our business, operations and financial performance and condition, are forward-looking statements. In some cases, you can identify forward-looking statements by the following words: "anticipate," "believe," "continue," "could," "estimate," "expect," "intend," "may," "might," "target," "ongoing," "plan," "potential," "predict," "project," "should," "will," "would," or the negative of these terms or other comparable terminology, although not all forward-looking statements contain these words. Forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our results, levels of activity, performance or achievements to be materially different from the information expressed or implied by the forward-looking statements in this Quarterly Report on Form 10-Q. Forward-looking statements may include, among other things, statements relating to:

•	our expectations regarding the potential market size and widespread adoption of our products;
•	our ability to increase awareness of lymphedema and chronic venous insufficiency and to demonstrate the clinical and economic benefits of our solutions to clinicians and patients;
•	developments and projections relating to our competitors or our industry;
•	the expected growth in our business and our organization, including outside of the United States;
•	our ability to achieve and maintain adequate levels of coverage or reimbursement for our products and the effect of a recent change to the level of Medicare coverage;
•	our financial performance, our estimates of our expenses, future revenues, capital requirements and our needs for, or ability to obtain, additional financing;
•	our ability to retain and recruit key personnel, including the continued development and expansion of our sales and marketing organization;
•	our ability to obtain an adequate supply of components for our products from our third party suppliers;
•	our ability to obtain and maintain intellectual property protection for our products or avoid claims of infringement;
•	our ability to identify and develop new products;

•	our compliance with extensive government regulation;
•	our expected uses of the net proceeds from this offering;
•	the volatility of our stock price; and
•	our expectations regarding the time during which we will be an emerging growth company under the JOBS Act.

You should read the matters described in "Risk Factors" and the other cautionary statements made in the final prospectus (the “Prospectus”) dated July 27, 2016 for our initial public offering filed with the Securities and Exchange Commission (the “SEC”) on July 28, 2016 and in this Quarterly Report on Form 10-Q. We cannot assure you that the forward-looking statements in this report will prove to be accurate and therefore you are encouraged not to place undue reliance on forward-looking statements. Actual results or events could differ materially from the plans, intentions and expectations disclosed in the forward-looking statements we make. You are urged to carefully review and consider the various disclosures made by us in this report and in other reports filed with the SEC that advise of the risks and factors that may affect our business. Other than as required by law, we undertake no obligation to update or revise these forward-looking statements, even though our situation may change in the future. Our forward-looking statements do not reflect the potential impact of any future acquisitions, mergers, dispositions, joint ventures or investments that we may make.

PART I—FINANCIAL INFORMATION

Item 1.  Financial Statements.

Tactile Systems Technology, Inc.

Condensed Consolidated Balance Sheets

	June 30,	Pro Forma as of	December 31,
	2016	June 30, 2016	2015
(In thousands, except share and per share data)	(unaudited)	(unaudited)
Assets
Current assets
Cash and cash equivalents	$6,719	$6,719	$7,060
Accounts receivable, net	12,606	12,606	14,151
Inventories	5,945	5,945	5,781
Deferred income taxes	1,781	1,781	1,766
Prepaid expenses	434	434	602
Total current assets	27,485	27,485	29,360
Property and equipment, net	1,441	1,441	1,346
Other assets
Patent costs, net	2,356	2,356	2,489
Medicare accounts receivable – long term	1,787	1,787	2,039
Deferred income taxes	387	387	402
Other non-current assets	2,296	2,296	1,337
Total other assets	6,826	6,826	6,267
Total assets	$35,752	$35,752	$36,973

Liabilities and Stockholders’ Equity (Deficit)
Current liabilities
Accounts payable	$4,353	$4,353	$3,336
Accrued payroll and related taxes	1,987	1,987	3,355
Accrued expenses	1,092	9,192	916
Future product royalties	495	495	991
Income taxes payable	—	—	904
Total current liabilities	7,927	16,027	9,502
Long-term liabilities
Deferred compensation	193	193	193
Total liabilities	8,120	16,220	9,695
Convertible preferred stock
Series B convertible preferred stock; $0.001 par value, 5,319,066 shares authorized and 2,733,468 shares issued and outstanding as of June 30, 2016 (unaudited) and December 31, 2015 and no shares authorized, issued or outstanding as of June 30, 2016 (pro forma)	12,970	—	12,599
Series A convertible preferred stock; $0.001 par value, 3,112,153 shares authorized, 3,108,589 shares issued and 3,061,488 shares outstanding as of June 30, 2016 (unaudited) and December 31, 2015 and no shares authorized, issued or outstanding as of June 30, 2016 (pro forma)	20,980	—	20,328
Stockholders’ equity (deficit)
Preferred stock; $0.001 par value, 50,000,000 shares authorized and no shares issued and outstanding as of June 30, 2016 (pro forma)	—	—	—
Common stock; $0.001 par value, 14,184,175 shares authorized and 3,414,137 shares issued and outstanding as of June 30, 2016 (unaudited) and 300,000,000 shares authorized and 12,625,376 shares issued and outstanding as of June 30, 2016 (pro forma) and 14,184,175 shares authorized and 3,222,902 shares issued and outstanding as of December 31, 2015	3	13	3
Additional paid-in capital	—	25,840	—
Accumulated deficit	(6,321)	(6,321)	(5,652)
Total stockholders’ (deficit) equity	(6,318)	19,532	(5,649)
Total liabilities and stockholders’ equity (deficit)	$35,752	$35,752	$36,973

See accompanying notes to the condensed consolidated financial statements.

Tactile Systems Technology, Inc.

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands, except share and per share data)	2016	2015	2016	2015
Revenues, net	$19,729	$14,771	$33,429	$24,892
Cost of goods sold	5,324	4,401	9,135	7,373
Gross profit	14,405	10,370	24,294	17,519
Operating expenses
Sales and marketing	7,598	5,929	14,879	11,098
Research and development	1,049	1,011	2,029	1,828
Reimbursement, general and administrative	3,966	3,202	7,380	5,849
Total operating expenses	12,613	10,142	24,288	18,775
Income (loss) from operations	1,792	228	6	(1,256)
Other income (expense)	5	3	10	15
Income (loss) before income taxes	1,797	231	16	(1,241)
Income tax expense (benefit)	809	93	8	(499)
Net income (loss)	988	138	8	(742)
Convertible preferred stock dividends	509	466	1,023	926
Allocation of undistributed earnings to preferred stockholders	302	-	-	-
Net income (loss) attributable to common stockholders	$177	$(328)	$(1,015)	$(1,668)
Net income (loss) per common share attributable to common stockholders
Basic	$0.05	$(0.12)	$(0.30)	$(0.61)
Diluted	$0.04	$(0.12)	$(0.30)	$(0.61)
Weighted-average common shares used to compute net income (loss) per common share attributable to common stockholders
Basic	3,406,420	2,808,004	3,349,873	2,724,320
Diluted	4,846,327	2,808,004	3,349,873	2,724,320
Pro forma net income per common share attributable to common stockholders
Basic			$-
Diluted			$-
Weighted-average shares used to compute pro forma net income per common share attributable to common stockholders
Basic			13,406,568
Diluted			14,846,475

See accompanying notes to the condensed consolidated financial statements.

Tactile Systems Technology, Inc.

Condensed Consolidated Statements of Stockholders’ Equity (Deficit)

(Unaudited)

	Common Stock		Additional
			Paid-In	Accumulated
(In thousands, except share data)	Shares	Par Value	Capital	Deficit	Total
Balances, December 31, 2015	3,222,902	$3	$—	$(5,652)	$(5,649)
Stock-based compensation (unaudited)	—	—	150	—	150
Exercise of common stock options (unaudited)	191,235	—	196	—	196
Preferred stock dividends (unaudited)	—	—	(346)	(677)	(1,023)
Net income (unaudited)	—	—	—	8	8
Balances, June 30, (unaudited)	3,414,137	$3	$—	$(6,321)	$(6,318)

See accompanying notes to the condensed consolidated financial statements.

Tactile Systems Technology, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Six months ended
	June 30,
(In thousands)	2016	2015
Cash flows from operating activities
Net income (loss)	$8	$(742)
Adjustments to reconcile net income (loss) to net cash flows used in operating activities:
Depreciation and amortization	437	411
Deferred income taxes	—	(496)
Stock-based compensation expense	150	145
Change in allowance for doubtful accounts	300	—
Changes in assets and liabilities
Accounts receivable	1,245	1,637
Inventories	(164)	(866)
Prepaid expenses and other non-current assets	(791)	37
Medicare accounts receivable – long-term	252	(278)
Accounts payable	1,017	517
Accrued payroll and related taxes	(1,368)	(430)
Accrued expenses and income taxes payable	(728)	(209)
Future product royalties	(496)	(297)
Net cash used in operating activities	(138)	(571)
Cash flows from investing activities
Purchases of property and equipment	(393)	(261)
Patent costs	(6)	—
Net cash used in investing activities	(399)	(261)
Cash flows from financing activities
Payments on notes payable	—	(5)
Proceeds from exercise of common stock options and warrants	196	551
Net cash provided by financing activities	196	546
Net change in cash and cash equivalents	(341)	(286)
Cash and cash equivalents – beginning of period	7,060	5,416
Cash and cash equivalents – end of period	$6,719	$5,130
Supplemental cash flow disclosure
Cash paid for interest	$—	$—
Cash paid for taxes	$964	$212

See accompanying notes to the condensed consolidated financial statements.

Tactile Systems Technology, Inc.

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

Note 1.  Summary of Significant Accounting Policies

Nature of Operations

Tactile Systems Technology, Inc. (“we,” “us,” and “our”) is the sole manufacturer and distributor of the Flexitouch and Entré Systems, medical devices that help control symptoms of lymphedema, a chronic and progressive medical condition that is often an unintended consequence of cancer treatment, and the ACTitouch System, a medical device used to treat venous leg ulcers and chronic venous insufficiency. We provide our products for use in the home and sell them through vascular, wound and lymphedema clinics throughout the United States.  We do business as “Tactile Medical.”

Basis of Presentation

Our accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial reporting and pursuant to the rules and regulations of the SEC. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (including those which are normal and recurring) considered necessary for a fair presentation of the interim financial information have been included. The results for the six months ended June 30, 2016 are not necessarily indicative of results to be expected for the year ending December 31, 2016, or for any other interim period or for any future year. Our business is affected by seasonality. In the first quarter of each year, when most patients have started a new insurance year and have not paid their annual deductibles, we experience substantially reduced demand for our products. We typically experience higher sales in the third and fourth quarters as a result of patients having paid their annual insurance deductibles in full, thereby reducing their out-of-pocket costs for our products, or because patients often spend the remaining balances in their flexible spending accounts.  The condensed consolidated interim financial statements should be read in conjunction with the audited financial statements and notes thereto included in our final prospectus dated July 27, 2016 filed with the SEC on July 28, 2016.

We were originally incorporated in Minnesota under the name Tactile Systems Technology, Inc. on January 30, 1995. During 2006, we established a merger corporation and subsequently, on July 21, 2006, merged with and into this merger corporation. The resulting corporation assumed the name Tactile Systems Technology, Inc. The purpose of this merger was to reincorporate the company in Delaware, increase the number of authorized common shares to 8.9 million and assign a par value of $0.001 to our common stock.  In September 2013, we began doing business as “Tactile Medical.”

In connection with preparing for our initial public offering, our board of directors and stockholders approved a one-for-2.820044 reverse stock split of our capital stock. The reverse stock split became effective in June 2016.  All share and per share amounts in these financial statements and notes thereto have been retroactively adjusted for all periods presented to give effect to this reverse stock split, including reclassifying an amount equal to the reduction in par value of common stock to additional paid-in capital.

On August 2, 2016 we closed the initial public offering of our common stock, which resulted in the sale of 4,120,000 shares of our common stock at a public offering price of $10.00 per share. We received net proceeds from the initial public offering of approximately $35.8 million, after deducting underwriting discounts and approximately $2.5 million of transaction expenses. In connection with the closing of the initial public offering, all of our outstanding redeemable convertible preferred stock automatically converted to common stock on August 2, 2016.  At August 2, 2016, we did not have any redeemable convertible preferred stock issued or outstanding.  The significant increase in common stock outstanding in connection with the initial public offering is expected to impact the year-over-year comparability of our earnings per share calculations in future periods.

Basis of Consolidation

The condensed consolidated financial statements include the accounts of Tactile Systems Technology, Inc. and its wholly owned subsidiary, Swelling Solutions, Inc., after elimination of intercompany accounts and transactions.

JOBS Act Accounting Election

As an emerging growth company under the Jumpstart Our Business Startups (“JOBS”) Act, we are eligible to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies. We have elected to take advantage of the extended transition period for adopting new or revised accounting standards that have different effective dates for public and private companies until such time as those standards apply to private companies.

Estimates

The preparation of the condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.  We continue to refine our estimates of the Medicare and other accounts receivable and related revenue recognition based on information available to us related to historical approval rates.

Significant Accounting Policies

During the six months ended June 30, 2016, there were no material changes in our significant accounting policies. See Note 1 to the condensed consolidated financial statements included in our final Prospectus dated July 27, 2016, filed with the SEC on July 28, 2016, for information regarding our significant accounting policies.

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued guidance creating Accounting Standards Codification (“ASC”) Section 606, “Revenue from Contracts with Customers.” The new section will replace Section 605, “Revenue Recognition,” and creates modifications to various other revenue accounting standards for specialized transactions and industries. The section is intended to conform revenue accounting principles with a concurrently issued International Financial Reporting Standards to reconcile previously differing treatment between United States practices and those of the rest of the world and to enhance disclosures related to disaggregated revenue information. The updated guidance, which was amended July 9, 2015, is effective for annual reporting periods beginning on or after December 15, 2017, and interim periods within those annual periods. We will adopt the new provisions of this accounting standard at the beginning of fiscal year 2018, because early adoption is not allowed. We are currently evaluating the impact of this new standard on our consolidated financial statements.

In November 2015, the FASB issued Accounting Standards Update (“ASU”) 2015-l7, “Income Taxes: Balance Sheet Classification of Deferred Taxes,” which requires entities to present deferred tax assets and deferred tax liabilities as noncurrent in a classified balance sheet. The ASU is effective for annual periods beginning after December 15, 20l7, and interim periods within annual periods beginning after December 15, 2018. Early adoption is permitted for all entities. We are currently evaluating the impact of this new standard on our consolidated financial statements.

In February 2016, the FASB issued ASU 2016 02, “Leases” (Topic 842), which supersedes the existing guidance for lease accounting, “Leases” (Topic 840), ASU 2016-02 requires lessees to recognize a lease liability and a right of use asset for all leases. Lessor accounting remains largely unchanged. The amendments in this ASU are effective for fiscal years beginning after December 15, 2018 and interim periods within those fiscal years. Early adoption is permitted for all entities. ASU 2016-02 requires a modified retrospective approach for all leases existing at or entered into after the date of initial adoption, with an option to elect to use certain transition relief. We are currently evaluating the impact of this new standard on our consolidated financial statements.

In March 2016, the FASB issued ASU 2016-09, “Improvements to Employee Share-Based Payment Accounting,” which simplifies several aspects of the accounting for employee share-based payment transactions, including the accounting for income taxes and statutory tax withholding requirements and classification within the statement of cash flows. The ASU is effective for fiscal years beginning after December 15, 2016. We are currently evaluating the impact of this new standard on our consolidated financial statements.

Unaudited Pro Forma Condensed Consolidated Balance Sheet

The unaudited pro forma condensed consolidated balance sheet as of June 30, 2016 reflects: (1) the automatic conversion of all outstanding shares of our convertible preferred stock into an aggregate of 5,924,453 shares of common stock immediately prior to the completion of the initial public offering; (2) the accrual for the payment of $8.1 million in cumulative accrued dividends to our Series A convertible preferred stockholders; and (3) the issuance of 932,462 shares of common stock to pay accrued dividends on our Series B convertible preferred stock.

Unaudited Pro Forma Net Income Per Share Attributable to Common Stockholders

Unaudited pro forma basic and diluted net income (loss) per share has been computed to give effect to: (1) the conversion of all outstanding convertible preferred stock into an aggregate of 5,924,453 shares of common stock immediately prior to the completion of the initial public offering; (2) the issuance of 2,354,323 additional shares of common stock immediately prior to the completion of the initial public offering that our Series A and Series B preferred stockholders were entitled to receive in connection with the initial public offering; (3) the additional 821,077 shares of common stock that would have been required to be issued to generate sufficient proceeds to fund the cash payment of Series A convertible preferred stock dividends; (4) the issuance of 956,842 shares of common stock immediately prior to the completion of the initial public offering to pay accrued dividends on our Series B convertible preferred stock; and (5) the effectiveness of our amended and restated certificate of incorporation and adoption of our amended and restated bylaws.

Cash and Cash Equivalents

Cash and cash equivalents consist of all cash on hand, deposits and funds invested in available for sale securities with original maturities of three months or less at the time of purchase. At June 30, 2016, our cash was held primarily in checking and savings accounts.

Note 2.  Patent Costs, Net

Our patents, all of which are subject to amortization, are summarized as follows:

	As of	As of
(In thousands)	June 30, 2016	December 31, 2015
Patents	$3,410	$3,403
Less: accumulated amortization	(1,054)	(914)
Net patents	$2,356	$2,489

Amortization expense was $0.1 million for both the six-month periods ended June 30, 2016 and June 30, 2015, and $0.1 million for both the three-month periods ended June 30, 2016 and June 30, 2015. Future amortization expenses are expected as follows:

(In thousands)
2016 (remaining)	$139
2017	279
2018	279
2019	279
2020	279
Thereafter	1,101
Total	$2,356

Note 3.  Notes Payable

On August 8, 2008, we entered into four promissory note agreements with a bank totaling $0.2 million that were used to help fund the relocation to a new corporate headquarters. The notes had interest rates ranging from 2% to the greater of prime plus 1.5% or 7%. The notes were paid in full in November 2015.

Note 4.  Accrued Expenses

Accrued expenses consisted of the following:

	As of	Pro Forma as of	As of
(In thousands)	June 30, 2016	June 30, 2016	December 31, 2015
Accrued warranty	$480	$480	$360
Accrued clinical	167	167	130
Accrued dividends payable	—	8,100	—
Other	445	445	426
Total	$1,092	$9,192	$916

Note 5.  Asset Purchase Agreement

On September 14, 2012, we completed an acquisition of certain assets, including inventory, equipment and tooling and patents for the ACTitouch System and a technology known as SMM. The purchase price of this acquisition included $3.0 million at closing and $2.0 million at the earliest of the commercialization date or the first anniversary of the closing date. In addition, we are required to pay quarterly payments following the commercialization date, which was September 1, 2013, through the following sixteen quarterly calculation periods equal to 9% of sales for the ACTitouch System and 7% of sales of SMM with a guaranteed minimum amount of $45,000 for each of the first four quarterly calculation periods (year 1); $148,000 for each of the next four quarterly calculation periods (year 2); and $248,000 for each of the next four quarterly calculation periods (year 3) (total of $1.8 million). For each quarterly calculation period beginning with the seventeenth quarterly calculation period and ending on the tenth anniversary of the commercialization date, we will make quarterly payments equal to 6% of the sales of the ACTitouch product and 5% on the sales of SMM. If ACTitouch System and SMM sales in any calendar year in years five through ten exceed $40.0 million, the sales percentage amount will equal 6% of the sales of product up to $40.0 million and 7% on the sales of product over $40.0 million. We determined the transaction did not qualify as a purchase of a business acquisition and as such, recorded the transaction as an asset purchase, which requires us to record the transaction at cost, including transaction costs of $0.3 million.

We allocated the assets acquired as follows:

(In thousands)
Inventory (included in prepaid expenses)	$327
Equipment and tooling	997
Patents	3,363
In-process research and development (IPR&D)	2,125
Total	$6,812

The net present value of the guaranteed quarterly minimum payments of $1.8 million discounted at 7% (or $1.5 million) in the first three years from the commercialization date has been included in the acquisition price as this portion of the contingent consideration is reasonably estimated and probable. We allocated the cost of the technology for the SMM to IPR&D as it does not have an alternative future use and requires considerable research and development in the future to bring any potential product to market. This was charged to expense. In addition, we recorded a loss on impairment of assets acquired of $0.3 million for the year ended December 31, 2012.

Note 6.  Line of Credit — Bank

We have a $2.0 million line of credit with a bank that bears interest based on the prime rate, which was 3.50% as of June 30, 2016, and expires on May 11, 2017. Our credit line is secured by substantially all of our assets, including property and equipment, accounts receivable and inventory. Our credit line contains customary conditions as to borrowing, events of default and covenants, including covenants that restrict our ability to dispose of assets, merge with or acquire other entities, and incur indebtedness or encumbrances. There was no outstanding balance on the line of credit as of June 30, 2016 or as of December 31, 2015.

Note 7.  Commitments and Contingencies

Lease Obligation

In March 2008, we entered into a non-cancelable operating lease agreement for building space for our corporate headquarters that provides for monthly rent, real estate taxes and operating expenses that was extended to July 31, 2021. Rent expense was $0.4 million for both the six-month periods ended June 30, 2016 and June 30, 2015, and $0.2 million for both the three-month periods ended June 30, 2016 and June 30, 2015.

We also have operating lease agreements for certain computer and office equipment that expire in 2020. The leases provide an option to purchase the related equipment at fair market value at the end of the lease.

Future base minimum lease payments for all lease obligations are expected to be as follows for the years ending December 31:

(In thousands)	Building	Computer/Office	Total
2016 (July 1 - December 31)	$270	$10	$280
2017	695	20	715
2018	714	18	732
2019	733	11	744
2020	753	1	754
Thereafter	506	—	506
Total	$3,671	$60	$3,731

Major Vendors

We had purchases from three vendors that accounted for 35% of total purchases for both the six-month periods ended June 30, 2016 and June 30, 2015, and 41% and 31% of total purchases for the three-month periods ended June 30, 2016 and June 30, 2015, respectively.

Purchase Commitment

We issued purchase orders in 2015 totaling $1.4 million for inventory that we expect to receive between July and September 2016. We also issued purchase orders in February 2016 totaling $8.2 million for inventory that we expect to receive between September 2016 and July 2017.

Employment Agreements

We have entered into employment agreements with certain of our officers. The agreements provide for payment of severance ranging from nine to 15 months of then-current annualized base salary in the event of termination by us without cause or by the employee for good reason or, in the case of two of the officers, death, disability, or as a result of a qualifying termination after a change in control. The agreements also provide for payment of an amount equal to nine to 15 months of the then-current annual target bonus in the event of termination by us without cause or by the employee for good reason, or, in the case of two of the officers, death, disability, or as a result of a qualifying termination after a change in control.  In addition, the agreements provide for the vesting of certain equity compensation through the date of termination in the event of termination by us without cause or by the employee for good reason.

Deferred Compensation

Deferred compensation consisted of 45,523 shares of Series A preferred stock as of June 30, 2016 and December 31, 2015. The restricted shares were valued at $4.23 per share and vest upon the earlier of a change in control as defined in the restricted stock agreement or May 2, 2017.

Retirement Plan

We maintain a 401(k) retirement plan for our employees in which eligible employees can contribute a percentage of their pre-tax compensation. We may also make discretionary contributions to the 401(k) plan. We made contributions of $75,000 and $64,000 for the six months ended June 30, 2016 and June 30, 2015, respectively, and $39,000 and $33,000 for the three months ended June 30, 2016 and June 30, 2015, respectively.

Note 8.  Stockholders' Equity

In September and October 2012, we received gross proceeds of $10.4 million for issuance of 2,733,468 shares of our Series B preferred stock at $3.80 per share. The Series B preferred stock included a liquidation preference of the original investment plus an accruing dividend at a rate of 6%, compounded annually, whether or not declared. The accruing dividend was payable upon a voluntary or involuntary liquidation or dissolution of our company, upon conversion of the Series B preferred stock to common stock, upon redemption of the Series B preferred stock or at such time as we paid a dividend on other shares of our capital stock. The accruing dividend could have been paid in cash or, at the option of the stockholder, additional shares of Series B preferred stock determined by dividing the amount of the accruing dividend by the Series B preferred stock purchase price as adjusted. There were $2.6 million of undeclared cumulative preferred dividends as of June 30, 2016. Holders of shares of Series B preferred stock were entitled to votes equal to the number of shares of common stock into which such Series B preferred stock could be converted.

Each share of Series B preferred stock could be converted into equal shares of common stock at the option of the Series B preferred stock holder at any time. In addition, the Series B preferred stock shares were automatically convertible into common shares upon the sale of shares of common stock to the public at a price per share of at least $11.42 in a firm commitment underwritten public offering pursuant to an effective registration statement under the Securities Act of 1933, as amended, resulting in at least $30 million of proceeds to our company, net of underwriting discounts and commissions and after which the common stock is listed on an United States national securities exchange. Each Series B Preferred stockholder was also entitled to receive the number of common shares equal to the Series B preferred stock original issue price divided by the initial public offering price per share. In addition, each Series B Preferred stockholder was entitled to receive the number of common shares equal to (1) the accrued dividends on the shares of Series B preferred stock divided by the original issue price of the Series B preferred stock and (2) the accrued dividends on the shares of Series B preferred stock divided by the initial public offering price per share in the offering.

From 2007 through 2009, we received gross proceeds of $13.0 million for the issuance of 3,061,488 shares of our Series A preferred stock at $4.23 per share. The Series A preferred stock included a liquidation preference of the original investment plus an accruing dividend at a rate of 6%, compounded annually, whether or not declared. The accruing dividend was payable upon a voluntary or involuntary liquidation or dissolution of our company or upon conversion of the Series A preferred stock to common stock, upon redemption of the Series A preferred stock or at such time as we paid a dividend on other shares of our capital stock. The accruing dividend would be paid in cash. There were $8.0 million of undeclared cumulative preferred dividends as of June 30, 2016. Holders of shares of Series A preferred stock were entitled to votes equal to the number of shares of common stock into which such Series A preferred stock could be converted. Purchasers of the Series A preferred stock received anti-dilution rights whereby if we issued or sold additional shares of preferred or common shares at a purchase price below $4.23 per share, we would issue additional shares to these purchasers of Series A preferred stock to effectively reduce their purchase price. The Series B preferred stock was sold at a price less than the Series A preferred stock. As a result, we issued 83,972 shares of common stock for this anti-dilution provision.

Each share of Series A preferred stock could be converted into equal shares of common stock at the option of the Series A preferred stock holder at any time. In addition, the Series A preferred stock shares were automatically convertible into common shares upon the sale of shares of common stock to the public at a minimum price of $11.42 per share in a firm commitment underwritten public offering pursuant to an effective registration statement under the Securities Act of 1933, as amended, resulting in at least $30 million of proceeds to our company, net of underwriting discounts and commissions. Each Series A Preferred stockholder was also entitled to receive the number of common shares equal to the Series A preferred stock original issue price divided by the initial public offering price per share.

At the time of its issuance, we determined that the Series B and Series A preferred stock contained two embedded features: (1) optional redemption by the holder and (2) optional conversion by the holder. We determined that each of the embedded features met the definition of a derivative and that the Series B and Series A preferred stock should be considered an equity host for the purposes of assessing the embedded derivatives for potential bifurcation. The following was noted regarding these embedded features:

Optional Redemption by the Holder.    We determined that the redemption feature was not clearly and closely related to the equity host instrument but does not meet the definition of a derivative. As such, the redemption feature did not require bifurcation under the guidance for derivatives.

Optional Conversion by the Holder.    The optional conversion feature was determined to be clearly and closely related to the Series B and Series A preferred stock host. As such the conversion feature did not require bifurcation under ASC 815.

The Series B and Series A preferred stock was assessed under ASC 470, "Debt," to determine if there was a beneficial conversion feature. We determined there was no beneficial conversion feature.

The following were the preferred stock per share amounts of undeclared cumulative preferred dividends:

As of
June 30, 2016

Series A	$2.63
Series B	$0.94

Immediately prior to the completeion of the initial public offering, all then-outstanding shares of our Series A and Series B preferred stock were converted into 5,924,453 shares of our common stock. Our Series A preferred stock converted to common stock at a ratio of 1-for-1.03 and our Series B preferred stock converted to common stock at a ratio of 1-for-1. In addition, immediately prior to the completion of the initial public offering, we issued 2,354,323 additional shares of our common stock that our Series A and Series B preferred stockholders were entitled to receive in connection with the conversion of the preferred stock, and we issued 956,842 shares of our common stock to pay accrued dividends on our Series B preferred stock. We also paid $8.2 million in cumulative accrued dividends to our Series A convertible preferred stockholders in conncection with the initial public offering.

Stock-Based Compensation

Our equity compensation plans provide for the grant of incentive and nonqualified stock options, as well as other stock-based awards, including restricted stock and restricted stock units, to employees, non-employee directors and other consultants who provide services to us. Restricted stock awards result in the issuance of new shares when granted. For other stock-based awards, new shares are issued when the award is exercised, vested or released according to the terms of the agreement.

In June 2016, we adopted the 2016 Equity Incentive Plan (the “2016 Plan”), pursuant to which an aggregate of 4.8 million shares of our common stock may be awarded to employees, directors and consultants as equity awards in the form of stock grants, restricted stock awards, stock options, restricted stock units, performance shares and other equity awards. With the adoption of the 2016 Plan, the board of directors decided we would no longer grant any options under our other existing equity compensation plans.  At June 30, 2016, there were 4.8 million shares available for grant under the 2016 Plan.

We recorded stock-based compensation expense of $0.1 million and $0.2 million for the three and six months ended June 30, 2016, respectively, and $0.1 million for both the three and six months ended June 30, 2015. This expense was allocated as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
(In thousands)
Cost of goods sold	$19	$19	$38	$31
Sales and marketing	42	46	84	78
Reimbursements, general and administrative	14	18	28	36

Total stock-based compensation expense	$75	$83	$150	$145

At June 30, 2016, there was approximately $0.7 million of unrecognized stock-based compensation expense under our equity compensation plans, which is expected to be recognized on a straight-line basis over a weighted average period of 3.0 years.

Our stock option awards generally vest over four years and have a contractual term of ten years from the date of grant. Our stock option activity was as follows:

		Weighted Average
	Options	Exercise Price
	(#)	($/share)

Outstanding at December 31, 2015	1,840,448	$1.18
Granted	—	—
Exercised	(192,045)	1.03
Forfeited	(19,635)	3.30
Outstanding at June 30, 2016	1,628,768	$1.18

Of the total outstanding options at June 30, 2016, 1,329,260 were exercisable with a weighted average exercise price of $1.01 per share. The total outstanding options had a weighted average remaining contractual life of 5.82 years.

No stock options were granted in the six-month period ended June 30, 2016.

Employee Stock Purchase Plan

Our employee stock purchase plan, which was approved by our board of directors on April 27, 2016 and by our stockholders on June 20, 2016, allows participating employees to purchase shares of our common stock at a discount through payroll deductions. The plan is available to all of our employees and participating subsidiaries. Participating employees may purchase common stock, on a voluntary after tax-basis, at a price equal to 85% of the lower of the closing market price per share of our common stock on the first or last trading day of each stock purchase period. The plan ordinarily consists of six-month purchase periods, beginning on May 16 and November 16 of each calendar year, but the initial purchase period began on July 27, 2016 and will end on May 15, 2017. A total of 1.6 million shares of common stock are reserved for issuance under the plan, and this share reserve will automatically be supplemented each January 1 through the year 2026 by an amount equal to the least of (1) 1% of the shares of our common stock outstanding on the immediately preceding December 31, (2) 500,000 shares or (3) such lesser amount as our board of directors may determine. No purchases were made under the plan in the six months ended June 30, 2016.

Note 9.  Income Taxes

We record our interim provision for income taxes by applying our estimated annual effective tax rate to our year-to-date pre-tax income and adjust the provision for discrete tax items recorded in the period. Deferred income taxes result from temporary differences between the reporting of amounts for financial statement purposes and income tax purposes. These differences relate primarily to different methods used for income tax purposes including depreciation and amortization, warranty and vacation accruals, and deductions related to allowances for doubtful accounts receivable and inventory reserves.

We recorded income tax expense of $0.8 million and $8,000 for the three and six months ended June 30, 2016, respectively. We recorded income tax expense of $0.1 million and an income tax benefit of $0.5 million for the three and six months ended June 30, 2015, respectively. Our provisions for income taxes included current federal and state income tax expense, as well as deferred federal and state tax expense.

We recognize the financial statement benefit of a tax position only after determining that the relevant tax authority would more likely than not sustain the position following an audit. For tax positions meeting the more likely than not threshold, the amount recognized in the condensed consolidated financial statements is the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement with the relevant tax authority.

With few exceptions, we are no longer subject to U.S. federal, state or local income tax examinations by tax authorities for the years before 2011. We are not currently under examination by any taxing jurisdiction. In the event of any future tax assessments, we have elected to record the income taxes and any related interest and penalties as income tax expense on our statement of operations.

Note 10.  Net Income (Loss) Per Share Attributable to Common Stockholders

The following table sets forth the computation of our basic and diluted net income (loss) per share attributable to common stockholders.

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
(In thousands, except per share data)	(unaudited)		(unaudited)
Net income (loss)	$988	$138	$8	$(742)
Convertible preferred stock dividends	509	466	1,023	926
Allocation of undistributed earnings to preferred stockholders	302	-	-	-
Net income (loss) attributable to common stockholders	$177	$(328)	$(1,015)	$(1,668)
Weighted average shares outstanding	3,406,420	2,808,004	3,349,873	2,724,320
Effect of common stock options and warrants	1,439,907	-	-	-
Weighted average shares used to compute diluted net income (loss) per share	4,846,327	2,808,004	3,349,873	2,724,320
Net income (loss) per share — Basic	$0.05	$(0.12)	$(0.30)	$(0.61)
Net income (loss) per share — Diluted	$0.04	$(0.12)	$(0.30)	$(0.61)

The following potentially dilutive securities outstanding were excluded from the computation of weighted shares outstanding for the three and six months ended June 30, 2016 and June 30, 2015, because such securities have an antidilutive impact due to losses reported:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(unaudited)		(unaudited)
Convertible preferred stock outstanding	5,924,453	5,924,453	5,924,453	5,924,453
Common stock options	-	2,052,343	1,628,754	2,052,343
Common stock warrants	-	66,648	5,800	66,648
	5,924,453	8,043,444	7,559,007	8,043,444

Note 11.  Unaudited Pro Forma Net Income Per Share Attributable to Common Stockholders

The following table sets forth the computation of our unaudited pro forma basic and diluted net income per share attributable to common stockholders for the six months ended June 30, 2016 after giving effect to (1) the conversion of all outstanding preferred stock into an aggregate of 5,924,453 shares of common stock immediately prior to the completion of the initial public offering; (2) the issuance of 2,354,323 additional shares of common stock immediately prior to the completion of the initial public offering that our Series A and Series B preferred stockholders were entitled to receive in connection with the initial public offering; (3) the additional 821,077 shares of common stock that would have been required to be issued to generate sufficient proceeds to fund the cash payment of Series A convertible preferred stock dividends; (4) the issuance of 956,842 shares of common stock immediately prior to the completion of the initial public offering to pay accrued dividends on  our Series B preferred stock; and (5) the effectiveness of our amended and restated certificate of incorporation and adoption of our amended and restated bylaws. Unaudited pro forma net income per share attributable to common stockholders is computed using the weighted average number of common shares outstanding after giving effect to the items set forth above as if such events had occurred at the beginning of the period presented.

Six Months Ended
June 30,
2016
(In thousands, except share and per share data)	(unaudited)
Numerator:
Net income	$8
Denominator
Weighted average shares used in computing net income per share attributable to common stock, basic	3,349,873
Pro forma adjustment to reflect conversion of convertible preferred stock into common stock	5,924,453
Pro forma adjustment to reflect the issuance of additional shares of common stock to the Series A and Series B preferred stockholders	2,354,323
Pro forma adjustment to reflect the additional shares of common stock that would have been issued to generate sufficient proceeds to fund the cash payment of the Series A convertible preferred stock dividends	821,077
Pro forma adjustment to reflect the issuance of additional shares of common stock for the payment of cumulative but unpaid dividends to the Series B preferred stockholders	956,842
Pro forma weighted average shares used in computing net income per share attributable to common stockholders, basic	13,406,568
Effect of common stock options and warrants	1,439,907
Pro forma weighted average shares used in computing net income per share attributable to common stockholders, diluted	14,846,475
Pro forma net income per common share attributable to common stockholders:
Basic	$-
Diluted	$-

Note 12.  Subsequent Events

On August 2, 2016, we closed an initial public offering of our common stock, which resulted in the sale of 4,120,000 shares of our common stock at a public offering price of $10.00 per share.  We received net proceeds from the initial public offering of approximately $35.8 million, after deducting underwriting discounts and approximately $2.5 million of transaction expenses. We also paid $8.2 million in cumulative accrued dividends to our Series A preferred stockholders.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and the accompanying notes thereto included elsewhere in this report.

Overview

We are a medical technology company that develops and provides innovative medical devices for the treatment of chronic diseases at home. We focus on advancing the standard of care in treating chronic diseases in the home setting to improve patient outcomes and quality of life and help control rising healthcare expenditures. We possess a unique, scalable platform to deliver at-home healthcare solutions throughout the United States. This evolving home care delivery model is recognized by policy-makers and payers as a key for controlling rising healthcare expenditures. Our initial area of therapeutic focus is vascular disease, with a goal of advancing the standard of care in treating lymphedema and chronic venous insufficiency. Our solutions deliver cost-effective, clinically proven, long-term treatment for these chronic diseases.

Our two proprietary products are the Flexitouch System and the ACTitouch System. A predecessor to our Flexitouch System received 510(k) clearance from the FDA in July 2002, and we introduced the system to address the many limitations of self-administered home-based manual lymphatic drainage therapy. We began selling our more advanced Flexitouch System after receiving 510(k) clearance from the FDA in October 2006. Historically, we derived substantially all of our revenues from our Flexitouch System. For the six months ended June 30, 2016 and 2015, sales of our Flexitouch System represented 86% and 86% of our revenues, respectively. In September 2012, we acquired our second proprietary product, the ACTitouch System. The system received 510(k) clearance from the FDA in June 2013, and we began selling the product in September 2013 to address the many limitations of non-removable multilayered bandages that are worn by patients suffering from venous leg ulcers. We also introduced our Entré System in the United States in February 2013.  The Entré System is sold to patients who need a more basic pump or who do not yet qualify for insurance reimbursement for an advanced compression device such as our Flexitouch System.  For the six months ended June 30, 2016 and June 30, 2015, sales of our ACTitouch and Entré Systems combined represented 14% and 14% of our revenues, respectively.

To support the growth of our business, we invest heavily in our commercial infrastructure, consisting of our direct sales force, home training resources, reimbursement capabilities and clinical expertise. We market our products in the United States using a direct-to-patient and -provider model. Our direct sales force has grown from three representatives in March 2005 to a team of over 100 people as of June 30, 2016. This model allows us to directly approach patients and clinicians, whereby we disintermediate the traditional durable medical equipment channel, allowing us to capture both the manufacturer and distributor margins. We also utilize over 300 licensed, independent healthcare practitioners as home trainers who educate patients on the proper use of our systems. We invest substantial resources in our reimbursement operations group of over 55 people that focuses on verifying case-by-case benefits, obtaining prior authorization, billing and collecting payments from payers and providing customer support services. Our payer relations group of over 20 people is responsible for developing relationships with payer decision-makers to educate them on our product efficacy, develop overall payer coverage policies and reimbursement criteria, manage Medicare patient claims and contracts with payers, and serve as an advocacy liaison between patients, clinicians and payers throughout the appeals process. We also have a clinical team, consisting of a scientific advisory board, in-house therapists and nurses, and a medical director (part-time), that serves as a resource to clinicians and patients and guides our development of clinical evidence in support of our products.

Our patients are reimbursed by government and private payers for the purchase of our products pursuant to established rates with each payer. We rely on third-party contract manufacturers for the sourcing of parts, the assembly of our controllers and the manufacturing of the garments used with our systems. We conduct final assembly of the garments used with our Flexitouch System, perform quality assurance, and ship our products from our facility in Minneapolis, Minnesota.

For the three months ended June 30, 2016, we generated revenues of $19.7 million and had net income of $1.0 million, compared to revenues of $14.8 million and a net income of $0.1 million for the three months ended June 30, 2015. For the six months ended June 30, 2016, we generated revenues of $33.4 million and generated net income of $8,000, compared to revenues of $24.9 million and a net loss of $0.7 million for the six months ended June 30, 2015.

Our primary sources of capital to date have been from operating income and private placements of our capital stock, as well as our initial public offering, which closed on August 2, 2016. We operate in one segment for financial reporting purposes.

Results of Operations

Comparison of the Three and Six Months Ended June 30, 2016 and 2015

The following table presents our results of operations for the periods indicated.

	Three Months Ended June 30,
	2016		2015		Change
(In thousands, except percentages)		% of revenue		% of revenue	$	%
Condensed Consolidated Statement of Operations Data:
Revenues	$19,729	100%	$14,771	100%	$4,958	34%
Cost of goods sold	5,324	27	4,401	30	923	21
Gross profit	14,405	73	10,370	70	4,035	39
Operating expenses
Sales and marketing	7,598	39	5,929	40	1,669	28
Research and development	1,049	5	1,011	7	38	4
Reimbursement, general and administrative	3,966	20	3,202	22	764	24
Total operating expenses	12,613	64	10,142	69	2,471	24
Income from operations	1,792	9	228	2	1,564	686
Other income	5		3		2	67
Income before income taxes	1,797		231		1,566	678
Income tax expense	809		93		716	770
Net income	$988		$138		$850	616

	Six Months Ended June 30,
	2016		2015		Change
(In thousands, except percentages)		% of revenue		% of revenue	$	%
Condensed Consolidated Statement of Operations Data:
Revenues	$33,429	100%	$24,892	100%	$8,537	34%
Cost of goods sold	9,135	27	7,373	30	1,762	24
Gross profit	24,294	73	17,519	70	6,775	39
Operating expenses
Sales and marketing	14,879	45	11,098	45	3,781	34
Research and development	2,029	6	1,828	7	201	11
Reimbursement, general and administrative	7,380	22	5,849	23	1,531	26
Total operating expenses	24,288	73	18,775	75	5,513	29
Income (loss) from operations	6	-	(1,256)	(5)	1,262	n/a
Other income (expense)	10		15		(5)	(33)
Income (loss) before income taxes	16		(1,241)		1,257	n/a
Income tax expense (benefit)	8		(499)		507	n/a
Net income (loss)	$8		$(742)		$750	n/a

Revenues

Revenues increased $5.0 million, or 34%, to $19.7 million in the three months ended June 30, 2016, compared to $14.8 million in the three months ended June 30, 2015. Revenues increased $8.5 million, or 34%, to $33.4 million in the six months ended June 30, 2016, compared to $24.9 million in the six months ended June 30, 2015.  The growth in revenues was primarily attributable to an increase of approximately $4.3 million, or 34%, in sales of our Flexitouch System in the three months ended June 30, 2016, and an increase of approximately $7.1 million, or 33%, in sales of our Flexitouch System in the six months ended June 30, 2016, in each case compared to the same prior year period. These increases in Flexitouch sales were driven primarily by expansion of our sales force, increased physician and patient awareness of the lymphedema condition, and increased contractual coverage with national and regional insurance payers.

The following table summarizes our revenues by product for the three and six months ended June 30, 2016 and June 30, 2015, both in dollars and percentage of total revenues:

	Three Months Ended June 30,
	2016	2015	% Change
(In thousands, except percentages)
Revenues
Flexitouch System	$16,892	$12,604	34%
ACTitouch/Entré Systems	2,837	2,167	31
Total	$19,729	$14,771	34%

Percentage of total revenues
Flexitouch System	86%	85%
ACTitouch/Entré Systems	14%	15%
Total	100%	100%

	Six Months Ended June 30,
	2016	2015	% Change
(In thousands, except percentages)
Revenues
Flexitouch System	$28,601	$21,489	33%
ACTitouch/Entré Systems	4,828	3,403	42
Total	$33,429	$24,892	34%

Percentage of total revenues
Flexitouch System	86%	86%
ACTitouch/Entré Systems	14%	14%
Total	100%	100%

Our business is affected by seasonality. In the first quarter of each year, when most patients have started a new insurance year and have not paid their annual deductibles, we experience substantially reduced demand for our products. We typically experience higher sales in the third and fourth quarters as a result of patients having paid their annual insurance deductibles in full, thereby reducing their out-of-pocket costs for our products, or because patients often spend the remaining balances in their flexible spending accounts.

Cost of Goods Sold and Gross Margin

Cost of goods sold increased $0.9 million, or 21%, to $5.3 million during the three months ended June 30, 2016, compared to $4.4 million during the three months ended June 30, 2015. Cost of goods sold increased $1.7 million, or 24%, to $9.1 million during the six months ended June 30, 2016, compared to $7.4 million during the six months ended June 30, 2015. The increase in cost of goods sold in each of the 2016 periods was primarily attributable to an increase in the number of systems sold.

Gross margin for the three months ended June 30, 2016 increased to 73% compared to 70% for the three months ended June 30, 2015. Gross margin for the six months ended June 30, 2016 increased to 73% compared to 70% for the six months ended June 30, 2015.  The increase in gross margin in each of the 2016 periods was primarily due to the growth in sales of our Flexitouch System.

Sales and Marketing Expenses

Sales and marketing expenses increased $1.7 million, or 28%, to $7.6 million during the three months ended June 30, 2016, compared to $5.9 million during the three months ended June 30, 2015. Sales and marketing expenses increased $3.8 million, or 34%, to $14.9 million during the six months ended June 30, 2016, compared to $11.1 million during the six months ended June 30, 2015.  The increases were primarily attributable to a $1.1 million and $2.2 million increase in compensation expenses as a result of increased sales and marketing headcount in the three-month and six-month periods ended June 30, 2016, respectively. In addition, other sales and marketing expenses increased $0.6 million and $1.6 million in the three months and six months ended June 30, 2016, respectively; this increase was primarily due to increased field sales meetings, travel and entertainment, consulting and field sales training expenses.

Research and Development Expenses

R&D expenses were unchanged at $1.0 million for each of the three months ended June 30, 2016 and June 30, 2015. R&D expenses increased $0.2 million, or 11%, to $2.0 million during the six months ended June 30, 2016, compared to $1.8 million during the six months ended June 30, 2015. The increase in R&D expenses in the six-month period was primarily attributable to increased product development and clinical study costs.

Reimbursement, General and Administrative Expenses

Reimbursement, general and administrative expenses increased $0.8 million, or 24%, to $4.0 million during the three months ended June 30, 2016, compared to $3.2 million during the three months ended June 30, 2015. Reimbursement, general and administrative expenses increased $1.6 million, or 26%, to $7.4 million during the six months ended June 30, 2016, compared to $5.8 million during the six months ended June 30, 2015.  The increase in reimbursement, general and administrative expenses in each of the 2016 periods was primarily attributable to personnel-related expenses as a result of increased headcount in our patient services, contracting, case management, billing and collections, advocacy, reimbursement and administrative teams, as well as higher facility costs for rent, utilities, property taxes and maintenance.

Other Income (Expense), Net

Other income (expense), net, was less than $20,000 during the three and six months ended June 30, 2016 and June 30, 2015.

Critical Accounting Policies and Estimates

A “critical accounting policy” is one which is both important to the portrayal of our financial condition and results and requires management’s most subjective or complex judgments, often as a result of the need to make estimates about the effect of items that are inherently uncertain. For additional information, please see the discussion of our significant accounting policies under “Critical Accounting Policies and Significant Estimates” in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Prospectus dated July 27, 2016.

Liquidity and Capital Resources

Cash Flows

At June 30, 2016, our principal sources of liquidity were cash of $6.7 million and accounts receivable, net of allowance for doubtful accounts, of $12.6 million.

The following table summarizes our cash flows for the periods indicated:

	Six Months Ended
	June 30,
	2016	2015
(In thousands)	(unaudited)
Net cash provided by (used in):
Operating activities	$(138)	$(571)
Investing activities	(399)	(261)
Financing activities	196	546
Net decrease in cash and cash equivalents	$(341)	$(286)

Net Cash Used in Operating Activities

Net cash used in operating activities during the six months ended June 30, 2016 was $0.1 million. This use of cash resulted from a $1.0 million increase in net operating assets and liabilities, offset by $0.9 million of non-cash expense items. Our net operating assets and liabilities increased $1.0 million primarily due to decreases in accrued expenses and accrued payroll and related taxes, offset by collections on accounts receivable and increases in accounts payable. Non-cash expense items of $0.9 million primarily consisted of depreciation and amortization of equipment, leasehold improvements, and patents, as well as stock-based compensation and changes in allowance for doubtful accounts.

Net cash used in operating activities during the six months ended June 30, 2015 was $0.6 million. This use of cash was primarily due to a net loss of $0.7 million in the six-month period ending June 30, 2015.

Net Cash Used in Investing Activities

Net cash used in investing activities during the six months ended June 30, 2016 was $0.4 million, consisting of purchases of product tooling and computer and manufacturing equipment. Net cash used in investing activities during the six months ended June 30, 2015 was $0.3 million, consisting of purchases of product tooling and computer and manufacturing equipment.

Net Cash from Financing Activities

Historically, we have funded our operations through the issuance of capital stock. Net cash provided by financing activities during the six months ended June 30, 2016, was $0.2 million, consisting of proceeds from exercise of stock options and warrants. Net cash provided by financing activities during the six months ended June 30, 2015 was $0.5 million, consisting of proceeds from exercise of stock options and warrants, partially offset by repayments of borrowings.

Credit Line

We have a bank credit line with borrowing availability of $2.0 million. As of June 30, 2016 and the date on which we filed this report, we did not have any outstanding borrowings under our credit line.  Our credit line bears interest based on the prime rate, which was 3.50% as of June 30, 2016. On May 11, 2016, we extended our credit agreement until May 11, 2017. Our credit line is secured by substantially all our assets, including property and equipment, accounts receivable and inventory. Our credit line contains customary conditions as to borrowing, events of default and covenants, including covenants that restrict our ability to dispose of assets, merge with or acquire other entities, and incur indebtedness or encumbrances.

Adequacy of Capital Resources

Our future capital requirements may vary significantly from those now planned and will depend on many factors, including:

•	sales and marketing resources needed to further penetrate our market;

•	expansion of our operations;
•	response of competitors to our solutions and applications;
•	costs to develop and implement new products, if any; and
•	use of capital for acquisitions, if any.

Historically, we have experienced increases in our expenditures consistent with the growth in our operations and personnel, and we anticipate that our expenditures will continue to increase as we expand our business.

We believe our cash, cash equivalents, and cash flows from operations will be sufficient to meet our working capital and capital expenditure requirements for at least the next twelve months.  We expect increased expenses in connection with meeting our obligations as a public company.

Inflation and changing prices did not have a material effect on our business during the six months ended June 30, 2016, and we do not expect that inflation or changing prices will materially affect our business in the foreseeable future.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements, investments in special purpose entities or undisclosed borrowings or debt. Additionally, we are not a party to any derivative contracts or synthetic leases.

Contractual and Commercial Commitments Summary

Our contractual obligations and commercial commitments as of June 30, 2016 are summarized below:

	Payments Due By Period
		Less Than			More Than
(In thousands)	Total	1 Year	1-3 Years	3-5 Years	5 Years
Operating lease obligations (1)	$3,731	$280	$2,191	$1,260	$-
Future product royalties (2)	495	495	-	-	-
Purchase commitments (3)	9,621	4,710	4,911	-	-
Total	$13,847	$5,485	$7,102	$1,260	$-

(1)	We currently lease appoximiately 52,000 square feet of office and assembly space at our corporate headquarters in Minneapolis, Minnesota under a lease that expires in July 2021.
(2)

We are required to make royalty payments to a third party for our ACTitouch System through 2023. We are required to make quarterly payments through 2023, with guaranteed payments through the third quarter of 2016, and for the remaining period equal to 6% of our quarterly revenues attributable to our ACTitouch System. In any year that these revenues exceed $40.0 million, we are required to pay 7% on revenues $40.0 million and over and 6% on revenues $40.0 million and under.

(3)

Represents purchase orders issued in May 2015 to vendors for inventory expected to be received in 2016 and purchase orders issued in February 2016 to vendors for inventory expected to be received in 2016 and 2017.

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board, or FASB, issued Accounting Standards Update, or ASU, No. 2014-09, Revenue from Contracts with Customers. The new section will replace Section 605, Revenue Recognition, and creates modifications to various other revenue accounting standards for specialized transactions and industries. The section is intended to conform revenue accounting principles to a concurrently issued International Financial Reporting Standard to reconcile previously differing treatment between U.S. practices and those of the rest of the world and to enhance disclosures related to disaggregated revenue information. The updated guidance is effective for annual reporting periods beginning on or after December 15, 2017, and interim periods within those annual periods. We will adopt the new provisions of this accounting standard at the beginning of fiscal year 2018, because early adoption is not allowed. We are currently evaluating the impact of this new standard on our condensed consolidated financial statements.

In November 2015, the FASB issued ASU 2015-l7, Income Taxes: Balance Sheet Classification of Deferred Taxes, which requires entities to present deferred tax assets and deferred tax liabilities as noncurrent in a classified balance sheet. The ASU is effective for annual periods beginning after December l5, 20l7, and interim periods within annual periods beginning after December 15, 2018. Early adoption is permitted for all entities. We are currently evaluating the impact of this new standard on our condensed consolidated financial statements.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), which supersedes the existing guidance for lease accounting, Leases (Topic 840), ASU 2016-02 requires lessees to recognize a lease liability and a right-of-use asset for all leases. Lessor accounting remains largely unchanged. The amendments in this ASU are effective for fiscal years beginning after December 15, 2018 and interim periods within those fiscal years. Early adoption is permitted for all entities. ASU 2016-02 requires a modified retrospective approach for all leases existing at, or entered into after the date of initial adoption, with an option to elect to use certain transition relief. We are currently evaluating the impact of this new standard on our condensed consolidated financial statements.

In March 2016, the FASB issued ASU 2016-09, “Improvements to Employee Share-Based Payment Accounting,” which simplifies several aspects of the accounting for employee share-based payment transactions, including the accounting for income taxes and statutory tax withholding requirements and classification within the statement of cash flows. The ASU is effective for fiscal years beginning after December 15, 2016. We are currently evaluating the impact of this new standard on our consolidated financial statements.

JOBS Act

As an "emerging growth company" under the Jumpstart Our Business Startups (“JOBS”) Act, we can take advantage of an extended transition period for complying with new or revised accounting standards. This allows an emerging growth company to delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We have elected to avail ourselves of this exemption and, as a result, our financial statements may not be comparable to the financial statements of issuers who are required to comply with the effective dates for new or revised accounting standards that are applicable to public companies. Section 107 of the JOBS Act provides that we can elect to opt out of the extended transition period at any time, which election is irrevocable.

We are in the process of evaluating the benefits of relying on other exemptions and reduced reporting requirements under the JOBS Act. Subject to certain conditions, as an emerging growth company, we intend to rely on certain of these exemptions, including without limitation (1) reduced financial statement reporting periods, (2) providing an auditor's attestation report on our system of internal controls over financial reporting pursuant to Section 404(b) of the Sarbanes-Oxley Act of 2002 and (3) complying with any requirement that may be adopted by the Public Company Accounting Oversight Board regarding mandatory audit firm rotation or a supplement to the auditor's report providing additional information about the audit and the financial statements, known as the auditor discussion and analysis. We will remain an emerging growth company until the earliest of: (1) the last day of the fiscal year in which we have total annual gross revenues of $1 billion or more; (2) the last day of the fiscal year following the fifth anniversary of the date of the completion of our public offering; (3) the date on which we have issued more than $1 billion in nonconvertible debt during the previous three years; or (4) the date on which we are deemed to be a large accelerated filer under the rules of the SEC.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Sensitivity Risk

The principal objectives of our investment activities are to preserve principal, provide liquidity and maximize income consistent with minimizing risk of material loss. We are exposed to market risk related to changes in interest rates. However, based on the nature and current level of our investments (primarily cash and cash equivalents, which approximate fair value), we believe there is no material risk exposure. We do not enter into investments for trading or speculative purposes.

We did not have any outstanding debt as of June 30, 2016. Therefore, we do not have any material exposure to interest rate fluctuations.

Foreign Currency Risk

Our business is conducted in U.S. dollars and foreign transactions have been minimal. As we begin building relationships to commercialize our products internationally, our results of operations and cash flows may become increasingly subject to changes in foreign exchange rates.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2016. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 30, 2016, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

There were no material changes in our internal control over financial reporting during the quarter ended June 30, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

We may be from time to time subject to various claims and legal actions arising in the ordinary course of our business. There are currently no claims or legal actions, individually or in the aggregate, that would have a material adverse effect on our results of operations or financial condition.

Item 1A. Risk Factors.

In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the factors discussed in “Risk Factors” in our Prospectus dated July 27, 2016, which could materially affect our business, financial condition or future results. There have been no material changes from the risk factors previously disclosed in that prospectus.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Recent Sales of Unregistered Securities

(a)Issuances of Preferred Stock

None.

(b)Issuances of Common Stock

None.

Use of Proceeds from Registered Securities

On August 2, 2016, we issued and sold 4,120,000 shares of our common stock in the initial public offering at a public offering price of $10.00 per share, for aggregate gross proceeds of $41.2 million. All of the shares issued and sold in the initial public offering were registered under the Securities Act pursuant to a Registration Statement on Form S-1 (File No. 333-209115), which was declared effective by the SEC on July 27, 2016. Piper Jaffray & Co. and William Blair & Company, L.L.C. acted as joint book-running managers for the offering. The offering terminated on August 2, 2016.

The net offering proceeds to us, after deducting underwriting discounts of approximately $2.9 million and offering expenses paid by us totaling approximately $2.5 million, were approximately $35.8 million. No offering expenses were paid directly or indirectly to any of our directors or officers (or their associates) or persons owning 10.0% or more of any class of our equity securities or to any other affiliates. We also paid $8.2 million in cumulative accrued dividends to our Series A preferred stockholders from the issuance proceeds.

The net proceeds from our initial public offering have been invested in accordance with our investment policy. There has been no material change in our planned uses of the net proceeds from those described in the Prospectus dated July 27, 2016.

Item 3. Defaults Upon Senior Securities.

Not applicable.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

The exhibits filed as part of this Quarterly Report on Form 10-Q are set forth on the Exhibit Index, which Exhibit Index is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Tactile Systems Technology, Inc.

Date: September 7, 2016	By:	/s/ Lynn L. Blake
Lynn L. Blake
Chief Financial Officer
(Principal financial and accounting officer)

EXHIBIT INDEX

Exhibit Number	Description of Exhibit	Incorporated by Reference				Filed Herewith
		Form	File Number	Date of Filing	Exhibit Number

3.1	Fourth Amended and Restated Certificate of Incorporation	S-1	333-209115	06/09/2016	3.1

3.2	Amended and Restated By-laws	S-1	333-209115	05/06/2016	3.2

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) / 15d-14(a) of the Securities Exchange Act of 1934, as amended					X

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) / 15d-14(a) of the Securities Exchange Act of 1934, as amended					X

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

101.1

The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2016, formatted in XBRL: (i) Balance Sheets (unaudited), (ii) Statements of Operations (unaudited), (iii) Statements of Cash Flows (unaudited), and (iv) Notes to the Financial Statements.

X