Form 10-Q
period 2016-09-30
TACTILE SYSTEMS TECHNOLOGY INC
filed 2016-11-10
CIK 1027838

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐		Accelerated filer	☐

Non-accelerated filer	☒	(Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of November 10, 2016 there were 16,813,826 shares of common stock, $0.001 par value per share, outstanding.

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

PART I—FINANCIAL INFORMATION

Item 1.  Financial Statements.

Tactile Systems Technology, Inc.

Condensed Consolidated Balance Sheets

	September 30,	December 31,
	2016	2015
(In thousands, except share and per share data)	(unaudited)
Assets
Current assets
Cash and cash equivalents	$39,294	$7,060
Accounts receivable, net	13,021	14,151
Inventories	6,248	5,781
Deferred income taxes	1,781	1,766
Prepaid expenses	808	602
Total current assets	61,152	29,360
Property and equipment, net	1,399	1,346
Other assets
Patent costs, net	2,304	2,489
Medicare accounts receivable – long term	1,644	2,039
Deferred income taxes	387	402
Other non-current assets	50	1,337
Total other assets	4,385	6,267
Total assets	$66,936	$36,973

Liabilities and Stockholders’ Equity (Deficit)
Current liabilities
Accounts payable	$4,808	$3,336
Accrued payroll and related taxes	4,250	3,355
Accrued expenses	1,212	916
Future product royalties	265	991
Income taxes payable	172	904
Total current liabilities	10,707	9,502
Long-term liabilities
Deferred compensation	150	193
Total liabilities	10,857	9,695
Convertible preferred stock
Series B convertible preferred stock; $0.001 par value, no shares authorized, issued or outstanding as of September 30, 2016 and 5,319,066 shares authorized and 2,733,468 shares issued and outstanding as of December 31, 2015	—	12,599
Series A convertible preferred stock; $0.001 par value, no shares authorized, issued or outstanding as of September 30, 2016 and 3,112,153 shares authorized and 3,108,589 shares issued and 3,061,488 shares outstanding as of December 31, 2015	—	20,328
Stockholders’ equity (deficit)
Preferred stock; $0.001 par value, 50,000,000 shares authorized and no shares issued and outstanding as of September 30, 2016	—	—
Common stock; $0.001 par value, 300,000,000 shares authorized, 16,812,655 shares issued and 16,746,645 shares outstanding as of September 30, 2016, and 14,184,175 shares authorized and 3,222,902 shares issued and outstanding as of December 31, 2015	17	3
Additional paid-in capital	61,214	—
Accumulated deficit	(5,152)	(5,652)
Total stockholders’ equity (deficit)	56,079	(5,649)
Total liabilities and stockholders’ equity (deficit)	$66,936	$36,973

See accompanying notes to the condensed consolidated financial statements.

Tactile Systems Technology, Inc.

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands, except share and per share data)	2016	2015	2016	2015
Revenues, net	$22,635	$16,820	$56,064	$41,712
Cost of goods sold	6,282	4,466	15,417	11,839
Gross profit	16,353	12,354	40,647	29,873
Operating expenses
Sales and marketing	8,979	6,199	23,858	17,297
Research and development	1,285	1,094	3,314	2,922
Reimbursement, general and administrative	5,115	3,599	12,495	9,448
Total operating expenses	15,379	10,892	39,667	29,667
Income from operations	974	1,462	980	206
Other income	10	3	20	18
Income before income taxes	984	1,465	1,000	224
Income tax expense	492	589	500	90
Net income	492	876	500	134
Convertible preferred stock dividends	224	470	1,247	1,396
Allocation of undistributed earnings to preferred stockholders	99	262	—	—
Net income (loss) attributable to common stockholders	$169	$144	$(747)	$(1,262)
Net income (loss) per common share attributable to common stockholders
Basic	$0.01	$0.05	$(0.12)	$(0.44)
Diluted	$0.01	$0.03	$(0.12)	$(0.44)
Weighted-average common shares used to compute net income (loss) per common share attributable to common stockholders
Basic	12,253,877	3,148,294	6,317,875	2,854,112
Diluted	13,982,799	4,799,308	6,317,875	2,854,112

See accompanying notes to the condensed consolidated financial statements.

Tactile Systems Technology, Inc.

Condensed Consolidated Statements of Stockholders’ Equity (Deficit)

(Unaudited)

	Series B Preferred Stock		Series A Preferred Stock		Common Stock		Additional
							Paid-In	Accumulated
(In thousands, except share data)	Shares	Amount	Shares	Amount	Shares	Par Value	Capital	Deficit	Total
Balances, December 31, 2014	2,733,468	$11,894	3,061,488	$19,188	2,626,619	$3	$442	$(6,872)	$(6,427)
Stock-based compensation	—	—	—	—	—	—	232	—	232
Exercise of common stock options and warrants	—	—	—	—	596,283	5	862	—	867
Preferred stock dividends	—	534	—	862	—	—	(1,396)	—	(1,396)
Net income for the period	—	—	—	—	—	—	—	134	134
Balances, September 30, 2015	2,733,468	$12,428	3,061,488	$20,050	3,222,902	$8	$140	$(6,738)	$(6,590)

Balances, December 31, 2015	2,733,468	$12,599	3,061,488	$20,328	3,222,902	$3	$—	$(5,652)	$(5,649)
Stock-based compensation	—	—	—	—	—	—	902	—	902
Exercise of common stock options	—	—	—	—	234,135	1	223	—	224
Preferred stock dividend	—	436	—	811	—	—	(1,247)	—	(1,247)
Sale of common stock from initial public offering, net of offering expenses	—	—	—	—	4,120,000	4	35,378	—	35,382
Preferred stock dividends paid in cash	—	—	—	(8,207)	—	—	—	—	—
Common stock issued in lieu of series B preferred stock dividend	—	—	—	—	956,842	1	(1)	—	—
Conversion of series B preferred stock to common stock	(2,733,468)	(13,035)	—	—	2,733,468	3	13,032	—	13,035
Conversion of series A preferred stock to common stock	—	—	(3,061,488)	(12,932)	3,190,985	3	12,929	—	12,932
Common stock issued for series A & B preferred stock liquidation preference	—	—	—	—	2,354,323	2	(2)	—	—
Net income for the period	—	—	—	—	—	—	—	500	500
Balances, September 30, 2016	—	$—	—	$—	16,812,655	$17	$61,214	$(5,152)	$56,079

See accompanying notes to the condensed consolidated financial statements.

Tactile Systems Technology, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Nine Months Ended
	September 30,
(In thousands)	2016	2015
Cash flows from operating activities
Net income	$500	$134
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	675	622
Deferred income taxes	—	90
Stock-based compensation expense	859	232
Deferred compensation	—	(6)
Change in allowance for doubtful accounts	465	250
Changes in assets and liabilities
Accounts receivable	665	1,092
Inventories	(467)	(1,849)
Prepaid expenses and other non-current assets	(233)	(708)
Medicare accounts receivable – long-term	395	(704)
Accounts payable	1,695	1,053
Accrued payroll and related taxes	895	246
Accrued expenses and income taxes payable	(387)	(173)
Future product royalties	(726)	(445)
Net cash provided by (used in) operating activities	4,336	(166)
Cash flows from investing activities
Purchases of property and equipment	(518)	(420)
Patent costs	(24)	(18)
Net cash used in investing activities	(542)	(438)
Cash flows from financing activities
Payments on notes payable	—	(7)
Proceeds from exercise of common stock options and warrants	224	867
Dividends paid on preferred stock	(8,207)	—
Fees paid for IPO	(4,777)	—
Proceeds from IPO	41,200	—
Net cash provided by financing activities	28,440	860
Net change in cash and cash equivalents	32,234	256
Cash and cash equivalents – beginning of period	7,060	5,416
Cash and cash equivalents – end of period	$39,294	$5,672
Supplemental cash flow disclosure
Cash paid for interest	$—	$—
Cash paid for taxes	$1,261	$226

See accompanying notes to the condensed consolidated financial statements.

Tactile Systems Technology, Inc.

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

Note 1.  Nature of Operations and Basis of Presentation

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

Basis of Presentation

Our accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial reporting and pursuant to the rules and regulations of the SEC. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (including those which are normal and recurring) considered necessary for a fair presentation of the interim financial information have been included. The results for the nine months ended September 30, 2016 are not necessarily indicative of results to be expected for the year ending December 31, 2016, or for any other interim period or for any future year. Our business is affected by seasonality. In the first quarter of each year, when most patients have started a new insurance year and have not paid their annual deductibles, we experience substantially reduced demand for our products. We typically experience higher sales in the third and fourth quarters as a result of patients having paid their annual insurance deductibles in full, thereby reducing their out-of-pocket costs for our products, or because patients often spend the remaining balances in their flexible spending accounts.  The condensed consolidated interim financial statements should be read in conjunction with the audited financial statements and notes thereto included in our final prospectus dated July 27, 2016 filed with the SEC on July 28, 2016.

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

On August 2, 2016 we closed the initial public offering of our common stock, which resulted in the sale of 4,120,000 shares of our common stock at a public offering price of $10.00 per share. We received net proceeds from the initial public offering of approximately $35.4 million, after deducting underwriting discounts and approximately $2.9 million of transaction expenses. In connection with the closing of the initial public offering, all of our outstanding redeemable convertible preferred stock automatically converted to common stock on August 2, 2016.  At August 2, 2016, we did not have any redeemable convertible preferred stock issued or outstanding.  The significant increase in common stock outstanding in connection with the initial public offering is expected to impact the year-over-year comparability of our earnings per share calculations in future periods.

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

Significant Accounting Policies

During the nine months ended September 30, 2016 there were no material changes in our significant accounting policies. See Note 1 to the condensed consolidated financial statements included in our final Prospectus dated July 27, 2016, filed with the SEC on July 28, 2016, for information regarding our significant accounting policies.

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

In February 2016, the FASB issued ASU 2016-02, “Leases” (Topic 842), which supersedes the existing guidance for lease accounting, “Leases” (Topic 840). ASU 2016-02 requires lessees to recognize a lease liability and a right of use asset for all leases. Lessor accounting remains largely unchanged. The amendments in this ASU are effective for fiscal years beginning after December 15, 2018 and interim periods within those fiscal years. Early adoption is permitted for all entities. ASU 2016-02 requires a modified retrospective approach for all leases existing at or entered into after the date of initial adoption, with an option to elect to use certain transition relief. We are currently evaluating the impact of this new standard on our consolidated financial statements.

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

In June 2016, the FASB issued ASU No. 2016-13, “Financial Instruments - Credit Losses,” to require the measurement of expected credit losses for financial instruments held at the reporting date based on historical experience, current conditions and reasonable forecasts. The ASU is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. We are currently evaluating the impact of this new standard on our consolidated financial statements.

In August 2016, the FASB issued ASU No. 2016-15, “Statement of Cash Flows (Topic 230) – Classification of Certain Cash Receipts and Cash Payments,” to provide clarity on how certain cash receipt and cash payment transactions are presented and classified within the statement of cash flows. The ASU is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. We are currently evaluating the impact of this new standard on our consolidated financial statements.

Cash and Cash Equivalents

Cash and cash equivalents consist of all cash on hand, deposits and funds invested in available for sale securities with original maturities of three months or less at the time of purchase. At September 30, 2016, our cash was held primarily in checking and money market accounts.

Note 2.  Patent Costs, Net

Our patents, all of which are subject to amortization, are summarized as follows:

	As of	As of
(In thousands)	September 30, 2016	December 31, 2015
Patents	$3,428	$3,403
Less: accumulated amortization	(1,124)	(914)
Net patents	$2,304	$2,489

Amortization expense was $0.2 million for the nine-month periods ended September 30, 2016 and September 30, 2015, and $0.1 million for the three-month periods ended September 30, 2016 and September 30, 2015. Future amortization expenses are expected as follows:

(In thousands)
2016 (October 1 - December 31)	$69
2017	279
2018	279
2019	279
2020	279
Thereafter	1,119
Total	$2,304

Note 3.  Accrued Expenses

Accrued expenses consisted of the following:

	As of	As of
(In thousands)	September 30, 2016	December 31, 2015
Accrued warranty	$540	$360
Accrued clinical	71	130
Other	601	426
Total	$1,212	$916

Note 4.  Line of Credit — Bank

We have a $2.0 million line of credit with a bank that bears interest based on the prime rate, which was 3.50% as of September 30, 2016, and expires on May 11, 2017. Our credit line is secured by substantially all of our assets, including property and equipment, accounts receivable and inventory. Our credit line contains customary conditions as to borrowing, events of default and covenants, including covenants that restrict our ability to dispose of assets, merge with or acquire other entities, and incur indebtedness or encumbrances. There was no outstanding balance on the line of credit as of September 30, 2016 or as of December 31, 2015.

Note 5.  Commitments and Contingencies

Lease Obligations

In March 2008, we entered into a non-cancelable operating lease agreement for building space for our corporate headquarters that provides for monthly rent, real estate taxes and operating expenses that was extended to July 31, 2021. Rent expense was $0.6 million for both the nine-month periods ended September 30, 2016 and September 30, 2015, and $0.2 million for both the three-month periods ended September 30, 2016 and September 30, 2015.

In July 2016, we entered into a non-cancelable operating lease agreement for building space to accommodate the relocation of our manufacturing, quality, and research and development functions. The lease agreement extends through October 2021 and provides for monthly rent, real estate taxes and operating expenses. Because we did not take possession of this leased facility prior to September 30, 2016, no associated rent expense has been recorded in our statement of operations as of September 30, 2016.

We also have operating lease agreements for certain computer and office equipment that expire in 2020. The leases provide an option to purchase the related equipment at fair market value at the end of the lease.

Future base minimum lease payments for all lease obligations are expected to be as follows for the years ending December 31:

		Computer/Office
(In thousands)	Building	Equipment	Total
2016 (October 1 - December 31)	$154	$5	$159
2017	695	20	715
2018	714	18	732
2019	733	11	744
2020	753	1	754
Thereafter	506	—	506
Total	$3,555	$55	$3,610

Major Vendors

We had purchases from three vendors that accounted for 36% and 45% of total purchases for the nine-month periods ended September 30, 2016 and September 30, 2015, respectively, and 35% of total purchases for each of the three-month periods ended September 30, 2016 and September 30, 2015.

Purchase Commitment

We issued purchase orders in February 2016 totaling $7.6 million for inventory that we expect to receive between October 2016 and July 2017.

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

Deferred Compensation

Deferred compensation consisted of 66,010 shares of restricted common stock as of September 30, 2016. These  shares of restricted common stock were issued upon the conversion of 45,523 shares of restricted Series A preferred stock outstanding immediately prior to the completion of our initial public offering. The restricted shares vest upon the earlier of a change in control, as defined in the restricted stock agreement, or May 2, 2017.

Retirement Plan

We maintain a 401(k) retirement plan for our employees in which eligible employees can contribute a percentage of their pre-tax compensation. We may also make discretionary contributions to the 401(k) plan. We made contributions of $120,000 and $100,000 for the nine-month periods ended September 30, 2016 and September 30, 2015, respectively, and $45,000 and $36,000 for the three-month periods ended September 30, 2016 and September 30, 2015, respectively.

Note 6.  Stockholders' Equity

In September and October 2012, we received gross proceeds of $10.4 million for issuance of 2,733,468 shares of our Series B preferred stock at $3.80 per share. The Series B preferred stock included a liquidation preference of the original investment plus an accruing dividend at a rate of 6%, compounded annually, whether or not declared. The accruing dividend was payable upon a voluntary or involuntary liquidation or dissolution of our company, upon conversion of the Series B preferred stock to common stock, upon redemption of the Series B preferred stock or at such time as we paid a dividend on other shares of our capital stock. The accruing dividend could have been paid in cash or, at the option of the stockholder, additional shares of Series B preferred stock determined by dividing the amount of the accruing dividend by the Series B preferred stock purchase price as adjusted. There were $2.6 million of undeclared cumulative preferred dividends as of August 2, 2016, the date we closed our initial public offering and paid those dividends in the form of shares of our common stock. Holders of shares of Series B preferred stock were entitled to votes equal to the number of shares of common stock into which such Series B preferred stock could be converted.

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

From 2007 through 2009, we received gross proceeds of $13.0 million for the issuance of 3,061,488 shares of our Series A preferred stock at $4.23 per share. The Series A preferred stock included a liquidation preference of the original investment plus an accruing dividend at a rate of 6%, compounded annually, whether or not declared. The accruing dividend was payable upon a voluntary or involuntary liquidation or dissolution of our company or upon conversion of the Series A preferred stock to common stock, upon redemption of the Series A preferred stock or at such time as we paid a dividend on other shares of our capital stock. The accruing dividend would be paid in cash. There were $8.2 million of undeclared cumulative preferred dividends as of August 2, 2016, the date we closed our initial public offering and paid those dividends in cash. Holders of shares of Series A preferred stock were entitled to votes equal to the number of shares of common stock into which such Series A preferred stock could be converted. Purchasers of the Series A preferred stock received anti-dilution rights whereby if we issued or sold additional shares of preferred or common shares at a purchase price below $4.23 per share, we would issue additional shares to these purchasers of Series A preferred stock to effectively reduce their purchase price. The Series B preferred stock was sold at a price less than the Series A preferred stock. As a result, we issued 83,972 shares of common stock for this anti-dilution provision.

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

Optional Conversion by the Holder.    The optional conversion feature was determined to be clearly and closely related to the Series B and Series A preferred stock host. As such the conversion feature did not require bifurcation under ASC 815-“Derivatives and Hedging”.

The Series B and Series A preferred stock was assessed under ASC 470, "Debt," to determine if there was a beneficial conversion feature. We determined there was no beneficial conversion feature.

We completed the initial public offering of our common stock on August 2, 2016, in which we sold 4,120,000 shares of our common stock at a public offering price of $10.00 per share. Immediately prior to the completion of the initial public offering, all then-outstanding shares of our Series A and Series B preferred stock were converted into 5,924,453 shares of our common stock. Our Series A preferred stock converted to common stock at a ratio of 1-for-1.03 and our Series B preferred stock converted to common stock at a ratio of 1-for-1. In addition, immediately prior to the completion of the initial public offering, we issued 2,354,323 additional shares of our common stock that our Series A and Series B preferred stockholders were entitled to receive in connection with the conversion of the preferred stock, and we issued 956,842 shares of our common stock to pay accrued dividends on our Series B preferred stock. We also paid $8.2 million in cumulative accrued dividends to our Series A convertible preferred stockholders in conncection with the initial public offering, including $0.1 million of dividends paid to the holders of the common restricted shares.

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

In June 2016, we adopted the 2016 Equity Incentive Plan (the “2016 Plan”), pursuant to which an aggregate of 4.8 million shares of our common stock may be awarded to employees, directors and consultants as equity awards in the form of stock grants, restricted stock awards, stock options, restricted stock units, performance shares and other equity awards. With the adoption of the 2016 Plan, the board of directors decided we would no longer grant any options under our other existing equity compensation plans.  At September 30, 2016, there were 4.5 million shares remaining available for grant under the 2016 Plan.

We recorded stock-based compensation expense of $0.7 million and $0.9 million for the three-month and nine-month periods ended September 30, 2016, respectively, and $0.1 million and $0.2 million for the three-month and nine-month periods ended September 30, 2015, respectively. This expense was allocated as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
(In thousands)
Cost of goods sold	$33	$21	$71	$52
Sales and marketing	188	47	272	125
Research and development	14	—	14	—
Reimbursement, general and administrative	474	19	502	55
Total stock-based compensation expense	$709	$87	$859	$232

Stock Options

We have granted stock option awards which generally vest over four years and have a contractual term of ten years from the date of grant. Our stock option activity was as follows:

		Weighted Average
	Options	Exercise Price
	(#)	($/share)

Outstanding at December 31, 2015	1,840,448	$1.18
Granted	305,236	10.60
Exercised	(234,948)	0.95
Forfeited	(23,535)	2.84
Outstanding at September 30, 2016	1,887,201	$2.33

Of the total outstanding options at September 30, 2016,  1,283,036 were exercisable with a weighted average exercise price of $1.02 per share. The total outstanding options had a weighted average remaining contractual life of 5.7 years.

At September 30, 2016, there was approximately $2.0 million of unrecognized stock option expense under our equity compensation plans, which is expected to be recognized on a straight-line basis over a weighted average period of 2.7 years.

Restricted Stock Units

In conjunction with our initial public offering, we granted 307,594 restricted stock units (“RSUs”) under the 2016 Plan to executives,  other employees and non-employee directors, which RSUs had an aggregate grant date fair value of $3.1 million. These RSUs include only a time-based service condition.  The compensation expense of these RSUs was determined using the fair value of the company’s common stock on the date of grant, and compensation expense will be recognized on a straight-line basis over the requisite vesting period.  At September 30, 2016, there was $2.9 million of total unrecognized compensation expense related to these unvested RSUs, which is expected be recognized over a weighted average period of 2.5 years.

Employee Stock Purchase Plan

Our employee stock purchase plan (“ESPP”), which was approved by our board of directors on April 27, 2016 and by our stockholders on June 20, 2016, allows participating employees to purchase shares of our common stock at a discount through payroll deductions. The plan is available to all of our employees and employees of participating subsidiaries. Participating employees may purchase common stock, on a voluntary after tax-basis, at a price equal to 85% of the lower of the closing market price per share of our common stock on the first or last trading day of each stock purchase period. The plan ordinarily consists of six-month purchase periods, beginning on May 16 and November 16 of each calendar year, but the initial purchase period began on July 27, 2016 and will end on May 15, 2017. A total of 1.6 million shares of common stock are reserved for issuance under the plan, and this share reserve will automatically be supplemented each January 1 through the year 2026 by an amount equal to the least of (1) 1% of the shares of our common stock outstanding on the immediately preceding December 31, (2) 500,000 shares or (3) such lesser amount as our board of directors may determine. No purchases were made under the plan in the nine months ended September 30, 2016.  We recognized $0.2 million in stock-based compensation expense related to the ESPP for each of the three-month and nine-month periods ended September 30, 2016. We did not recognize any stock-based compensation expense related to the ESPP in either of the three-month or nine-month periods ended September 30, 2015.

Note 7.  Income Taxes

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

We recorded income tax expense of $0.5 million for the three-month and nine-month periods ended September 30, 2016, respectively. We recorded income tax expense of $0.6 million and $0.1 million for the three-month and nine-month periods ended September 30, 2015, respectively. Our provisions for income taxes included current federal and state income tax expense, as well as deferred federal and state income tax expense.

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

Note 8.  Net Income (Loss) Per Share Attributable to Common Stockholders

The following table sets forth the computation of our basic and diluted net income (loss) per share attributable to common stockholders:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
(In thousands, except per share data)
Net income	$492	$876	$500	$134
Convertible preferred stock dividends	224	470	1,247	1,396
Allocation of undistributed earnings to preferred stockholders	99	262	—	—
Net income (loss) attributable to common stockholders	$169	$144	$(747)	$(1,262)
Weighted average shares outstanding	12,253,877	3,148,294	6,317,875	2,854,112
Effect of common stock options, warrants, restricted stock units and employee stock purchase plan shares	1,728,922	1,651,014	—	—
Weighted-average shares used to compute diluted net income (loss) per share	13,982,799	4,799,308	6,317,875	2,854,112
Net income (loss) per share - Basic	$0.01	$0.05	$(0.12)	$(0.44)
Net income (loss) per share - Diluted	$0.01	$0.03	$(0.12)	$(0.44)

As of September 30, 2016, total common shares outstanding and the potentially dilutive shares totaled approximately 18.5 million shares.

The following potentially dilutive securities were excluded from the computation of weighted shares outstanding for the three-month and nine-month periods ended September 30, 2016 and September 30, 2015 because these securities would have had an anti-dilutive impact:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015

Convertible preferred stock outstanding	—	—	—	5,794,958
Restricted stock units	—	—	373,604	—
Common stock options	31,016	—	1,887,201	1,861,709
Employee stock purchase plan shares	—	—	35,821	—
Common stock warrants	—	—	5,800	14,518
Total	31,016	—	2,302,426	7,671,185

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

Our proprietary products are the Flexitouch System, the Entré System, and the ACTitouch System. A predecessor to our Flexitouch System received 510(k) clearance from the U.S. Food and Drug Administration (the “FDA”) in July 2002, and we introduced the system to address the many limitations of self-administered home-based manual lymphatic drainage therapy. We began selling our more advanced Flexitouch System after receiving 510(k) clearance from the FDA in October 2006. Historically, we derived substantially all of our revenues from our Flexitouch System. For the nine months ended September 30, 2016 and 2015, sales of our Flexitouch System represented 86% and 87% of our revenues, respectively.  In September 2016, we received 510(k) clearance from the FDA for the Flexitouch System in treating lymphedema of the head and neck.

In September 2012, we acquired our second proprietary product, the ACTitouch System. The system received 510(k) clearance from the FDA in June 2013, and we began selling the product in September 2013 to address the many limitations of non-removable multilayered bandages that are worn by patients suffering from venous leg ulcers. We also introduced our Entré System in the United States in February 2013. The Entré System is sold to patients for whom a more basic pump is suitable or who do not yet qualify for insurance reimbursement for an advanced compression device such as our Flexitouch System. For the nine months ended September 30, 2016 and 2015, sales of our ACTitouch and Entré Systems combined represented 14% and 13% of revenues, respectively.

To support the growth of our business, we invest heavily in our commercial infrastructure, consisting of our direct sales force, home training resources, reimbursement capabilities and clinical expertise. We market our products in the United States using a direct-to-patient and -provider model. Our direct sales force has grown from three representatives in March 2005 to a team of over 110 people as of September 30, 2016. This model allows us to directly approach patients and clinicians, whereby we disintermediate the traditional durable medical equipment channel, allowing us to capture both the manufacturer and distributor margins. We also utilize over 300 licensed, independent healthcare practitioners as home trainers who educate patients on the proper use of our systems. We invest substantial resources in our reimbursement operations group of over 65 people that focuses on verifying case-by-case benefits, obtaining prior authorization, billing and collecting payments from payers and providing customer support services. Our payer relations group of over 25 people is responsible for developing relationships with payer decision-makers to educate them on our product efficacy, develop overall payer coverage policies and reimbursement criteria, manage Medicare patient claims and contracts with payers, and serve as an advocacy liaison between patients, clinicians and payers throughout the appeals process. We also have a clinical team, consisting of a scientific advisory board, in-house therapists and nurses, and a medical director (part-time), that serves as a resource to clinicians and patients and guides our development of clinical evidence in support of our products.

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

For the three months ended September 30, 2016, we generated revenues of $22.6 million and had net income of $0.5 million, compared to revenues of $16.8 million and net income of $0.9 million for the three months ended

September 30, 2015. For the nine months ended September 30, 2016, we generated revenues of $56.1 million and net income of $0.5 million, compared to revenues of $41.7 million and net income of  $0.1 million for the nine months ended September 30, 2015. Our primary sources of capital to date have been from operating income and private placements of our capital stock, as well as our initial public offering, which closed on August 2, 2016. We operate in one segment for financial reporting purposes.

Results of Operations

Comparison of the Three and Nine Months Ended September 30, 2016 and 2015

The following table presents our results of operations for the periods indicated.

	Three Months Ended September 30,
	2016		2015		Change
(In thousands, except percentages)		% of revenue		% of revenue	$	%
Condensed Consolidated Statement of Operations Data:
Revenues	$22,635	100%	$16,820	100%	$5,815	35%
Cost of goods sold	6,282	28	4,466	27	1,816	41
Gross profit	16,353	72	12,354	73	3,999	32
Operating expenses
Sales and marketing	8,979	40	6,199	37	2,780	45
Research and development	1,285	6	1,094	7	191	17
Reimbursement, general and administrative	5,115	23	3,599	21	1,516	42
Total operating expenses	15,379	68	10,892	65	4,487	41
Income from operations	974	4	1,462	9	(488)	(33)
Other income	10		3		7	233
Income before income taxes	984		1,465		(481)	(33)
Income tax expense	492		589		(97)	(16)
Net income	$492		$876		$(384)	(44)

	Nine Months Ended September 30,
	2016		2015		Change
(In thousands, except percentages)		% of revenue		% of revenue	$	%
Condensed Consolidated Statement of Operations Data:
Revenues	$56,064	100%	$41,712	100%	$14,352	34%
Cost of goods sold	15,417	27	11,839	28	3,578	30
Gross profit	40,647	73	29,873	72	10,774	36
Operating expenses
Sales and marketing	23,858	43	17,297	41	6,561	38
Research and development	3,314	6	2,922	7	392	13
Reimbursement, general and administrative	12,495	22	9,448	23	3,047	32
Total operating expenses	39,667	71	29,667	71	10,000	34
Income from operations	980	2	206	-	774	376
Other income	20		18		2	11
Income before income taxes	1,000		224		776	346
Income tax expense	500		90		410	456
Net income	$500		$134		$366	273

Revenues

Revenues increased $5.8 million, or 35%, to $22.6 million in the three months ended September 30, 2016, compared to $16.8 million in the three months ended September 30, 2015. Revenues increased $14.4 million, or 34%, to $56.1 million in the nine months ended September 30, 2016, compared to $41.7 million in the nine months ended September 30, 2015.  The growth in revenues was primarily attributable to an increase of approximately $4.8 million, or 33%, in sales of our Flexitouch System in the three months ended September 30, 2016, and an increase of approximately

$11.9 million, or 33%, in sales of our Flexitouch System in the nine months ended September 30, 2016, in each case compared to the same prior year period. These increases in Flexitouch sales were driven primarily by expansion of our sales force, increased physician and patient awareness of the lymphedema condition, and increased contractual coverage with national and regional insurance payers.

The following table summarizes our revenues by product for the three and nine months ended September 30, 2016 and September 30, 2015, both in dollars and percentage of total revenues:

	Three Months Ended September 30,
	2016	2015	% Change
(In thousands, except percentages)
Revenues
Flexitouch System	$19,387	$14,609	33%
ACTitouch/Entré Systems	3,248	2,211	47%
Total	$22,635	$16,820	35%

Percentage of total revenues
Flexitouch System	86%	87%
ACTitouch/Entré Systems	14%	13%
Total	100%	100%

	Nine Months Ended September 30,
	2016	2015	% Change
(In thousands, except percentages)
Revenues
Flexitouch System	$47,988	$36,098	33%
ACTitouch/Entré Systems	8,076	5,614	44%
Total	$56,064	$41,712	34%

Percentage of total revenues
Flexitouch System	86%	87%
ACTitouch/Entré Systems	14%	13%
Total	100%	100%

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

Cost of Goods Sold and Gross Margin

Cost of goods sold increased $1.8 million, or 41%, to $6.3 million during the three months ended September 30, 2016, compared to $4.5 million during the three months ended September 30, 2015. Cost of goods sold increased $3.6 million, or 30%, to $15.4 million during the nine months ended September 30, 2016, compared to $11.8 million during the nine months ended September 30, 2015. The increase in cost of goods sold in each of the 2016 periods was primarily attributable to an increase in the number of systems sold.

Gross margin for the three months ended September 30, 2016 decreased to 72% compared to 73% for the three months ended September 30, 2015. Gross margin for the nine months ended September 30, 2016 increased to 73% compared to 72% for the nine months ended September 30, 2015. The year-over-year changes in gross margin in each period were primarily due to changes in payer and product mix.

Sales and Marketing Expenses

Sales and marketing expenses increased $2.8 million, or 45%, to $9.0 million during the three months ended September 30, 2016, compared to $6.2 million during the three months ended September 30, 2015. Sales and marketing expenses increased $6.6 million, or 38%, to $23.9 million during the nine months ended September 30, 2016, compared to $17.3 million during the nine months ended September 30, 2015.  The year-over-year increases were primarily attributable to  $2.0 million and $4.7 million of increased compensation and related expenses as a result of increased sales and marketing headcount in the three-month and nine-month periods ended September 30, 2016, respectively. In addition, other sales and marketing expenses increased $0.8 million and $1.3 million in the three months and nine months ended September 30, 2016, respectively; this increase was primarily due to increased field sales meetings, travel and entertainment, consulting and field sales training expenses.

Research and Development Expenses

R&D expenses increased $0.2 million, or 17%, to $1.3 million during the three months ended September 30, 2016, compared to $1.1 million during the three months ended September 30, 2015. R&D expenses increased $0.4 million, or 13%, to $3.3 million during the nine months ended September 30, 2016, compared to $2.9 million during the nine months ended September 30, 2015. The increase in R&D expenses in each of the 2016 periods was primarily attributable to increased product development and clinical study costs.

Reimbursement, General and Administrative Expenses

Reimbursement, general and administrative expenses increased $1.5 million, or 42%, to $5.1 million during the three months ended September 30, 2016, compared to $3.6 million during the three months ended September 30, 2015. Reimbursement, general and administrative expenses increased $3.0 million, or 32%, to $12.5 million during the nine months ended September 30, 2016, compared to $9.5 million during the nine months ended September 30, 2015.  The increase in reimbursement, general and administrative expenses in each of the 2016 periods was primarily attributable to personnel-related expenses as a result of increased headcount in our patient services, contracting, case management, billing and collections, advocacy, reimbursement and administrative teams, as well as higher facility costs for rent, utilities, property taxes and maintenance.

Other Income, Net

Other income was $10,000 and $3,000 for the three-month periods ended September 30, 2016 and September 30, 2015, respectively. Other income was $20,000 and $18,000 for the nine-month periods ended September 30, 2016 and September 30, 2015, respectively.

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

Liquidity and Capital Resources

Cash Flows

At September 30, 2016, our principal sources of liquidity were cash and cash equivalents of $39.3 million and net accounts receivable of $13.0 million.

The following table summarizes our cash flows for the periods indicated:

	Nine Months Ended
	September 30,
	2016	2015
(In thousands)
Net cash provided by (used in):
Operating activities	$4,336	$(166)
Investing activities	(542)	(438)
Financing activities	28,440	860
Net increase in cash and cash equivalents	$32,234	$256

Net Cash Provided by (Used in) Operating Activities

Net cash provided by operating activities during the nine months ended September 30, 2016 was $4.3 million. This increase in cash provided by operations resulted from net income of $0.5 million, a $1.8 million decrease in net operating assets and liabilities, and $2.0 million of non-cash expense items. Our net operating assets and liabilities decreased $1.8 million primarily due to a decrease in accounts receivable and increases in accounts payable, accrued expenses and accrued payroll, offset by payments of product royalties and increased inventory purchases. Non-cash expense items of $2.0 million primarily consisted of stock-based compensation expense and depreciation and amortization of equipment, leasehold improvements, and patents, as well as changes in allowances for doubtful accounts.

Net cash used in operating activities during the nine months ended September 30, 2015 was $0.2 million. This use of cash was primarily due to net income of $0.1 million and $1.2 million of non-cash expense items, offset by a $1.5 million net increase in opeating assets and liabilities in the nine-month period ending September 30, 2015.

Net Cash Used in Investing Activities

Net cash used in investing activities during the nine months ended September 30, 2016 was $0.5 million, consisting primarily of purchases of product tooling and computer and manufacturing equipment. Net cash used in investing activities during the nine months ended September 30, 2015 was $0.4 million, consisting primarily of purchases of product tooling and computer and manufacturing equipment.

Net Cash Provided by Financing Activities

Until August 2016, when we closed on our initial public offering, we historically funded our operations through the issuance of capital stock. Net cash provided by financing activities during the nine months ended September 30, 2016, was $28.4 million, generated by gross proceeds of $41.2 million from the initial public offering, partially offset by $8.2 million in payments of accrued dividends on preferred stock and $4.8 million of underwriting discounts and expenses associated with the initial public offering. We also paid $1.0 million of in expenses associated with the initial public offering during the fourth quarter of 2015. Net cash provided by financing activities during the nine months ended September 30, 2015 was $0.9 million, consisting of proceeds from exercise of common stock options and warrants.

Credit Line

We have a bank credit line with borrowing availability of $2.0 million. As of September 30, 2016, we did not have any outstanding borrowings under our credit line.  Our credit line bears interest based on the prime rate, which was 3.50% as of September 30, 2016. On May 11, 2016, we extended our credit agreement until May 11, 2017. Our credit line is secured by substantially all our assets, including property and equipment, accounts receivable and inventory. Our credit line contains customary conditions as to borrowing, events of default and covenants, including covenants that restrict our ability to dispose of assets, merge with or acquire other entities, and incur indebtedness or encumbrances.

Adequacy of Capital Resources

Our future capital requirements may vary significantly from those now planned and will depend on many factors, including:

•	sales and marketing resources needed to further penetrate our market;
•	expansion of our operations;
•	response of competitors to our solutions and applications;
•	costs associated with clinical research activities;
•	costs to develop and implement new products, if any; and
•	use of capital for acquisitions, if any.

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

Inflation and changing prices did not have a material effect on our business during the nine months ended September 30, 2016, and we do not expect that inflation or changing prices will materially affect our business in the foreseeable future.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements, investments in special purpose entities or undisclosed borrowings or debt. Additionally, we are not a party to any derivative contracts or synthetic leases.

Contractual and Commercial Commitments Summary

Our contractual obligations and commercial commitments as of September 30, 2016 are summarized below:

	Payments Due By Period
		Less Than			More Than
(In thousands)	Total	1 Year	1-3 Years	3-5 Years	5 Years
Operating lease obligations (1)	$3,610	$159	$2,191	$1,260	$-
Future product royalties (2)	265	265	-	-	-
Purchase commitments (3)	7,566	2,755	4,811	-	-
Total	$11,441	$3,179	$7,002	$1,260	$-

(1)

We currently lease appoximiately 52,000 square feet of office and assembly space at our corporate headquarters in Minneapolis, Minnesota under a lease that expires in July 2021 and an additional 31,200 square feet of office and warehouse space at a second leased facility in Minneapolis, Minnesota under a lease that expires in October 2021.

(2)

We are required to make royalty payments to a third party for our ACTitouch System through 2023. We are required to make quarterly payments through 2023, with guaranteed payments through the third quarter of 2016, and for the remaining period, equal to 6% of our quarterly revenues attributable to our ACTitouch System. In any year that these revenues exceed $40.0 million, we are required to pay 7% on revenues $40.0 million and over and 6% on revenues $40.0 million and under.

(3)	Represents purchase orders issued in February 2016 to vendors for inventory expected to be received in 2016 and 2017.

Recent Accounting Pronouncements

Refer to Note 1 - “Nature of Operations and Basis of Presentation” of our condensed consolidated financial statements contained in this report for a  description of recently issued accounting pronouncements that are applicable to our business.

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

We did not have any outstanding debt as of September 30, 2016. Therefore, we do not have any material exposure to interest rate fluctuations.

Foreign Currency Risk

Our business is conducted in U.S. dollars and foreign transactions have been minimal. As we begin building relationships to commercialize our products internationally, our results of operations and cash flows may become increasingly subject to changes in foreign exchange rates.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2016. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 30, 2016, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

There were no material changes in our internal control over financial reporting during the quarter ended September 30, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The net offering proceeds to us, after deducting underwriting discounts of approximately $2.9 million and offering expenses paid by us totaling approximately $2.9 million, were approximately $35.4 million. No offering expenses were paid directly or indirectly to any of our directors or officers (or their associates) or persons owning 10.0% or more of any class of our equity securities or to any other affiliates. We also paid $8.2 million in cumulative accrued dividends to our Series A preferred stockholders from the issuance proceeds.

The net proceeds from our initial public offering were held in an overnight deposit account at September 30, 2016. There has been no material change in our planned uses of the net proceeds from those described in the Prospectus dated July 27, 2016.

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

Tactile Systems Technology, Inc.

Date: November 10, 2016	By:	/s/ Lynn L. Blake
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

101.1

The following condensed consolidated financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2016, formatted in XBRL: (i) Balance Sheets (unaudited), (ii) Statements of Operations (unaudited), (iii) Statements of Stockholders’ Equity (Deficit) (unaudited), (iv) Statements of Cash Flows (unaudited), and (v) Notes to the Condensed Consolidated Financial Statements.

X