Form 10-Q
period 2017-03-31
TACTILE SYSTEMS TECHNOLOGY INC
filed 2017-05-08
CIK 1027838

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company”  in Rule 12b-2 of the Exchange Act.

Large accelerated filer				☐		Accelerated filer	☐

Non-accelerated filer				☒	(Do not check if a smaller reporting company)	Smaller reporting company	☐
		
Emerging growth company				☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of May 5, 2017 there were 16,940,140 shares of common stock, $0.001 par value per share, outstanding.

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

You should read the matters described in "Risk Factors" and the other cautionary statements made in our Annual Report on Form 10-K for the year ended December 31, 2016 and in this Quarterly Report on Form 10-Q. We cannot assure you that the forward-looking statements in this report will prove to be accurate and therefore you are encouraged not to place undue reliance on forward-looking statements. Actual results or events could differ materially from the plans, intentions and expectations disclosed in the forward-looking statements we make. You are urged to carefully review and consider the various disclosures made by us in this report and in other filings with the Securities and Exchange Commission (the “SEC”) that advise of the risks and factors that may affect our business. Other than as required by law, we undertake no obligation to update or revise these forward-looking statements, even though our situation may change in the future. Our forward-looking statements do not reflect the potential impact of any future acquisitions, mergers, dispositions, joint ventures or investments that we may make.

PART I—FINANCIAL INFORMATION

Item 1.  Financial Statements.

Tactile Systems Technology, Inc.

Condensed Consolidated Balance Sheets

(Unaudited)

	March 31,	December 31,
(In thousands, except share and per share data)	2017	2016
Assets
Current assets
Cash and cash equivalents	$20,714	$30,701
Marketable securities	20,023	10,994
Accounts receivable, net	11,428	15,003
Inventories	6,933	6,554
Income taxes receivable	555	—
Prepaid expenses	870	981
Total current assets	60,523	64,233
Property and equipment, net	2,273	1,563
Other assets
Patent costs, net	2,340	2,394
Medicare accounts receivable, long-term	2,869	2,823
Deferred income taxes	2,792	2,785
Other non-current assets	51	137
Total other assets	8,052	8,139
Total assets	$70,848	$73,935

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$4,862	$5,018
Accrued payroll and related taxes	4,886	6,692
Accrued expenses	1,318	1,193
Future product royalties	48	67
Income taxes payable	—	823
Total current liabilities	11,114	13,793
Long-term liabilities
Accrued warranty reserve, long-term	563	503
Total liabilities	11,677	14,296
Stockholders’ equity
Preferred stock; $0.001 par value, 50,000,000 shares authorized and no shares issued and outstanding as of March 31, 2017 and December 31, 2016	—	—
Common stock; $0.001 par value, 300,000,000 shares authorized, 16,909,154 shares issued and outstanding as of March 31, 2017, and 16,833,737 shares issued and outstanding as of December 31, 2016	17	17
Additional paid-in capital	63,449	62,406
Accumulated deficit	(4,277)	(2,773)
Accumulated other comprehensive loss	(18)	(11)
Total stockholders’ equity	59,171	59,639
Total liabilities and stockholders’ equity	$70,848	$73,935

See accompanying notes to the condensed consolidated financial statements.

Tactile Systems Technology, Inc.

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended
	March 31,
(In thousands, except share and per share data)	2017	2016
Revenues, net	$19,850	$13,700
Cost of goods sold	5,624	3,811
Gross profit	14,226	9,889
Operating expenses
Sales and marketing	10,166	7,281
Research and development	1,118	980
Reimbursement, general and administrative	5,874	3,414
Total operating expenses	17,158	11,675
Loss from operations	(2,932)	(1,786)
Other income	55	5
Loss before income taxes	(2,877)	(1,781)
Income tax benefit	(1,373)	(801)
Net loss	(1,504)	(980)
Convertible preferred stock dividends	—	514
Net loss attributable to common stockholders	$(1,504)	$(1,494)
Net loss per common share attributable to common stockholders
Basic	$(0.09)	$(0.45)
Diluted	$(0.09)	$(0.45)
Weighted-average common shares used to compute net loss per common share attributable to common stockholders
Basic	16,878,443	3,293,326
Diluted	16,878,443	3,293,326

See accompanying notes to the condensed consolidated financial statements.

Tactile Systems Technology, Inc.

Condensed Consolidated Statements of Comprehensive Income (Loss)

(Unaudited)

	Three Months Ended
	March 31,
(In thousands)	2017	2016
Net loss	$(1,504)	$(980)
Other comprehensive income (loss):
Unrealized losses on available-for-sale securities	(13)	—
Income tax related to items of other comprehensive loss	6	—
Total other comprehensive loss	(7)	—
Comprehensive loss	$(1,511)	$(980)

See accompanying notes to the condensed consolidated financial statements.

Tactile Systems Technology, Inc.

Condensed Consolidated Statements of Stockholders’ Equity (Deficit)

(Unaudited)

									Accumulated
	Series B Preferred Stock		Series A Preferred Stock		Common Stock		Additional		Other
							Paid-In	Accumulated	Comprehensive
(In thousands, except share data)	Shares	Amount	Shares	Amount	Shares	Par Value	Capital	Deficit	Loss	Total
Balances, December 31, 2015	2,733,468	$12,599	3,061,488	$20,328	3,222,902	$3	$—	$(5,652)	$—	$(5,649)
Stock-based compensation	—	—	—	—	—	—	75	—	—	75
Exercise of common stock options and warrants	—	—	—	—	118,383	—	128	—	—	128
Preferred stock dividends	—	197	—	317	—	—	(203)	(311)	—	(514)
Comprehensive loss for the period	—	—	—	—	—	—	—	(980)	—	(980)
Balances, March 31, 2016	2,733,468	$12,796	3,061,488	$20,645	3,341,285	$3	$—	$(6,943)	$—	$(6,940)

Balances, December 31, 2016	—	$—	—	$—	16,833,737	$17	$62,406	$(2,773)	$(11)	$59,639
Stock-based compensation	—	—	—	—	—	—	957	—	—	957
Exercise of common stock options and warrants and vesting of restricted stock units	—	—	—	—	75,417	—	100	—	—	100
Taxes paid for net share settlement of restricted stock units	—	—	—	—	—	—	(14)	—	—	(14)
Comprehensive loss for the period	—	—	—	—	—	—	—	(1,504)	(7)	(1,511)
Balances, March 31, 2017	—	$—	—	$—	16,909,154	$17	$63,449	$(4,277)	$(18)	$59,171

See accompanying notes to the condensed consolidated financial statements.

Tactile Systems Technology, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Three Months Ended
	March 31,
(In thousands)	2017	2016
Cash flows from operating activities
Net loss	$(1,504)	$(980)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	298	211
Deferred income taxes	—	(801)
Stock-based compensation expense	957	75
Change in allowance for doubtful accounts	(330)	—
Changes in assets and liabilities
Accounts receivable	3,905	2,493
Inventories	(379)	553
Prepaid expenses and other assets	(358)	66
Medicare accounts receivable – long-term	(46)	228
Accounts payable	(394)	(331)
Accrued payroll and related taxes	(1,806)	(1,534)
Accrued expenses and income taxes payable	(640)	(588)
Future product royalties	(19)	(248)
Net cash used in operating activities	(316)	(856)
Cash flows from investing activities
Purchases of marketable securities	(9,049)	—
Purchases of property and equipment	(700)	(112)
Patent costs	(8)	—
Net cash used in investing activities	(9,757)	(112)
Cash flows from financing activities
Proceeds from exercise of common stock options and warrants	100	128
Taxes paid for net share settlement of restricted stock units	(14)	—
Fees paid for IPO	—	(433)
Net cash provided by (used in) financing activities	86	(305)
Net change in cash and cash equivalents	(9,987)	(1,273)
Cash and cash equivalents – beginning of period	30,701	7,060
Cash and cash equivalents – end of period	$20,714	$5,787
Supplemental cash flow disclosure
Cash paid for interest	$—	$—
Cash paid for taxes	$5	$951
Non-cash investing activities
Acquisition of assets included in accounts payable	$238	$53

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

Basis of Presentation

Our accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial reporting and pursuant to the rules and regulations of the SEC. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (including those which are normal and recurring) considered necessary for a fair presentation of the interim financial information have been included. We have reclassified certain prior-year amounts to conform to the current year’s presentation.

The results for the three months ended March 31, 2017 are not necessarily indicative of results to be expected for the year ending December 31, 2017, or for any other interim period or for any future year. Our business is affected by seasonality. In the first quarter of each year, when most patients have started a new insurance year and have not yet met their annual out-of-pocket obligations, we experience substantially reduced demand for our products. We typically experience higher sales in the third and fourth quarters as a result of patients having paid their annual insurance deductibles in full, thereby reducing their out-of-pocket costs for our products, and because patients often spend the remaining balances in their flexible spending accounts at that time.  This seasonality applies only to purchases of our products by patients covered by commercial insurance and is not relevant to Medicare, Medicaid, or Veterans Administration hospitals, as those payers do not have plans that include patient deductibles for purchases of our products.  The condensed consolidated interim financial statements should be read in conjunction with the audited financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2016.

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

In connection with preparing for our initial public offering, our board of directors and stockholders approved a 1-for-2.820044 reverse stock split of our capital stock. The reverse stock split became effective in June 2016. All share and per share amounts in these condensed consolidated financial statements and notes thereto have been retroactively adjusted for all periods presented to give effect to this reverse stock split, including reclassifying an amount equal to the reduction in par value of common stock to additional paid-in capital.

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

Significant Accounting Policies

During the three months ended March 31, 2017 there were no material changes in our significant accounting policies. See Note 1 to the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2016 for information regarding our significant accounting policies.

Recent Accounting Pronouncements

We are an “emerging growth company” as defined by the Jumpstart Our Business Startups (“JOBS”) Act of 2012. The JOBS Act provides that an emerging growth company can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. In other words, an emerging growth company can selectively delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We have elected to avail ourselves of this exemption and, as a result, our financial statements may not be comparable to the financial statements of issuers who are required to comply with the effective dates for new or revised accounting standards that are applicable to public companies. Section 107 of the JOBS Act provides that we can elect to opt out of the extended transition period at any time, which election is irrevocable.

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

In November 2015, the FASB issued ASU 2015-l7, “Income Taxes: Balance Sheet Classification of Deferred Taxes,” which requires entities to present deferred tax assets and deferred tax liabilities as non-current in a classified balance sheet. The ASU is effective for annual periods beginning after December l5, 20l7, and interim periods within annual periods beginning after December 15, 2018. Early adoption is permitted for all entities. We elected to adopt this new standard prospectively in the fourth quarter of 2016.

In February 2016, the FASB issued ASU 2016-02, “Leases” (Topic 842), which supersedes the existing guidance for lease accounting, “Leases” (Topic 840). ASU 2016-02 requires lessees to recognize a lease liability and a right-of-use asset for all leases. Lessor accounting remains largely unchanged. The amendments in this ASU are effective for interim and annual periods beginning after December 15, 2019 for private companies; this effective date is applicable to us due to the JOBS Act exemption described above. Early adoption is permitted for all entities. ASU 2016-02 requires a modified retrospective approach for all leases existing at, or entered into after, the date of initial adoption, with an option to elect to use certain transition relief. We plan to further evaluate the timing and anticipated impact of the adoption of this ASU on our consolidated financial statements in future periods.

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

Cash and Cash Equivalents

Cash and cash equivalents consist of all cash on hand, deposits and funds invested in available-for-sale securities with original maturities of three months or less at the time of purchase. At March 31, 2017, our cash was held primarily in checking and money market accounts.

Note 2.  Marketable Securities

Our investments in marketable securities are classified as available-for-sale and consist of the following:

	March 31, 2017
		Unrealized	Unrealized
(In thousands)	Cost	Gains	Losses	Fair Value
U.S. government and agency obligations	$12,006	$2	$29	$11,979
Corporate debt securities and certificates of deposit	8,047	2	5	8,044
Marketable securities	$20,053	$4	$34	$20,023

	December 31, 2016
		Unrealized	Unrealized
(In thousands)	Cost	Gains	Losses	Fair Value
U.S. government and agency obligations	$9,011	$2	$17	$8,996
Corporate debt securities and certificates of deposit	2,000	—	2	1,998
Marketable securities	$11,011	$2	$19	$10,994

Our investments in marketable debt securities all have contractual maturities of twelve to 24 months from March 31, 2017. At March 31, 2017, marketable debt securities valued at $4.0 million were in an unrealized gain position totaling $4,000, and marketable debt securities valued at $16.0 million were in an unrealized loss position totaling $34,000 (all had been in an unrealized loss position for less than 12 months). At December 31, 2016, marketable debt securities valued at $4.0 million were in an unrealized gain position totaling $2,000, and marketable debt securities valued at $7.0 million were in an unrealized loss position totaling $19,000 (all had been in an unrealized loss position for less than 12 months).

Net pre-tax unrealized losses for marketable debt securities of $13,000 at March 31, 2017 were recorded as a component of accumulated other comprehensive loss in stockholders' equity. Marketable debt securities valued at $1.0 million were sold during the three months ended March 31, 2017 with no resulting gain or loss.

Note 3.  Patent Costs, Net

Our patents, all of which are subject to amortization, are summarized as follows:

	As of	As of
(In thousands)	March 31, 2017	December 31, 2016
Patents	$3,470	$3,462
Less: accumulated amortization	(1,130)	(1,068)
Net patents	$2,340	$2,394

Amortization expense was $0.1 million for each of the three months ended March 31, 2017 and 2016. Future amortization expenses are expected as follows:

(In thousands)
2017 (April 1 - December 31)	$187
2018	249
2019	249
2020	249
2021	249
Thereafter	1,157
Total	$2,340

Note 4.  Accrued Expenses

Accrued expenses consisted of the following:

	As of	As of
(In thousands)	March 31, 2017	December 31, 2016
Accrued warranty	$310	$290
Accrued clinical	99	45
Other	909	858
Total	$1,318	$1,193

Note 5.  Line of Credit — Bank

We have a $2.0 million line of credit with a bank that bears interest based on the prime rate, which was 3.75% as of March 31, 2017, and expires on May 11, 2017. Our credit line is secured by substantially all of our assets, including property and equipment, accounts receivable and inventory. Our credit line contains customary conditions as to borrowing, events of default and covenants, including covenants that restrict our ability to dispose of assets, merge with or acquire other entities, and incur indebtedness or encumbrances. There was no outstanding balance on the line of credit as of March 31, 2017 or as of December 31, 2016.

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

Rent expense was $0.3 million and $0.2 million for the three months ended March 31, 2017 and 2016, respectively.

In July 2016, we entered into a fleet vehicle lease program for certain members of our field sales organization. At March 31, 2017, we had 46 leased vehicles under this program.

We also have operating lease agreements for certain computer and office equipment that expire in 2020. The leases provide an option to purchase the related equipment at fair market value at the end of the lease.

Future base minimum lease payments for all lease obligations are expected to be as follows for the years ending December 31:

		Computer/Office	Fleet Car
(In thousands)	Buildings	Equipment	Program	Total
2017 (April 1 - December 31)	$521	$46	$213	$780
2018	714	52	69	835
2019	733	39	—	772
2020	752	22	—	774
2021	526	—	—	526
Thereafter	—	—	—	—
Total	$3,246	$159	$282	$3,687

Major Vendors

We had purchases from three vendors that collectively accounted for 35% and 31% of total purchases for the three months ended March 31, 2017 and 2016, respectively.

Purchase Commitments

We issued purchase orders in February 2016 totaling $8.2 million, of which $3.0 million remained as of March 31, 2017, for inventory that we expect to receive between April and July of 2017. We issued purchase orders in January 2017 totaling $7.8 million for inventory that we expect to receive between June 2017 and February 2018.

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

Retirement Plan

We maintain a 401(k) retirement plan for our employees in which eligible employees can contribute a percentage of their pre-tax compensation. We may also make discretionary contributions to the 401(k) plan. We made contributions of $45,000 and $36,000 for the three months ended March 31, 2017 and 2016, respectively.

Note 7.  Stockholders' Equity

We completed an initial public offering of our common stock on August 2, 2016, in which we sold 4,120,000 shares of our common stock at a public offering price of $10.00 per share. Immediately prior to the completion of the initial public offering, all then-outstanding shares of our Series A and Series B preferred stock were converted into 5,924,453 shares of our common stock. Our Series A preferred stock converted to common stock at a ratio of 1-for-1.03 and our Series B preferred stock converted to common stock at a ratio of 1-for-1. In addition, immediately prior to the completion of the initial public offering, we issued 2,354,323 additional shares of our common stock that our Series A and Series B preferred stockholders were entitled to receive in connection with the conversion of the preferred stock, and we issued 956,842 shares of our common stock to pay accrued dividends on our Series B preferred stock. We also paid $8.2 million in cumulative accrued dividends to our Series A convertible preferred stockholders in connection with the initial public offering, including $0.1 million of dividends paid to the holders of the common restricted shares.

Stock-Based Compensation

Our 2016 Equity Incentive Plan (the “2016 Plan”) authorizes us to grant stock options, stock appreciation rights, restricted stock, stock units and other stock-based awards to employees, non-employee directors and certain consultants and advisors. There were up to 4,800,000 shares of our common stock initially reserved for issuance pursuant to the 2016 Plan. The 2016 Plan provides that the number of shares reserved and available for issuance under the 2016 Plan will automatically increase annually on January 1 of each calendar year, commencing in 2017 and ending on and including January 1, 2026, by an amount equal to the lesser of: (a) 5% of the number of common shares of stock outstanding as of December 31 of the immediately preceding calendar year, or (b) 2,500,000 shares; provided, however, that our Board of Directors may determine that any annual increase be a lesser number. In addition, all awards granted under our 2007 Omnibus Stock Plan and our 2003 Stock Option Plan that were outstanding when the 2016 Plan became effective and that are forfeited, expire, are cancelled, are settled for cash or otherwise not issued, will become available for issuance under the 2016 Plan. Effective January 1, 2017, 841,686 shares were added to the 2016 Plan, as available for issuance thereunder, pursuant to the automatic increase feature of the 2016 Plan. As of March 31, 2017, 4,960,398 shares were available for future grant pursuant to the 2016 Plan.

Upon adoption and approval of the 2016 Equity Incentive Plan, all of our previous equity incentive compensation plans were terminated. However, existing awards under those plans continue to vest in accordance with the original vesting schedules and will expire at the end of their original terms.

We recorded stock-based compensation expense of $0.9 million and $0.1 million for the three months ended March 31, 2017 and 2016, respectively. This expense was allocated as follows:

	Three Months Ended
	March 31,
(In thousands)	2017	2016
Cost of goods sold	$49	$19
Sales and marketing expenses	315	42
Research and development expenses	23	—
Reimbursement, general and administrative expenses	570	14
Total stock-based compensation expense	$957	$75

Stock Options

Stock options issued to participants other than non-employees vest over four years and typically have a contractual term of 10 years. The stock options granted on July 27, 2016 to our non-employee directors vest in full on the earlier of one year after the date of grant or the date of the 2017 annual meeting of stockholders. These options have a contractual term of 7 years. Our stock option activity for the three months ended March 31, 2017 was as follows:

		Weighted Average	Weighted Average	Aggregate
	Options	Exercise Price	Remaining	Intrinsic
(In thousands except share, per share and years data)	Outstanding	Per Share[1]	Contractual Life	Value[2]
Balance at December 31, 2016	1,856,299	$2.69	5.5 years	$25,467
Granted	7,800	20.33
Exercised	(68,591)	1.10		1,019
Forfeited	(10,609)	7.71
Balance at March 31, 2017	1,784,899	2.80	5.3 years	28,839

Options exercisable at March 31, 2017	1,338,155	$1.07	4.4 years	$23,925
(1)	The exercise price of each option granted during the period shown was equal to the market price of the underlying stock on the date of grant.
(2)

The aggregate intrinsic value of options exercised represents the difference between the exercise price of the option and the closing stock price of our common stock on the date of exercise. The aggregate intrinsic value of options outstanding represents the difference between the exercise price of the option and the closing stock price of our common stock on the last day of the quarter.

Options exercisable of 1,361,442 at March 31, 2016 had  a weighted average exercise price of $0.99.

Stock based compensation expense included in our Condensed Consolidated Statements of Operations for stock options was $0.2 million and $0.1 million for the three months ended March 31, 2017 and 2016, respectively.

At March 31, 2017, there was approximately $1.1 million of total unrecognized pre-tax stock option expense under our equity compensation plans, which is expected to be recognized on a straight-line basis over a weighted average period of 2.4 years.

Stock-Settled Restricted Stock Units

Stock-settled restricted stock units granted under the 2016 Plan vest over one to three years. These awards are stock-settled with common shares. Stock-based compensation expense included in our Condensed Consolidated Statement of Operations for stock-settled restricted stock units was $0.5 million for the three months ended March 31, 2017. No restricted stock units had been granted as of March 31, 2016. As of March 31, 2017, there was $3.5 million of total unrecognized pre-tax compensation expense related to outstanding stock-settled restricted stock units that is expected to be recognized over a weighted-average period of 1.5 years. Our stock-settled restricted stock unit activity for the three months ended March 31, 2017 was as follows:

		Weighted	Aggregate
	Units	Average Grant	Intrinsic
(In thousands except share and per share data)	Outstanding	Date Fair Value	Value[2]
Balance at December 31, 2016	324,863	$10.39	$5,331
Granted	65,741	20.31
Vested[1]	(5,786)	11.43
Cancelled	(865)	17.35
Balance at March 31, 2017	383,953	$12.06	$7,276
(1)

There were 922 restricted stock units that vested during the quarter which represent grants to non-employee directors in lieu of annual retainer installments. These restricted stock units were fully vested upon grant and represent the right to receive one share of common stock upon the earlier of the director’s termination of service as a director of ours or the occurrence of a change of control of us. The shares of common stock underlying these restricted stock units, as well as 1,726 previously granted restricted stock units with similar terms, are not issued or outstanding.

(2)	Intrinsic value of stock-settled restricted stock units outstanding was based on our closing stock price on the last trading day of the quarter.

Employee Stock Purchase Plan

Our employee stock purchase plan (“ESPP”), which was approved by our Board of Directors on April 27, 2016 and by our stockholders on June 20, 2016, allows participating employees to purchase shares of our common stock at a discount through payroll deductions. The plan is available to all of our employees and employees of participating subsidiaries. Participating employees may purchase common stock, on a voluntary after-tax basis, at a price equal to 85% of the lower of the closing market price per share of our common stock on the first or last trading day of each stock purchase period. The plan ordinarily consists of six-month purchase periods, beginning on May 16 and November 16 of each calendar year, but the initial purchase period began on July 27, 2016 and will end on May 15, 2017. A total of 1.6 million shares of common stock are reserved for issuance under the plan, and this share reserve will automatically be supplemented each January 1, commencing in 2017 and ending on and including January 1, 2026, by an amount equal to the least of (1) 1% of the shares of our common stock outstanding on the immediately preceding December 31, (2) 500,000 shares or (3) such lesser amount as our Board of Directors may determine. Effective January 1, 2017, 168,337 shares were added to the ESPP, as available for issuance thereunder, pursuant to the automatic increase feature of the plan. No purchases were made under the plan during the three months ended March 31, 2017. We recognized $0.2 million in stock-based compensation expense related to the ESPP for the three months ended March 31, 2017. We did not recognize any stock-based compensation expense related to the ESPP in the three months ended March 31, 2016.

Note 8.  Income Taxes

We record our interim provision for income taxes by applying our estimated annual effective tax rate to our year-to-date pre-tax income and adjust the provision for discrete tax items recorded in the period. Deferred income taxes result from temporary differences between the reporting of amounts for financial statement purposes and income tax purposes. These differences relate primarily to different methods used for income tax reporting purposes, including for depreciation and amortization, warranty and vacation accruals, and deductions related to allowances for doubtful accounts receivable and inventory reserves.

The effective tax rate for the three months ended March 31, 2017 was 47.7%, compared to 43.3% in the three months ended March 31, 2016, an increase of 4.4 percentage points. The primary factor that increased our effective tax rate was an increase in non-deductible expenses related to statutory stock options.

We recorded an income tax benefit of $1.4 million and $0.8 million for the three months ended March 31, 2017 and 2016, respectively. Our provisions for income taxes included current federal and state income tax expense, as well as deferred federal and state income tax expense.

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

Note 9.  Net Loss Per Share Attributable to Common Stockholders

We adopted ASU 2016-09, “Improvements to Employee Share-Based Payment Accounting,” in the fourth quarter of 2016 on a retrospective basis, effective January 1, 2016. The following table sets forth the computation of our basic and diluted net loss per share attributable to common stockholders and reflects the adoption of ASU 2016-09:

	Three Months Ended March 31,
(In thousands, except share and per share data)	2017	2016
Net loss	$(1,504)	$(980)
Convertible preferred stock dividends	—	514
Net loss attributable to common stockholders	$(1,504)	$(1,494)
Weighted average shares outstanding	16,878,443	3,293,326
Effect of convertible preferred stock outstanding, restricted stock units, common stock options, warrants, and employee stock purchase plan shares	—	—
Weighted-average shares used to compute diluted net loss per share	16,878,443	3,293,326
Net loss per share - Basic	$(0.09)	$(0.45)
Net loss per share - Diluted	$(0.09)	$(0.45)

The following potentially dilutive securities were excluded from the computation of weighted-average shares outstanding for the three months ended March 31, 2017 and 2016 because these securities would have had an anti-dilutive impact due to reported losses for these periods:

	Three Months Ended March 31,
	2017	2016
Convertible preferred stock outstanding	—	5,794,957
Restricted stock units	449,963	—
Common stock options	1,784,951	1,704,131
Common stock warrants	—	5,800
Total	2,234,914	7,504,888

As of March 31, 2017, total common shares outstanding and the potentially dilutive shares totaled approximately 19.1 million shares.

Note 10.  Fair Value Measurements

We determine the fair value of our assets and liabilities based on the exchange price that would be received for an asset or paid to transfer a liability (exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Valuation techniques used to measure fair value maximize the use of observable inputs and minimize the use of unobservable inputs. We use a fair value hierarchy with three levels of inputs, of which the first two are considered observable and the last unobservable, to measure fair value. The fair value hierarchy gives the highest priority to quoted prices in active markets for identical assets or liabilities (Level 1). The next highest priority is based on quoted prices for similar assets or liabilities in active markets or quoted prices for identical or similar assets or liabilities in non-active markets or other observable inputs (Level 2). The lowest priority is given to unobservable inputs (Level 3). The following provides information regarding fair value measurements for our marketable securities as of March 31, 2017 and December 31, 2016 according to the three-level fair value hierarchy.

	Fair Value Measurements at
	March 31, 2017 Using:
	Quoted Prices
	in Active	Significant
	Markets for	Other	Significant
	Identical	Observable	Unobservable
	Assets	Inputs	Inputs
(In thousands)	(Level 1)	(Level 2)	(Level 3)	Total
Recurring Fair Value Measurements:
Currency	$—	$—	$—	$—
Money market mutual funds	9,944	—	—	9,944
U.S. government and agency obligations	2,011	9,968	—	11,979
Corporate debt securities and certificates of deposit	—	8,044	—	8,044
Total	$11,955	$18,012	$—	$29,967

	Fair Value Measurements at
	December 31, 2016 Using:
	Quoted Prices
	in Active	Significant
	Markets for	Other	Significant
	Identical	Observable	Unobservable
	Assets	Inputs	Inputs
(In thousands)	(Level 1)	(Level 2)	(Level 3)	Total
Recurring Fair Value Measurements:
Currency	$14	$—	$—	$14
Money market mutual funds	18,976	—	—	18,976
U.S. government and agency obligations	2,017	6,979	—	8,996
Corporate debt securities and certificates of deposit	—	1,998	—	1,998
Total	$21,007	$8,977	$—	$29,984

During the three months ended March 31, 2017 there were no transfers within the three-level hierarchy. A significant transfer is recognized when the inputs used to value a security have been changed which merit a transfer between the disclosed levels of the valuation hierarchy.

The fair values for our currency, money market mutual funds, U.S. government and agency obligations and corporate debt securities are determined based on valuations provided by external investment managers who obtain them from a variety of industry standard data providers.

The carrying amounts of financial instruments such as cash equivalents, accounts receivable, other assets, accounts payable, accrued expenses and other liabilities approximate their related fair values due to the short-term maturities of these items. Non-financial assets, such as equipment and leasehold improvements, and intangible assets are subject to non-recurring fair value measurements if they are deemed impaired. We had no re-measurements of non-financial assets to fair value in the three months ended March 31, 2017.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and the accompanying notes thereto included elsewhere in this report.

Overview

We are a medical technology company that develops and provides innovative medical devices for the treatment of chronic diseases at home. We focus on advancing the standard of care in treating chronic diseases in the home setting to improve patient outcomes and quality of life and help control rising healthcare expenditures. We possess a unique, scalable platform to deliver at-home healthcare solutions throughout the United States. This evolving home care delivery model is recognized by policy-makers and insurance payers as a key for controlling rising healthcare expenditures. Our initial area of therapeutic focus is vascular disease, with a goal of advancing the standard of care in treating lymphedema and chronic venous insufficiency. Our mission is to help people with chronic diseases live better and care for themselves at home. Our solutions deliver cost-effective, clinically proven, long-term treatment for these chronic diseases.

Our proprietary products are the Flexitouch, Entré, and ACTitouch systems. A predecessor to our Flexitouch system received 510(k) clearance from the U.S. Food and Drug Administration (the “FDA”) in July 2002, and we introduced the system to address the many limitations of self-administered home-based manual lymphatic drainage therapy. We began selling our more advanced Flexitouch system after receiving 510(k) clearance from the FDA in October 2006. In September 2016, we received 510(k) clearance from the FDA for the Flexitouch system in treating lymphedema in the head and neck. We derive the vast majority of our revenues from our Flexitouch system. For the three months ended March 31, 2017 and 2016, sales of our Flexitouch system represented 88% and 85% of our revenues, respectively.

In September 2012, we acquired our second proprietary product, the ACTitouch system. The system received 510(k) clearance from the FDA in June 2013, and we began selling the product in September 2013 to address the many limitations of non-removable multilayered bandages that are worn by patients suffering from venous leg ulcers. We also introduced our Entré system in the United States in February 2013. The Entré system is sold to patients who need a more basic pump or who do not yet qualify for insurance reimbursement for an advanced compression device such as our Flexitouch system. For the three months ended March 31, 2017 and 2016, sales of our ACTitouch and Entré systems combined represented 12% and 15% of our revenues, respectively.

To support the growth of our business, we invest heavily in our commercial infrastructure, consisting of our direct sales force, home training resources, reimbursement capabilities and clinical expertise. We market our products in the United States using a direct-to-patient and -provider model. Our direct sales force has grown from three representatives in March 2005 to a team of over 140 people as of March 31, 2017. This model allows us to directly approach patients and clinicians, whereby we disintermediate the traditional durable medical equipment channel, allowing us to capture both the manufacturer and distributor margins. We also utilize over 400 licensed, independent healthcare practitioners as home trainers who educate patients on the proper use of our systems. We invest substantial resources in our reimbursement operations group of over 75 people that focuses on verifying case-by-case benefits, obtaining prior authorization, billing and collecting payments from payers, and providing customer support services. Our payer relations group of over 25 people is responsible for developing relationships with insurance payer decision-makers to educate them on our product efficacy, develop overall payer coverage policies and reimbursement criteria, manage Medicare patient claims and contracts with payers, and serve as an advocacy liaison between patients, clinicians and payers throughout the appeals process. We also have a clinical team, consisting of a scientific advisory board, as well as in-house therapists and nurses, that serves as a resource to clinicians and patients and guides the development of clinical evidence in support of our products.

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

For the three months ended March 31, 2017, we generated revenues of $19.9 million and had a net loss of $1.5 million, compared to revenues of $13.7 million and a net loss of $1.0 million for the three months ended March 31, 2016. Our primary sources of capital to date have been from operating income, private placements of our capital stock, and our initial public offering, which closed on August 2, 2016. We operate in one segment for financial reporting purposes.

Results of Operations

Comparison of the Three Months Ended March 31, 2017 and 2016

The following table presents our results of operations for the periods indicated.

	Three Months Ended March 31,
(In thousands, except percentages)	2017		2016		Change
		% of revenue		% of revenue	$	%
Condensed Consolidated Statement of Operations Data:
Revenues	$19,850	100%	$13,700	100%	$6,150	45%
Cost of goods sold	5,624	28	3,811	28	1,813	48
Gross profit	14,226	72	9,889	72	4,337	44
Operating expenses
Sales and marketing	10,166	51	7,281	53	2,885	40
Research and development	1,118	6	980	7	138	14
Reimbursement, general and administrative	5,874	30	3,414	25	2,460	72
Total operating expenses	17,158	87	11,675	85	5,483	47
Loss from operations	(2,932)	(15)	(1,786)	(13)	(1,146)	64
Other income	55	—	5	—	50	N.M.
Loss before income taxes	(2,877)	(15)	(1,781)	(13)	(1,096)	62
Income tax benefit	(1,373)	(7)	(801)	(6)	(572)	71
Net loss	$(1,504)	(8)	$(980)	(7)	$(524)	53

“N.M.” - not meaningful

Revenues

Revenues increased $6.2 million, or 45%, to $19.9 million in the three months ended March 31, 2017, compared to $13.7 million in the three months ended March 31, 2016.  The growth in revenues was primarily attributable to an increase of approximately $5.8 million, or 50%, in sales of our Flexitouch system. This increase in sales was largely driven by expansion of our sales force and increased physician and patient awareness of the treatment options for lymphedema.

Revenues from Medicare represented 12% of total revenues for the three months ended March 31, 2017 and 13% of revenues for the three months ended March 31, 2016. Revenues from Veterans Administration hospitals represented 18% of total revenues for each of the three months ended March 31, 2017 and March 31, 2016.

The following table summarizes our revenues by product for the three months ended March 31, 2017 and 2016, both in dollars and percentage of total revenues:

	Three Months Ended March 31,
(In thousands, except percentages)	2017	2016	% Change
Revenues
Flexitouch system	$17,526	$11,709	50%
ACTitouch/Entré systems	2,324	1,991	17%
Total	$19,850	$13,700	45%

Percentage of total revenues
Flexitouch system	88%	85%
ACTitouch/Entré systems	12%	15%
Total	100%	100%

Our business is affected by seasonality. In the first quarter of each year, when most patients have started a new insurance year and have not yet met their annual out-of-pocket obligations, we experience substantially reduced demand for our products. We typically experience higher sales in the third and fourth quarters as a result of patients having paid their annual insurance deductibles in full, thereby reducing their out-of-pocket costs for our products, and because patients often spend the remaining balances in their flexible spending accounts at that time. This seasonality applies only to purchases of our products by patients covered by commercial insurance and is not relevant to Medicare, Medicaid, or Veterans Administration hospitals, as those payers do not have plans that include patient deductibles for purchases of our products.

Cost of Goods Sold and Gross Margin

Cost of goods sold increased $1.8 million, or 48%, to $5.6 million during the three months ended March 31, 2017, compared to $3.8 million during the three months ended March 31, 2016. The increase in cost of goods sold was primarily attributable to an increase in the number of systems sold, partially offset by reduced material and labor costs for our products associated with better sourcing and increased volumes.

Gross margin was 72% for each of the three months ended March 31, 2017 and March 31, 2016.

Sales and Marketing Expenses

Sales and marketing expenses increased $2.9 million, or 40%, to $10.2 million during the three months ended March 31, 2017, compared to $7.3 million during the three months ended March 31, 2016.  The increase was largely driven by a $1.5 million increase in personnel-related compensation expenses related to increased sales and marketing headcount and $0.3 million incremental stock-based compensation expense. In addition, sales and marketing expenses increased $0.7 million due to increased travel, consulting, recruitment, and training expenses, as well as increased patient training costs.

Research and Development Expenses

Research and development (“R&D”) expenses increased $0.1 million, or 14%, to $1.1 million during the three months ended March 31, 2017, compared to $1.0 million during the three months ended March 31, 2016.  The increase in R&D expenses was attributable to increases in product development and consulting costs.

Reimbursement, General and Administrative Expenses

Reimbursement, general and administrative expenses increased $2.5 million, or 72%, to $5.9 million during the three months ended March 31, 2017, compared to $3.4 million during the three months ended March 31, 2016.  The increase in reimbursement, general and administrative expenses was primarily attributable to a $1.4 million increase in personnel-related expenses, including $0.6 million of stock-based compensation expense, as a result of increased headcount in our reimbursement operations, payer relations, and corporate functions, as well as an increase of  $0.7 million in professional fees, including legal, accounting, and audit expenses associated with public company requirements.

Other Income, Net

Other income was $55,000 and $5,000 for the three months ended March 31, 2017 and 2016, respectively. The increase in other income was due to investment income earned on our invested capital derived from our initial public offering proceeds.

Liquidity and Capital Resources

Cash Flows

At March 31, 2017, our principal sources of liquidity were cash and cash equivalents of $20.7 million, marketable securities of $20.0 million and net accounts receivable of $11.4 million.

The following table summarizes our cash flows for the periods indicated:

	Three Months Ended
	March 31,
(In thousands)	2017	2016
Net cash (used in) provided by:
Operating activities	$(316)	$(856)
Investing activities	(9,757)	(112)
Financing activities	86	(305)
Net decrease in cash and cash equivalents	$(9,987)	$(1,273)

Net Cash Used in Operating Activities

Net cash used in operating activities during the three months ended March 31, 2017 was $0.3 million, resulting from a  net loss of $1.5 million partially offset by non-cash operating expenses of $0.9 million and a $0.3 million net decrease in operating assets and liabilities. The non-cash expense items primarily consisted of $1.0 million of stock-based compensation and $0.3 million of depreciation and amortization of equipment, leasehold improvements and patents, partially offset by a $0.3 million change in allowances for doubtful accounts.

Net cash used in operating activities during the three months ended March 31, 2016 was $0.9 million. This use of cash was primarily due to a  net loss of $1.0 million and  a $0.8 million increase in deferred taxes, partially offset by $0.3 million of non-cash expense items and a $0.6 million net decrease in operating assets and liabilities during the three months ended March 31, 2016.

Net Cash Used in Investing Activities

Net cash used in investing activities during the three months ended March 31, 2017 was $9.8 million, consisting primarily of purchases of marketable securities of $9.0 million and $0.7 million in purchases of product tooling and computer and manufacturing equipment,  as well as leasehold improvements to our corporate headquarters office.

Net cash used in investing activities during the three months ended March 31, 2016 was $0.1 million, consisting primarily of purchases of product tooling and computer and manufacturing equipment.

Net Cash Provided by (Used in) Financing Activities

Net cash provided by financing activities during the three months ended March 31, 2017, was $0.1 million, consisting of proceeds from exercises of common stock options and warrants, partially offset by taxes paid for the net share settlement of stock-settled restricted stock units of $14,000.

Net cash used in financing activities during the three months ended March 31, 2016 was $0.3 million, consisting of $0.4 million in expenses associated with our initial public offering, partially offset by $0.1 million in proceeds from exercises of common stock options and warrants.

Credit Line

We have a bank credit line with borrowing availability of $2.0 million and an expiration date of May 11, 2017. As of March 31, 2017, we did not have any outstanding borrowings under our credit line. Our credit line bears interest based on the prime rate, which was 3.75% as of March 31, 2017.  Our credit line is secured by substantially all of our assets, including property and equipment, accounts receivable and inventory. Our credit line contains customary conditions as to borrowing, events of default and covenants, including covenants that restrict our ability to dispose of assets, merge with or acquire other entities, and incur indebtedness or encumbrances.

Adequacy of Capital Resources

Our future capital requirements may vary significantly from those now planned and will depend on many factors, including:

•	sales and marketing resources needed to further penetrate our market;
•	expansion of our operations;
•	response of competitors to our solutions and applications;
•	costs associated with clinical research activities;
•	costs to develop and implement new products; and
•	use of capital for acquisitions, if any.

Historically, we have experienced increases in our expenditures consistent with the growth in our revenues, operations and personnel, and we anticipate that our expenditures will continue to increase as we expand our business.

We believe our cash, cash equivalents, marketable securities and cash flows from operations will be sufficient to meet our working capital and capital expenditure requirements for at least the next twelve months. We expect continued increased expenses in connection with meeting our obligations as a public company.

Inflation and changing prices did not have a material effect on our business during the three months ended March 31, 2017, and we do not expect that inflation or changing prices will materially affect our business in the foreseeable future.

Contractual and Commercial Commitments Summary

Our contractual obligations and commercial commitments as of March 31, 2017 are summarized below:

	Payments Due By Period
		Less Than			More Than
(In thousands)	Total	1 Year	1-3 Years	3-5 Years	5 Years
Operating lease obligations (1)	$3,687	$780	$1,607	$1,300	$—
Future product royalties (2)	48	48	—	—	—
Purchase commitments (3)	10,825	9,702	1,123	—	—
Total	$14,560	$10,530	$2,730	$1,300	$—
(1)

We currently lease approximately 52,000 square feet of office and assembly space at our corporate headquarters in Minneapolis, Minnesota under a lease that expires in July 2021 and an additional 31,200 square feet of office and warehouse space at a second leased facility in Minneapolis, Minnesota under a lease that expires in November 2021. We also entered into a fleet vehicle lease program for certain members of our field sales organization in 2016. At March 31, 2017, we had 46 leased vehicles under this program.

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

(3)	Represents purchase orders issued in February 2016 and January 2017 to vendors for inventory expected to be received in the remainder of 2017 and in 2018.

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

JOBS Act

We are an “emerging growth company” as defined by the JOBS Act. The JOBS Act provides that an emerging growth company can take advantage of the extended transition period for complying with new or revised accounting standards. This allows an emerging growth company to delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We have elected to avail ourselves of this exemption and, as a result, our financial statements may not be comparable to the financial statements of issuers who are required to comply with the effective dates for new or revised accounting standards that are applicable to public companies. Section 107 of the JOBS Act provides that we can elect to opt out of the extended transition period at any time, which election is irrevocable.

We are in the process of evaluating the benefits of relying on other exemptions and reduced reporting requirements under the JOBS Act. Subject to certain conditions, as an emerging growth company, we intend to rely on certain of these exemptions, including without limitation, from providing an auditor's attestation report on our system of internal controls over financial reporting pursuant to Section 404(b) of the Sarbanes-Oxley Act of 2002 and from complying with any requirement that may be adopted by the Public Company Accounting Oversight Board regarding mandatory audit firm rotation or a supplement to the auditor's report providing additional information about the audit and the financial statements, known as the auditor discussion and analysis. We will remain an emerging growth company until the earliest of: (a) the last day of the fiscal year in which we have total annual gross revenues of $1 billion or more; (b) the last day of 2021; (c) the date on which we have issued more than $1 billion in nonconvertible debt during the previous three years; and (d) the date on which we are deemed to be a large accelerated filer under the rules of the SEC.

Critical Accounting Policies and Estimates

A “critical accounting policy” is one that is both important to the portrayal of our financial condition and results and requires management’s most subjective or complex judgments, often as a result of the need to make estimates about the effect of items that are inherently uncertain. For additional information, please see the discussion of our significant accounting policies under “Critical Accounting Policies and Significant Estimates” in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2016.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

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

Credit Risk

As of March 31, 2017 and December 31, 2016, our cash, cash equivalents and marketable securities were maintained with two financial institutions in the United States. We have reviewed the financial statements of these institutions and believe they have sufficient assets and liquidity to conduct their operations in the ordinary course of business with little or no credit risk to us.

Our accounts receivable primarily relate to revenues from the sale of our products to patients in the United States. For the three months ended March 31, 2017 and 2016, our accounts receivable were $14.3 million and $13.5 million, respectively. We had accounts receivable from three insurance companies representing approximately 25%, 18% and 5% of accounts receivable as of March 31, 2017, and we had accounts receivable from three insurance companies representing approximately 21%, 16% and 4% of accounts receivable as of March 31, 2016.

Foreign Currency Risk

Our business is conducted in U.S. dollars and foreign transactions have been minimal. As we begin building relationships to commercialize our products internationally, our results of operations and cash flows may become increasingly subject to changes in foreign exchange rates.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2017. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 31, 2017, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

There were no material changes in our internal control over financial reporting during the quarter ended March 31, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors.

In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the factors discussed in “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2016, which could materially affect our business, financial condition or future results. There have been no material changes from the risk factors previously disclosed in that report.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Recent Sales of Unregistered Securities

(a)Issuances of Preferred Stock

None.

(b)Issuances of Common Stock

In the three months ended March 31, 2017, we issued a total of 2,917 shares of our common stock upon the exercise of previously issued warrants at an exercise price of $4.23 per share for aggregate consideration of $12,339. We believe the offers, sales and issuance of the above securities were exempt from registration under the Securities Act in reliance on Section 4(a)(2) because the transactions were pursuant to outstanding warrants.

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

At March 31, 2017, the net proceeds from our initial public offering were held in a diversified portfolio of bank deposits, government money market funds, government securities (U.S. Treasury and U.S. government agency securities), and high-grade short-term corporate bonds. All investments were in compliance with our Investment Policy and are highly liquid, with liquidity and capital preservation being the primary investment objectives. There has been no material change in our planned uses of the net proceeds from those described in the Prospectus dated July 27, 2016.

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

Tactile Systems Technology, Inc.

Date: May 8, 2017	By:	/s/ Lynn L. Blake
Lynn L. Blake
Chief Financial Officer
(Principal financial and accounting officer)

EXHIBIT INDEX

Exhibit Number	Description of Exhibit	Incorporated by Reference				Filed Herewith
		Form	File Number	Date of Filing	Exhibit Number

3.1	Fourth Amended and Restated Certificate of Incorporation	S-1	333-209115	06/09/2016	3.1

3.2	Amended and Restated By-laws	S-1	333-209115	05/06/2016	3.2

10.1	Tactile Systems Technology, Inc. Management Incentive Plan	8-K	001-37799	03/10/2017	10.1

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) / 15d-14(a) of the Securities Exchange Act of 1934, as amended					X

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) / 15d-14(a) of the Securities Exchange Act of 1934, as amended					X

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

101.1

The following condensed consolidated financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2017, formatted in XBRL: (i) Balance Sheets (unaudited), (ii) Statements of Operations (unaudited), (iii) Statements of Comprehensive Income (Loss) (unaudited); (iv) Statements of Stockholders’ Equity (Deficit) (unaudited), (v) Statements of Cash Flows (unaudited), and (vi) Notes to the Condensed Consolidated Financial Statements.

						X