Form 10-Q
period 2017-06-30
TACTILE SYSTEMS TECHNOLOGY INC
filed 2017-08-07
CIK 1027838

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

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

As of August 4, 2017 there were 17,586,617 shares of common stock, $0.001 par value per share, outstanding.

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

PART I—FINANCIAL INFORMATION

Item 1.  Financial Statements.

Tactile Systems Technology, Inc.

Condensed Consolidated Balance Sheets

(Unaudited)

	June 30,	December 31,
(In thousands, except share and per share data)	2017	2016
Assets
Current assets
Cash and cash equivalents	$18,096	$30,701
Marketable securities	21,002	10,994
Accounts receivable, net	12,910	15,003
Inventories	9,631	6,554
Income taxes receivable	4,440	—
Prepaid expenses	708	981
Total current assets	66,787	64,233
Property and equipment, net	2,854	1,563
Other assets
Patent costs, net	2,292	2,394
Medicare accounts receivable, long-term	2,961	2,823
Deferred income taxes	2,798	2,785
Other non-current assets	201	137
Total other assets	8,252	8,139
Total assets	$77,893	$73,935

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$6,567	$5,018
Accrued payroll and related taxes	3,118	6,692
Accrued expenses	1,371	1,193
Future product royalties	34	67
Income taxes payable	—	823
Total current liabilities	11,090	13,793
Long-term liabilities
Accrued warranty reserve, long-term	610	503
Total liabilities	11,700	14,296
Stockholders’ equity
Preferred stock, $0.001 par value, 50,000,000 shares authorized; none issued and outstanding as of June 30, 2017 and December 31, 2016	—	—
Common stock, $0.001 par value, 300,000,000 shares authorized; 17,567,458 shares issued and 17,541,371 shares outstanding as of June 30, 2017; 16,833,737 shares issued and outstanding as of December 31, 2016	18	17
Additional paid-in capital	67,178	62,406
Accumulated deficit	(490)	(2,773)
Accumulated other comprehensive loss	(20)	(11)
Less: treasury stock, at cost — 26,087 shares as of June 30, 2017	(493)	—
Total stockholders’ equity	66,193	59,639
Total liabilities and stockholders’ equity	$77,893	$73,935

See accompanying notes to the condensed consolidated financial statements.

Tactile Systems Technology, Inc.

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands, except share and per share data)	2017	2016	2017	2016
Revenues, net	$26,264	$19,729	$46,114	$33,429
Cost of goods sold	7,034	5,324	12,658	9,135
Gross profit	19,230	14,405	33,456	24,294
Operating expenses
Sales and marketing	10,645	7,598	20,811	14,879
Research and development	1,465	1,049	2,583	2,029
Reimbursement, general and administrative	6,390	3,966	12,264	7,380
Total operating expenses	18,500	12,613	35,658	24,288
Income (loss) from operations	730	1,792	(2,202)	6
Other income	64	5	119	10
Income (loss) before income taxes	794	1,797	(2,083)	16
Income tax (benefit) expense	(2,993)	809	(4,366)	8
Net income	3,787	988	2,283	8
Convertible preferred stock dividends	—	509	—	1,023
Allocation of undistributed earnings to preferred stockholders	—	302	—	—
Net income (loss) attributable to common stockholders	$3,787	$177	$2,283	$(1,015)
Net income (loss) per common share attributable to common stockholders
Basic	$0.22	$0.05	$0.13	$(0.30)
Diluted	$0.20	$0.04	$0.12	$(0.30)
Weighted-average common shares used to compute net income (loss) per common share attributable to common stockholders
Basic	17,176,386	3,406,420	17,028,237	3,349,873
Diluted	18,814,565	4,846,327	18,713,421	3,349,873

See accompanying notes to the condensed consolidated financial statements.

Tactile Systems Technology, Inc.

Condensed Consolidated Statements of Comprehensive Income (Loss)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands)	2017	2016	2017	2016
Net income	$3,787	$988	$2,283	$8
Other comprehensive loss:
Unrealized losses on available-for-sale securities	(8)	—	(21)	—
Income tax related to items of other comprehensive loss	6	—	12	—
Total other comprehensive loss	(2)	—	(9)	—
Comprehensive income	$3,785	$988	$2,274	$8

See accompanying notes to the condensed consolidated financial statements.

Tactile Systems Technology, Inc.

Condensed Consolidated Statements of Stockholders’ Equity (Deficit)

(Unaudited)

									Accumulated
	Series B Preferred Stock		Series A Preferred Stock		Common Stock		Additional		Other
							Paid-In	Accumulated	Comprehensive	Treasury
(In thousands, except share data)	Shares	Amount	Shares	Amount	Shares	Par Value	Capital	Deficit	Loss	Stock	Total
Balances, December 31, 2015	2,733,468	$12,599	3,061,488	$20,328	3,222,902	$3	$—	$(5,652)	$—	$—	$(5,649)
Stock-based compensation	—	—	—	—	—	—	150	—	—	—	150
Exercise of common stock options and warrants	—	—	—	—	191,235	—	196	—	—	—	196
Preferred stock dividends	—	371	—	652	—	—	(346)	(677)	—	—	(1,023)
Comprehensive income for the period	—	—	—	—	—	—	—	8	—	—	8
Balances, June 30, 2016	2,733,468	$12,970	3,061,488	$20,980	3,414,137	$3	$—	$(6,321)	$—	$—	$(6,318)

Balances, December 31, 2016	—	$—	—	$—	16,833,737	$17	$62,406	$(2,773)	$(11)	$—	$59,639
Stock-based compensation	—	—	—	—	—	—	2,137	—	—	—	2,137
Exercise of common stock options and warrants and vesting of restricted stock units	—	—	—	—	473,740	1	578	—	—	—	579
Taxes paid for net share settlement of restricted stock units	—	—	—	—	—	—	(153)	—	—	—	(153)
Common shares issued for employee stock purchase plan	—	—	—	—	259,981	—	2,210	—	—	—	2,210
Shares repurchased to cover taxes from restricted stock award vesting	—	—	—	—	(26,087)	—	—	—	—	(493)	(493)
Comprehensive income for the period	—	—	—	—	—	—	—	2,283	(9)	—	2,274
Balances, June 30, 2017	—	$—	—	$—	17,541,371	$18	$67,178	$(490)	$(20)	$(493)	$66,193

See accompanying notes to the condensed consolidated financial statements.

Tactile Systems Technology, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Six Months Ended
	June 30,
(In thousands)	2017	2016
Cash flows from operating activities
Net income	$2,283	$8
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	664	437
Stock-based compensation expense	2,137	150
Change in allowance for doubtful accounts	(296)	300
Changes in assets and liabilities:
Accounts receivable	2,389	1,245
Inventories	(3,077)	(164)
Income taxes	(5,263)	(904)
Prepaid expenses and other assets	354	(180)
Medicare accounts receivable – long-term	(138)	252
Accounts payable	1,255	936
Accrued payroll and related taxes	(3,574)	(1,368)
Accrued expenses	284	455
Future product royalties	(33)	(496)
Net cash (used in) provided by operating activities	(3,015)	671
Cash flows from investing activities
Proceeds from sales of marketable securities	1,000	—
Purchases of marketable securities	(11,049)	—
Purchases of property and equipment	(1,516)	(312)
Patent costs	(23)	(6)
Other investments	(145)	—
Net cash used in investing activities	(11,733)	(318)
Cash flows from financing activities
Taxes paid for net share settlement of restricted stock units	(153)	—
Proceeds from exercise of common stock options and warrants	579	196
Proceeds from the issuance of common stock from the ESPP	2,210	—
Shares repurchased to cover taxes from restricted stock award vesting	(493)	—
Fees paid for IPO	—	(890)
Net cash provided by (used in) financing activities	2,143	(694)
Net change in cash and cash equivalents	(12,605)	(341)
Cash and cash equivalents – beginning of period	30,701	7,060
Cash and cash equivalents – end of period	$18,096	$6,719
Supplemental cash flow disclosure
Cash paid for taxes	$898	$964
Non-cash investing activities:
Acquisition of assets included in accounts payable	$294	$81

See accompanying notes to the condensed consolidated financial statements.

Tactile Systems Technology, Inc.

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

Note 1.  Nature of Operations and Basis of Presentation

Nature of Operations

Tactile Systems Technology, Inc. (“we,” “us,” and “our”) is the sole manufacturer and distributor of the Flexitouch and Entre systems, medical devices that help control symptoms of lymphedema, a chronic and progressive medical condition, and the Actitouch system, a medical device used to treat venous leg ulcers and chronic venous insufficiency. We provide our products for a patient’s use in the home and sell them throughout the United States through referrals from clinicians diagnosing and treating lymphatic and vascular disorders. We do business as “Tactile Medical.”

Basis of Presentation

Our accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial reporting and pursuant to the rules and regulations of the SEC. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (including those which are normal and recurring) considered necessary for a fair presentation of the interim financial information have been included. We have reclassified certain prior year amounts to conform to the current year’s presentation.

The results for the three and six months ended June 30, 2017 are not necessarily indicative of results to be expected for the year ending December 31, 2017, or for any other interim period or for any future year. Our business is affected by seasonality. In the first quarter of each year, when most patients have started a new insurance year and have not yet met their annual out-of-pocket payment obligations, we experience substantially reduced demand for our products. We typically experience higher sales in the third and fourth quarters as a result of patients having paid their annual insurance deductibles in full, thereby reducing their out-of-pocket costs for our products, and because patients often spend the remaining balances in their flexible spending accounts at that time. This seasonality applies only to purchases of our products by patients covered by commercial insurance and is not relevant to Medicare, Medicaid, or Veterans Administration hospitals, as those payers do not have plans that include patient deductibles for purchases of our products. The condensed consolidated interim financial statements should be read in conjunction with the audited financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2016.

We were originally incorporated in Minnesota under the name Tactile Systems Technology, Inc. on January 30, 1995. During 2006, we established a merger corporation and subsequently, on July 21, 2006, merged with and into this merger corporation, resulting in us being reincorporated as a Delaware corporation. The resulting corporation assumed the name Tactile Systems Technology, Inc. In September 2013, we began doing business as “Tactile Medical.”

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

Significant Accounting Policies

During the six months ended June 30, 2017 there were no material changes in our significant accounting policies. See Note 1 to the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2016 for information regarding our significant accounting policies.

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

Cash and Cash Equivalents

Cash and cash equivalents consist of all cash on hand, deposits and funds invested in available-for-sale securities with original maturities of three months or less at the time of purchase. At June 30, 2017, our cash was held primarily in checking and money market accounts.

Note 2.  Marketable Securities

Our investments in marketable securities are classified as available-for-sale and consist of the following:

	June 30, 2017
		Unrealized	Unrealized
(In thousands)	Cost	Gains	Losses	Fair Value
U.S. government and agency obligations	$13,003	$1	$34	$12,970
Corporate debt securities and certificates of deposit	8,037	1	6	8,032
Marketable securities	$21,040	$2	$40	$21,002

	December 31, 2016
		Unrealized	Unrealized
(In thousands)	Cost	Gains	Losses	Fair Value
U.S. government and agency obligations	$9,011	$2	$17	$8,996
Corporate debt securities and certificates of deposit	2,000	—	2	1,998
Marketable securities	$11,011	$2	$19	$10,994

Our investments in marketable debt securities all have contractual maturities of 12 to 24 months from June 30, 2017. At June 30, 2017, marketable debt securities valued at $3.0 million were in an unrealized gain position totaling $2,000, and marketable debt securities valued at $18.0 million were in an unrealized loss position totaling $41,000 (all had been in an unrealized loss position for less than 12 months). At December 31, 2016, marketable debt securities valued at $4.0 million were in an unrealized gain position totaling $2,000, and marketable debt securities valued at $7.0 million were in an unrealized loss position totaling $19,000 (all had been in an unrealized loss position for less than 12 months).

Net pre-tax unrealized losses for marketable debt securities of $39,000 at June 30, 2017 were recorded as a component of accumulated other comprehensive loss in stockholders' equity. Marketable debt securities valued at $1.0 million were sold during the six months ended June 30, 2017 with no resulting gain or loss.

Note 3.  Patent Costs, Net

Our patents, all of which are subject to amortization, are summarized as follows:

	As of	As of
(In thousands)	June 30, 2017	December 31, 2016
Patents	$3,485	$3,462
Less: accumulated amortization	(1,193)	(1,068)
Net patents	$2,292	$2,394

Amortization expense was $0.1 million for each of the three months ended June 30, 2017 and 2016 and $0.1 million for each of the six months ended June 30, 2017 and 2016. Future amortization expenses are expected as follows:

(In thousands)
2017 (July 1 - December 31)	$125
2018	249
2019	249
2020	249
2021	249
Thereafter	1,171
Total	$2,292

Note 4.  Accrued Expenses

Accrued expenses consisted of the following:

	As of	As of
(In thousands)	June 30, 2017	December 31, 2016
Warranty	$348	$290
Travel and business	308	308
Legal and consulting	343	275
Deferred rent	162	159
Clinical	74	45
Other	136	116
Total	$1,371	$1,193

Note 5.  Line of Credit — Bank

At December 31, 2016 we had a $2.0 million line of credit with a bank that bore interest based on the prime rate. There was no outstanding balance on the line of credit as of December 31, 2016. The line of credit expired on May 11, 2017, and there was no outstanding balance on the line as of that date

Note 6.  Commitments and Contingencies

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

Rent expense was $0.3 million and $0.2 million for the three months ended June 30, 2017 and 2016, respectively, and $0.5 million and $0.4 million for the six months ended June 30, 2017 and 2016, respectively.

In July 2016, we entered into a fleet vehicle lease program for certain members of our field sales organization. At June 30, 2017, we had 50 leased vehicles under this program.

We also have operating lease agreements for certain computer and office equipment that expire in 2020. The leases provide an option to purchase the related equipment at fair market value at the end of the lease.

Future base minimum lease payments for all lease obligations are expected to be as follows for the years ending December 31:

		Computer/Office	Fleet Car
(In thousands)	Buildings	Equipment	Program	Total
2017 (July 1 - December 31)	$347	$30	$103	$480
2018	714	52	82	848
2019	733	39	—	772
2020	752	22	—	774
2021	526	—	—	526
Thereafter	—	—	—	—
Total	$3,072	$143	$185	$3,400

Major Vendors

We had purchases from three vendors that collectively accounted for 36% and 41% of total purchases for the three months ended June 30, 2017 and 2016, respectively, and 36% and 35% of total purchases for the six months ended June 30, 2017 and 2016, respectively.

Purchase Commitments

We issued purchase orders in January 2017 totaling $7.8 million, of which $6.7 million remained as of June 30, 2017, for inventory that we expect to receive between July 2017 and February 2018. We issued purchase orders in May 2017 totaling $1.3 million for inventory that we expect to receive in February and March of 2018.

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

Retirement Plan

We maintain a 401(k) retirement plan for our employees in which eligible employees can contribute a percentage of their pre-tax compensation. We may also make discretionary contributions to the 401(k) plan. We made contributions of $48,000 and $39,000 for the three months ended June 30, 2017 and 2016, respectively, and $93,000 and $75,000 for the six months ended June 30, 2017 and 2016, respectively.

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

Stock-Based Compensation

Our 2016 Equity Incentive Plan (the “2016 Plan”) authorizes us to grant stock options, stock appreciation rights, restricted stock, stock units and other stock-based awards to employees, non-employee directors and certain consultants and advisors. There were up to 4,800,000 shares of our common stock initially reserved for issuance pursuant to the 2016 Plan. The 2016 Plan provides that the number of shares reserved and available for issuance under the 2016 Plan will automatically increase annually on January 1 of each calendar year, commencing in 2017 and ending on and including January 1, 2026, by an amount equal to the lesser of: (a) 5% of the number of common shares of stock outstanding as of December 31 of the immediately preceding calendar year, or (b) 2,500,000 shares; provided, however, that our Board of Directors may determine that any annual increase be a lesser number. In addition, all awards granted under our 2007 Omnibus Stock Plan and our 2003 Stock Option Plan that were outstanding when the 2016 Plan became effective and that are forfeited, expire, are cancelled, are settled for cash or otherwise not issued, will become available for issuance under the 2016 Plan. Effective January 1, 2017, 841,686 shares were added to the 2016 Plan, as available for issuance thereunder, pursuant to the automatic increase feature of the 2016 Plan. As of June 30, 2017, 4,826,044 shares were available for future grant pursuant to the 2016 Plan.

Upon adoption and approval of the 2016 Plan, all of our previous equity incentive compensation plans were terminated. However, existing awards under those plans continue to vest in accordance with the original vesting schedules and will expire at the end of their original terms.

We recorded stock-based compensation expense of $1.2 million and $0.1 million for the three months ended June 30, 2017 and 2016, respectively, and $2.1 million and $0.2 million for the six months ended June 30, 2017 and 2016, respectively. This expense was allocated as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands)	2017	2016	2017	2016
Cost of goods sold	$49	$19	$98	$38
Sales and marketing expenses	354	42	669	84
Research and development expenses	21	—	44	—
Reimbursement, general and administrative expenses	756	14	1,326	28
Total stock-based compensation expense	$1,180	$75	$2,137	$150

Stock Options

Stock options issued to participants other than non-employees vest over four years and typically have a contractual term of ten years. The stock options granted on July 27, 2016 to our non-employee directors vested in full on May 9, 2017, the date of our 2017 annual meeting of stockholders. New stock options were granted to our non-employee directors on that date. These options vest on the earlier of May 9, 2018 or the date of our 2018 annual meeting of stockholders. These options have a contractual term of seven years. Our stock option activity for the six months ended June 30, 2017 was as follows:

		Weighted Average	Weighted Average	Aggregate
	Options	Exercise Price	Remaining	Intrinsic
(In thousands except share, per share and years data)	Outstanding	Per Share[1]	Contractual Life	Value[2]
Balance at December 31, 2016	1,856,299	$2.69	5.5 years	$25,467
Granted	39,755	21.42
Exercised	(416,310)	1.33		8,904
Forfeited	(19,203)	8.52
Balance at June 30, 2017	1,460,541	3.51	5.2 years	36,614

Options exercisable at June 30, 2017	1,152,453	$1.92	4.6 years	$30,725
(1)	The exercise price of each option granted during the period shown was equal to the market price of the underlying stock on the date of grant.
(2)

The aggregate intrinsic value of options exercised represents the difference between the exercise price of the option and the closing stock price of our common stock on the date of exercise. The aggregate intrinsic value of options outstanding represents the difference between the exercise price of the option and the closing stock price of our common stock on the last day of the quarter.

Options exercisable of 1,329,260 as of June 30, 2016 had a weighted average exercise price of $1.01 per share.

Stock based compensation expense included in our Condensed Consolidated Statements of Operations for stock options was $0.3 million and $0.1 million for the three months ended June 30, 2017 and 2016, respectively, and $0.5 million and $0.2 million for the six months ended June 30, 2017 and 2016, respectively.

At June 30, 2017, there was approximately $1.1 million of total unrecognized pre-tax stock option expense under our equity compensation plans, which is expected to be recognized on a straight-line basis over a weighted average period of 2.5 years.

Stock-Settled Restricted Stock Units

Stock-settled restricted stock units granted under the 2016 Plan vest over one to three years. These awards are stock-settled with common shares. Stock-based compensation expense included in our Condensed Consolidated Statement of Operations for stock-settled restricted stock units was $0.7 million and $1.2 for the three and six months ended June 30, 2017, respectively. No restricted stock units had been granted as of June 30, 2016. As of June 30, 2017, there was $5.4 million of total unrecognized pre-tax compensation expense related to outstanding stock-settled restricted stock units that is expected to be recognized over a weighted-average period of 2.4 years. Our stock-settled restricted stock unit activity for the six months ended June 30, 2017 was as follows:

		Weighted
		Average Grant	Aggregate
	Units	Date Fair Value	Intrinsic
(In thousands except share and per share data)	Outstanding	Per Share	Value(1)
Balance at December 31, 2016	324,863	$10.39	$5,331
Granted	186,436	21.31
Vested(2)	(62,851)	10.25
Cancelled	(2,340)	19.23
Balance at June 30, 2017	446,108	$14.93	$12,750
(1)	Intrinsic value of stock-settled restricted stock units outstanding was based on our closing stock price on the last trading day of the quarter.
(2)

For the six months ended June 30, 2017, there were 1,398 restricted stock units granted to non-employee directors in lieu of their quarterly cash retainer payments. These restricted stock units were fully vested upon grant and represent the right to receive one share of common stock, per unit, upon the earlier of the directors’ termination of service as a director of ours or the occurrence of a change of control of us. These restricted stock units are included in the “Granted” line in the table above due to their being fully vested upon grant and are included in the “Vested” line in the table above. On May 9, 2017, upon his departure from our board of directors, we issued 1,494 shares of common stock to Mr. Shroff, which represented the settlement of restricted stock units that had been previously granted to him in lieu of his quarterly director retainer payments. As of June 30, 2017, there were 1,630 outstanding restricted stock units that had been previously granted to non-employee directors in lieu of their quarterly director retainer payments. These restricted stock units are not included in the “Balance at June 30, 2017” line in the table above because they are fully vested.

Employee Stock Purchase Plan

Our employee stock purchase plan (“ESPP”), which was approved by our Board of Directors on April 27, 2016 and by our stockholders on June 20, 2016, allows participating employees to purchase shares of our common stock at a discount through payroll deductions. The plan is available to all of our employees and employees of participating subsidiaries. Participating employees may purchase common stock, on a voluntary after-tax basis, at a price equal to 85% of the lower of the closing market price per share of our common stock on the first or last trading day of each stock purchase period. The plan ordinarily consists of six-month purchase periods, beginning on May 16 and November 16 of each calendar year, but the initial purchase period began on July 27, 2016 and ended on May 15, 2017. As of May 15, 2017, 259,981 shares were purchased utilizing $2.2 million of employee contributions in the initial purchase period. A total of 1.6 million shares of common stock were initially reserved for issuance under the plan, and this share reserve will automatically be supplemented each January 1, commencing in 2017 and ending on and including January 1, 2026, by an amount equal to the least of (1) 1% of the shares of our common stock outstanding on the immediately preceding December 31, (2) 500,000 shares or (3) such lesser amount as our Board of Directors may determine. Effective January 1, 2017, 168,337 shares were added to the ESPP, as available for issuance thereunder, pursuant to the automatic increase feature of the plan. As of June 30, 2017, 1,508,356 shares were available for future issuance under the ESPP. We recognized $0.2 million and $0.4 million in stock-based compensation expense related to the ESPP for the three and six months ended June 30, 2017, respectively. We did not recognize any stock-based compensation expense related to the ESPP in the six months ended June 30, 2016.

Note 8.  Income Taxes

We record our interim provision for income taxes by applying our estimated annual effective tax rate to our year-to-date pre-tax income and adjust the provision for discrete tax items recorded in the period. Deferred income taxes result from temporary differences between the reporting of amounts for financial statement purposes and income tax purposes. These differences relate primarily to different methods used for income tax reporting purposes, including for depreciation and amortization, warranty and vacation accruals, share-based compensation and deductions related to allowances for doubtful accounts receivable and inventory reserves.

The effective tax rate for the three months ended June 30, 2017 was (376.5)%, compared to 45.0% for the three months ended June 30, 2016, a decrease of 421.5 percentage points. The primary driver of the decrease in our effective tax rate was a significant increase in tax benefits related to share-based compensation recognized in the current quarter as compared to the previous reporting period. Significant tax deductions included windfall benefits with respect to vesting of restricted stock awards and restricted stock units, nonqualified stock options that were exercised and disqualifying dispositions of incentive stock options and ESPP shares. We recorded an income tax benefit of $3.0 million and income tax expense of $0.8 million for the three months ended June 30, 2017 and 2016, respectively. Our provisions for income taxes included current federal and state income tax expense, as well as deferred federal and state income tax expense.

The effective tax rate for the six months ended June 30, 2017 was 209.7%, compared to 50.0% for the six months ended June 30, 2016. The primary driver of the change in our effective tax rate was the significant increase in tax benefits related to tax-deductible share-based compensation activity as compared to the previous reporting period. This activity included the vesting of restricted stock awards and restricted stock units, excess tax benefits associated with exercises of non-qualified stock options and disqualifying dispositions of incentive stock options and ESPP shares. We recorded an income tax benefit of $4.4 million and income tax expense of $8,000 for the six months ended June 30, 2017 and 2016, respectively. Our provisions for income taxes included current federal and state income tax expense, as well as deferred federal and state income tax expense.

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

Note 9.  Net Income (Loss) Per Share Attributable to Common Stockholders

We adopted ASU 2016-09, “Improvements to Employee Share-Based Payment Accounting,” in the fourth quarter of 2016 on a retrospective basis, effective January 1, 2016. The following table sets forth the computation of our basic and diluted net income (loss) per share attributable to common stockholders and reflects the adoption of ASU 2016-09:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands, except share and per share data)	2017	2016	2017	2016
Net income	$3,787	$988	$2,283	$8
Convertible preferred stock dividends	—	509	—	1,023
Allocation of undistributed earnings to preferred stockholders	—	302	—	—
Net income (loss) attributable to common stockholders	$3,787	$177	$2,283	$(1,015)
Weighted-average shares outstanding	17,176,386	3,406,420	17,028,237	3,349,873
Effect of convertible preferred stock outstanding, restricted stock units, common stock options, warrants, and employee stock purchase plan shares	1,638,179	1,439,907	1,685,184	—
Weighted-average shares used to compute diluted net income (loss) per share	18,814,565	4,846,327	18,713,421	3,349,873
Net income (loss) per share - Basic	$0.22	$0.05	$0.13	$(0.30)
Net income (loss) per share - Diluted	$0.20	$0.04	$0.12	$(0.30)

The following common stock equivalents were excluded from the computation of diluted net income per share for the periods presented because including them would have been anti-dilutive:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Convertible preferred stock outstanding	—	5,924,453	—	5,924,453
Restricted stock units	—	—	66,517	—
Common stock options	39,755	—	111,500	1,628,754
Employee stock purchase plan shares	49,021	—	49,021	—
Common stock warrants	—	—	1,122	5,800
Total	88,776	5,924,453	228,160	7,559,007

As of June 30, 2017, total common shares outstanding and the potentially dilutive shares totaled approximately 19.2 million shares.

Note 10.  Fair Value Measurements

We determine the fair value of our assets and liabilities based on the exchange price that would be received for an asset or paid to transfer a liability (exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Valuation techniques used to measure fair value maximize the use of observable inputs and minimize the use of unobservable inputs. We use a fair value hierarchy with three levels of inputs, of which the first two are considered observable and the last unobservable, to measure fair value. The fair value hierarchy gives the highest priority to quoted prices in active markets for identical assets or liabilities (Level 1). The next highest priority is based on quoted prices for similar assets or liabilities in active markets or quoted prices for identical or similar assets or liabilities in non-active markets or other observable inputs (Level 2). The lowest priority is given to unobservable inputs (Level 3). The following provides information regarding fair value measurements for our cash equivalents and marketable securities as of June 30, 2017 and December 31, 2016 according to the three-level fair value hierarchy.

	Fair Value Measurements at
	June 30, 2017 Using:
	Quoted Prices
	in Active	Significant
	Markets for	Other	Significant
	Identical	Observable	Unobservable
	Assets	Inputs	Inputs
(In thousands)	(Level 1)	(Level 2)	(Level 3)	Total
Recurring Fair Value Measurements:
Currency	$13	$—	$—	$13
Money market mutual funds	9,021	—	—	9,021
U.S. government and agency obligations	2,006	10,964	—	12,970
Corporate debt securities and certificates of deposit	—	8,032	—	8,032
Total	$11,040	$18,996	$—	$30,036

	Fair Value Measurements at
	December 31, 2016 Using:
	Quoted Prices
	in Active	Significant
	Markets for	Other	Significant
	Identical	Observable	Unobservable
	Assets	Inputs	Inputs
(In thousands)	(Level 1)	(Level 2)	(Level 3)	Total
Recurring Fair Value Measurements:
Currency	$14	$—	$—	$14
Money market mutual funds	18,976	—	—	18,976
U.S. government and agency obligations	2,017	6,979	—	8,996
Corporate debt securities and certificates of deposit	—	1,998	—	1,998
Total	$21,007	$8,977	$—	$29,984

During the six months ended June 30, 2017 there were no transfers within the three-level hierarchy. A significant transfer is recognized when the inputs used to value a security have been changed, which merits a transfer between the disclosed levels of the valuation hierarchy.

The fair values for our currency, money market mutual funds, U.S. government and agency obligations and corporate debt securities are determined based on valuations provided by external investment managers who obtain them from a variety of industry standard data providers.

The carrying amounts of financial instruments such as cash equivalents, accounts receivable, other assets, accounts payable, accrued expenses and other liabilities approximate their related fair values due to the short-term maturities of these items. Non-financial assets, such as equipment and leasehold improvements, and intangible assets are subject to non-recurring fair value measurements if they are deemed impaired. We had no re-measurements of non-financial assets to fair value in the six months ended June 30, 2017.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and the accompanying notes thereto included elsewhere in this report.

Overview

We are a medical technology company that develops and provides innovative medical devices for the treatment of chronic diseases. Our mission is to help people suffering from chronic diseases live better and care for themselves at home. We focus our efforts on advancing the standard of care in treating chronic diseases in the home setting to improve patient outcomes and quality of life and help control rising healthcare expenditures. Our initial area of therapeutic focus is vascular disease, with a goal of advancing the standard of care in treating lymphedema and chronic venous insufficiency. We possess a unique, scalable platform to deliver at-home healthcare solutions throughout the United States. This evolving home care delivery model is recognized by policy-makers and insurance payers as a key for controlling rising healthcare costs. Our solutions deliver cost-effective, clinically proven, long-term treatment for patients with these chronic diseases.

Our proprietary products are the Flexitouch, Entre, and Actitouch systems. A predecessor to our Flexitouch system received 510(k) clearance from the U.S. Food and Drug Administration (the “FDA”) in July 2002, and we introduced the system to address the many limitations of self-administered home-based manual lymphatic drainage therapy. We began selling our more advanced Flexitouch system after receiving 510(k) clearance from the FDA in October 2006. In September 2016, we received 510(k) clearance from the FDA for the Flexitouch system in treating lymphedema of the head and neck. We derive the vast majority of our revenues from our Flexitouch system. For the six months ended June 30, 2017 and 2016, sales of our Flexitouch system represented 91% and 86% of our revenues, respectively.

In September 2012, we acquired our second proprietary product, the Actitouch system. The system received 510(k) clearance from the FDA in June 2013, and we began selling the product in September 2013 to address the many limitations of multilayered bandages that are worn by patients suffering from venous leg ulcers. We also introduced our Entre system in the United States in February 2013. The Entre system is sold to patients who need a more basic pump or who do not yet qualify for insurance reimbursement for an advanced compression device such as our Flexitouch system. For the six months ended June 30, 2017 and 2016, sales of our Actitouch and Entre systems combined represented 9% and 14% of our revenues, respectively.

To support the growth of our business, we invest heavily in our commercial infrastructure, consisting of our direct sales force, home training resources, reimbursement capabilities and clinical expertise. We market our products in the United States using a direct-to-patient and -provider model. Our direct sales force has grown from three representatives in March 2005 to a team of over 145 people as of June 30, 2017. This model allows us to directly approach patients and clinicians, whereby we disintermediate the traditional durable medical equipment channel, allowing us to capture both the manufacturer and distributor margins. We also utilize over 400 licensed, independent healthcare practitioners as home trainers who educate patients on the proper use of our systems. We invest substantial resources in our reimbursement operations group of over 75 people that focuses on verifying case-by-case benefits, obtaining prior authorization, billing and collecting payments from payers, and providing customer support services. Our payer relations group of 25 people is responsible for developing relationships with insurance payer decision-makers to educate them on our product efficacy, develop overall payer coverage policies and reimbursement criteria, manage Medicare patient claims and contracts with payers, and serve as an advocacy liaison between patients, clinicians and payers throughout the appeals process. We also have a clinical team, consisting of a scientific advisory board, as well as in-house therapists and nurses, that serves as a resource to clinicians and patients and guides the development of clinical evidence in support of our products.

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

For the three months ended June 30, 2017, we generated revenues of $26.3 million and had net income of $3.8 million, compared to revenues of $19.7 million and net income of $1.0 million for the three months ended June 30, 2016. For the six months ended June 30, 2017, we generated revenues of $46.1 million and had net income of $2.3 million, compared to revenues of $33.4 million and net income of $8,000 for the six months ended June 30, 2016. Our primary sources of capital to date have been from operating income, private placements of our capital stock, and capital raised in our initial public offering, which closed on August 2, 2016. We operate in one segment for financial reporting purposes.

Results of Operations

Comparison of the Three and Six Months Ended June 30, 2017 and 2016

The following table presents our results of operations for the periods indicated.

	Three Months Ended June 30,				Change
(In thousands, except percentages)	2017		2016		$	%
Condensed Consolidated Statement of Operations Data:		% of revenue		% of revenue
Revenues	$26,264	100%	$19,729	100%	$6,535	33%
Cost of goods sold	7,034	27	5,324	27	1,710	32
Gross profit	19,230	73	14,405	73	4,825	33
Operating expenses
Sales and marketing	10,645	41	7,598	39	3,047	40
Research and development	1,465	6	1,049	5	416	40
Reimbursement, general and administrative	6,390	23	3,966	20	2,424	61
Total operating expenses	18,500	70	12,613	64	5,887	47
Income from operations	730	3	1,792	9	(1,062)	(59)
Other income	64	—	5	—	59	N.M.
Income before income taxes	794	3	1,797	9	(1,003)	(56)
Income tax (benefit) expense	(2,993)	(11)	809	4	(3,802)	(470)
Net income	$3,787	14	$988	5	$2,799	283
“N.M.” - not meaningful

	Six Months Ended June 30,				Change
(In thousands, except percentages)	2017		2016		$	%
Condensed Consolidated Statement of Operations Data:		% of revenue		% of revenue
Revenues	$46,114	100%	$33,429	100%	$12,685	38%
Cost of goods sold	12,658	27	9,135	27	3,523	39
Gross profit	33,456	73	24,294	73	9,162	38
Operating expenses
Sales and marketing	20,811	45	14,879	45	5,932	40
Research and development	2,583	6	2,029	6	554	27
Reimbursement, general and administrative	12,264	27	7,380	22	4,884	66
Total operating expenses	35,658	78	24,288	73	11,370	47
(Loss) income from operations	(2,202)	(5)	6	—	(2,208)	N.M.
Other income	119	—	10	—	109	N.M.
(Loss) income before income taxes	(2,083)	(5)	16	—	(2,099)	N.M.
Income tax (benefit) expense	(4,366)	(10)	8	—	(4,374)	N.M.
Net income	$2,283	5	$8	—	$2,275	N.M.
“N.M.” - not meaningful

Revenues

Revenues increased $6.5 million, or 33%, to $26.3 million in the three months ended June 30, 2017, compared to $19.7 million in the three months ended June 30, 2016. Revenues increased $12.7 million, or 38%, to $46.1 million in the six months ended June 30, 2017, compared to $33.4 million in the six months ended June 30, 2016. The growth in revenues was attributable to an increase of approximately $7.3 million, or 43%, in sales of our Flexitouch system for the three months ended June 30, 2017 and an increase of approximately $13.1 million, or 46%, in sales of our Flexitouch system for the six months ended June 30, 2017. These increases in Flexitouch system sales were largely driven by expansion of our sales force and increased physician and patient awareness of the treatment options for lymphedema, as well as increased contractual coverage with national and regional insurance payers. The increases in sales of our Flexitouch system were partially offset by decreases of 28% and 9% in sales of our Actitouch and Entre systems in the three months and six months ended June 30, 2017 compared to the same periods in 2016, respectively.

Revenues from Medicare represented 9% and 11% of total revenues for the three months ended June 30, 2017 and 2016, respectively. Revenues from Medicare represented 10% and 12% of total revenues for the six months ended June 30, 2017 and 2016, respectively. Revenues from Veterans Administration hospitals represented 18% and 16% of total revenues for the three months ended June 30, 2017 and 2016, respectively. Revenues from Veterans Administration hospitals represented 18% and 17% of total revenues for the six months ended June 30, 2017 and 2016, respectively.

The following tables summarize our revenues by product for the three and six months ended June 30, 2017 and 2016, both in dollars and percentage of total revenues:

	Three Months Ended June 30,		Change
(In thousands, except percentages)	2017	2016	%
Revenues
Flexitouch system	$24,208	$16,892	43%
Actitouch/Entre systems	2,056	2,837	(28)%
Total	$26,264	$19,729	33%

Percentage of total revenues
Flexitouch system	92%	86%
Actitouch/Entre systems	8%	14%
Total	100%	100%

	Six Months Ended June 30,		Change
(In thousands, except percentages)	2017	2016	%
Revenues
Flexitouch system	$41,734	$28,601	46%
Actitouch/Entre systems	4,380	4,828	(9)%
Total	$46,114	$33,429	38%

Percentage of total revenues
Flexitouch system	91%	86%
Actitouch/Entre systems	9%	14%
Total	100%	100%

Our business is affected by seasonality. In the first quarter of each year, when most patients have started a new insurance year and have not yet met their annual out-of-pocket payment obligations, we experience substantially reduced demand for our products. We typically experience higher sales in the third and fourth quarters as a result of patients having paid their annual insurance deductibles in full, thereby reducing their out-of-pocket costs for our products, and because patients often spend the remaining balances in their flexible spending accounts at that time. This seasonality applies only to purchases of our products by patients covered by commercial insurance and is not relevant to Medicare, Medicaid, or Veterans Administration hospitals, as those payers do not have plans that include patient deductibles for purchases of our products.

Cost of Goods Sold and Gross Margin

Cost of goods sold increased $1.7 million, or 32%, to $7.0 million for the three months ended June 30, 2017, compared to $5.3 million for the three months ended June 30, 2016. Cost of goods sold increased $3.5 million, or 39%, to $12.7 million for the six months ended June 30, 2017, compared to $9.1 million for the six months ended June 30, 2016. The increase in cost of goods sold for each of the three months and six months ended June 30, 2017 compared to the same periods in 2016 was primarily attributable to an increase in the number of systems sold and additional manufacturing headcount to support increased volumes.

Gross margin was 73% for each of the three and six months ended June 30, 2017 and 2016.

Sales and Marketing Expenses

Sales and marketing expenses increased $3.0 million, or 40%, to $10.6 million for the three months ended June 30, 2017, compared to $7.6 million for the three months ended June 30, 2016. This increase was largely driven by a $1.1 million increase in personnel-related compensation expenses related to increased sales and marketing headcount, a $0.3 million increase in variable sales compensation and $0.3 million incremental stock-based compensation expense. In addition, other sales and marketing expenses increased $1.2 million due to increased travel, consulting, recruitment and training expenses, as well as increased patient training costs.

Sales and marketing expenses increased $5.9 million, or 40%, to $20.8 million for the six months ended June 30, 2017, compared to $14.9 million for the six months ended June 30, 2016. The increase was primarily driven by a $1.8 million increase in personnel-related compensation expenses related to increased sales and marketing headcount, a $1.1 million increase in variable sales compensation and $0.6 million incremental stock-based compensation expense. In addition, sales and marketing expenses increased $1.9 million due to increased travel, consulting, recruitment, and training expenses, as well as increased patient training costs.

Research and Development Expenses

Research and development (“R&D”) expenses increased $0.4 million, or 40%, to $1.5 million for the three months ended June 30, 2017, compared to $1.0 million for the three months ended June 30, 2016. R&D expenses increased $0.6 million, or 27%, to $2.6 million for the six months ended June 30, 2017, compared to $2.0 million for the six months ended June 30, 2016. The increase in R&D expenses for each of the three months and six months ended June 30, 2017 was primarily attributable to increases in product development and consulting costs.

Reimbursement, General and Administrative Expenses

Reimbursement, general and administrative expenses increased $2.4 million, or 61%, to $6.4 million for the three months ended June 30, 2017, compared to $4.0 million for the three months ended June 30, 2016. This increase was primarily attributable to a $0.9 million increase in personnel-related expenses resulting from increased headcount in our reimbursement operations, payer relations, and corporate functions, a $0.7 million increase in stock-based compensation expense, and an increase of $0.5 million in professional fees including legal, accounting and audit expenses associated with public company requirements.

Reimbursement, general and administrative expenses increased $4.9 million, or 66%, to $12.3 million for the six months ended June 30, 2017, compared to $7.4 million for the six months ended June 30, 2016. The increase in reimbursement, general and administrative expenses for the six months ended June 30, 2017 was primarily attributable to a $1.7 million increase in personnel-related expenses resulting from increased headcount in our reimbursement operations, payer relations, and corporate functions, a $1.3 million increase in stock-based compensation expense, and an increase of $1.3 million in professional fees including legal, accounting and audit expenses associated with public company requirements.

Other Income, Net

Other income was $64,000 and $5,000 for the three months ended June 30, 2017 and 2016, respectively, and $119,000 and $10,000 for the six months ended June 30, 2017 and 2016, respectively. The increase in other income was due to investment income earned on our invested capital derived from our initial public offering proceeds.

Income Taxes

We recorded an income tax benefit of $3.0 million and income tax expense of $0.8 million for the three months ended June 30, 2017 and 2016, respectively. The current period tax benefit was primarily due to a significant increase in tax benefits related to share-based compensation recognized in the current quarter as compared to the previous reporting period. Significant tax deductions included windfall benefits with respect to the vesting of restricted stock awards and restricted stock units, nonqualified stock options that were exercised and disqualifying dispositions of incentive stock options and ESPP shares.

We recorded an income tax benefit of $4.4 million and income tax expense of $8,000 for the six months ended June 30, 2017 and 2016, respectively. The current period tax benefit was primarily due to a significant increase in tax benefits related to tax-deductible share-based compensation activity as compared to the previous reporting period. This activity included vesting of restricted stock awards and restricted stock units, excess tax benefits associated with exercises of non-qualified stock options, and disqualifying dispositions of incentive stock options and ESPP shares.

Liquidity and Capital Resources

Cash Flows

At June 30, 2017, our principal sources of liquidity were cash and cash equivalents of $18.1 million, marketable securities of $21.0 million and net accounts receivable of $12.9 million.

The following table summarizes our cash flows for the periods indicated:

	Six Months Ended
	June 30,
(In thousands)	2017	2016
Net cash (used in) provided by:
Operating activities	$(3,015)	$671
Investing activities	(11,733)	(318)
Financing activities	2,143	(694)
Net decrease in cash and cash equivalents	$(12,605)	$(341)

Net Cash (Used in) Provided by Operating Activities

Net cash used in operating activities during the six months ended June 30, 2017 was $3.0 million. This use of cash was primarily due to a $7.8 million increase in net operating assets and liabilities, driven by decreases in income taxes payable and payroll-related accruals and an increase in inventories, partially offset by net income of $2.3 million and non-cash net income adjustments of $2.5 million, including $2.1 million of stock-based compensation expense.

Net cash provided by operating activities during the six months ended June 30, 2016 was $0.7 million. This source of cash was primarily due to non-cash net income adjustments of $0.9 million partially offset by a $0.2 million increase in net operating assets and liabilities.

Net Cash Used in Investing Activities

Net cash used in investing activities during the six months ended June 30, 2017 was $11.7 million, consisting primarily of $10.0 million in net purchases of marketable securities and $1.5 million in purchases of product tooling and computer and manufacturing equipment.

Net cash used in investing activities during the six months ended June 30, 2016 was $0.3 million, consisting primarily of purchases of product tooling and computer and manufacturing equipment.

Net Cash Provided by (Used in) Financing Activities

Net cash provided by financing activities during the six months ended June 30, 2017 was $2.1 million, consisting of proceeds from the issuance of common stock under the ESPP of $2.2 million and proceeds from exercises of common stock options and warrants of $0.6 million, partially offset by the purchase of treasury stock to cover taxes from restricted stock award vesting of $0.5 million and taxes paid for the net share settlement of stock-settled restricted stock units of $0.2 million.

Net cash used in financing activities during the six months ended June 30, 2016 was $0.7 million, consisting of $0.9 million in expenses associated with our initial public offering, partially offset by $0.2 million in proceeds from exercises of common stock options and warrants.

Credit Line

At December 31, 2016 we had a $2.0 million line of credit with a bank that bore interest based on the prime rate. There was no outstanding balance on the line of credit as of December 31, 2016. The line of credit expired on May 11, 2017, and there was no outstanding balance on the line as of that date.

Adequacy of Capital Resources

Our future capital requirements may vary significantly from those now planned and will depend on many factors, including:

•	sales and marketing resources needed to further penetrate our market;
•	expansion of our operations domestically and/or internationally;
•	response of competitors to our solutions and applications;
•	costs associated with clinical research activities;
•	costs to develop and implement new products; and
•	use of capital for acquisitions, if any.

Historically, we have experienced increases in our expenditures consistent with the growth in our revenues, operations and personnel, and we anticipate that our expenditures will continue to increase as we expand our business.

We believe our cash, cash equivalents, marketable securities and any cash flows from operations will be sufficient to meet our working capital and capital expenditure requirements for at least the next twelve months. We expect continued increased expenses in connection with meeting our obligations as a public company.

Inflation and changing prices did not have a material effect on our business during the six months ended June 30, 2017, and we do not expect that inflation or changing prices will materially affect our business in the foreseeable future.

Contractual and Commercial Commitments Summary

Our contractual obligations and commercial commitments as of June 30, 2017 are summarized below:

	Payments Due By Period
		Less Than			More Than
(In thousands)	Total	1 Year	1-3 Years	3-5 Years	5 Years
Operating lease obligations (1)	$3,400	$904	$1,583	$913	$—
Future product royalties (2)	34	34	—	—	—
Purchase commitments (3)	8,060	8,060	—	—	—
Total	$11,494	$8,998	$1,583	$913	$—
(1)

We currently lease approximately 52,000 square feet of office space at our corporate headquarters in Minneapolis, Minnesota under a lease that expires in July 2021 and an additional 31,200 square feet of office, assembly and warehouse space at a second leased facility in Minneapolis, Minnesota under a lease that expires in November 2021. We also entered into a fleet vehicle lease program for certain members of our field sales organization in 2016. At June 30, 2017, we had 50 leased vehicles under this program.

(2)

We are required to make quarterly royalty payments to a third party for our Actitouch system revenue through August 2023. The payments are equal to 9% of our quarterly revenues attributable to our Actitouch system through August 2017, and for the remaining period, equal to 6% of our quarterly revenues attributable to our Actitouch system. In any year that these revenues exceed $40.0 million, we are required to pay 7% on revenues over $40.0 million and 6% on revenues $40.0 million and under.

(3)	Represents purchase orders issued in January and May 2017 to vendors for inventory expected to be received in the remainder of 2017 and in 2018.

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

Subject to certain conditions, as an emerging growth company, we are relying on certain of the exemptions and reduced reporting requirements of the JOBS Act, including without limitation, from providing an auditor's attestation report on our system of internal controls over financial reporting pursuant to Section 404(b) of the Sarbanes-Oxley Act of 2002 and from complying with any requirement that may be adopted by the Public Company Accounting Oversight Board regarding mandatory audit firm rotation or a supplement to the auditor's report providing additional information about the audit and the financial statements, known as the auditor discussion and analysis. We will remain an emerging growth company until the earliest of: (a) the last day of the fiscal year in which we have total annual gross revenues of $1 billion or more; (b) the last day of 2021; (c) the date on which we have issued more than $1 billion in nonconvertible debt during the previous three years; and (d) the date on which we are deemed to be a large accelerated filer under the rules of the SEC.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk

We are exposed to market risk from changes in interest rates, primarily related to our investment activities. The principal objectives of our investment activities are to preserve principal, provide liquidity and maximize income consistent with minimizing risk of material loss. The recorded carrying amounts of cash and cash equivalents approximate fair value due to their short maturities. Our interest income is sensitive to changes in the general level of interest rates in the United States, particularly since our investments are generally short-term in nature. Based on the nature of our short-term investments, an immediate 100 basis point change in interest rates would not have a material effect on the fair market value of our portfolio.

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

Credit Risk

As of June 30, 2017 and December 31, 2016, our cash, cash equivalents and marketable securities were maintained with two financial institutions in the United States. We have reviewed the financial statements of these institutions and believe they have sufficient assets and liquidity to conduct their operations in the ordinary course of business with little or no credit risk to us.

Our accounts receivable primarily relate to revenues from the sale of our products to patients in the United States. For the six months ended June 30, 2017 and 2016, our accounts receivable were $15.9 million and $14.4 million, respectively. We had accounts receivable from three insurance companies representing approximately 26%, 17% and 5% of accounts receivable as of June 30, 2017, and we had accounts receivable from three insurance companies representing approximately 22%, 17% and 6% of accounts receivable as of June 30, 2016.

Foreign Currency Risk

Our business is conducted in U.S. dollars and international transactions have been minimal. As we begin building relationships to commercialize our products internationally, our results of operations and cash flows may become increasingly subject to changes in foreign exchange rates.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2017. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 30, 2017, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

There were no material changes in our internal control over financial reporting during the three months ended June 30, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors.

In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the factors discussed in “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2016, which could materially affect our business, financial condition or future results. Except as set forth below, there have been no material changes in our risk factors from those disclosed in that report. The following risk factor is added:

Healthcare reform measures could hinder or prevent the commercial success of our products and product candidates.

In the United States, there have been, and we expect there will continue to be, a number of legislative and regulatory changes to the healthcare system that could affect our future revenues and profitability and the future revenues and profitability of our customers. Federal and state lawmakers regularly propose and, at times, enact legislation that results in significant changes to the healthcare system, some of which are intended to contain or reduce the costs of medical products and services. The new presidential administration and U.S. Congress have sought, and we expect that they will continue to seek, to modify, repeal, or otherwise invalidate all, or certain provisions of, the Patient Protection and Affordable Care Act and Health Care Education Reconciliation Act (the “Affordable Care Act”). There is still uncertainty with respect to the impact that the current administration and legislative action may have, if any, and any changes will likely take time to unfold and could have an impact on coverage and reimbursement for healthcare items and services covered by plans that were authorized by the Affordable Care Act. Such uncertainty and any changes could negatively impact our ability to successfully commercialize our products or product candidates, and could result in reduced demand for our products and additional pricing pressures.

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

At June 30, 2017, the net proceeds from our initial public offering were held in a diversified portfolio of bank deposits, government money market funds, government securities (U.S. Treasury and U.S. government agency securities), and high-grade short-term corporate bonds. All investments were in compliance with our Investment Policy and are highly liquid, with liquidity and capital preservation being the primary investment objectives. There has been no material change in our planned uses of the net proceeds from those described in the Prospectus dated July 27, 2016.

Share Repurchases

The following table summarizes the purchases of common stock made by us during the three months ended June 30, 2017:

					Total Number	Approximate
					of Shares	Dollar Value of
					Purchased as	Shares that
					Part of Publicly	May Yet Be
	Total Number		Average		Announced	Purchased
	of Shares		Price Paid		Plans or	Under Plans or
Period	Purchased		Per Share		Programs(1)	Programs(1)
April 2017	—		$—		—	$—
May 2017	26,087	(2)	18.90	(2)	—	—
June 2017	—		—		—	—
Total	26,087	(2)	$18.90	(2)	—	$—
(1)	We do not have any publicly announced share repurchase plans or programs.
(2)	Represents shares of our common stock that were withheld to satisfy the tax withholding obligations of holders of 66,010 restricted stock awards in connection with the vesting of such awards.

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

Tactile Systems Technology, Inc.

Date: August 7, 2017	By:	/s/ Lynn L. Blake
Lynn L. Blake
Chief Financial Officer
(Principal financial and accounting officer)

EXHIBIT INDEX

Exhibit Number	Description of Exhibit	Incorporated by Reference				Filed Herewith
		Form	File Number	Date of Filing	Exhibit Number

3.1	Fourth Amended and Restated Certificate of Incorporation	S-1	333-209115	06/09/2016	3.1

3.2	Amended and Restated By-laws	S-1	333-209115	05/06/2016	3.2

10.1	Confidential Transition Agreement and Release, dated June 14, 2017, by and between Mary E. Anderson and Tactile Systems Technology, Inc.					X

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) / 15d-14(a) of the Securities Exchange Act of 1934, as amended					X

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) / 15d-14(a) of the Securities Exchange Act of 1934, as amended					X

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

101.1

The following condensed consolidated financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2017, formatted in XBRL: (i) Balance Sheets (unaudited), (ii) Statements of Operations (unaudited), (iii) Statements of Comprehensive Income (Loss) (unaudited); (iv) Statements of Stockholders’ Equity (Deficit) (unaudited), (v) Statements of Cash Flows (unaudited), and (vi) Notes to the Condensed Consolidated Financial Statements.

X