Form 10-Q
period 2017-09-30
TACTILE SYSTEMS TECHNOLOGY INC
filed 2017-11-07
CIK 1027838

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

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

Large accelerated filer	☐		Accelerated filer	☐

Non-accelerated filer	☒	(Do not check if a smaller reporting company)	Smaller reporting company	☐

Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of November 03, 2017 there were 17,701,786 shares of common stock, $0.001 par value per share, outstanding.

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

PART I—FINANCIAL INFORMATION

Item 1.  Financial Statements.

Tactile Systems Technology, Inc.

Condensed Consolidated Balance Sheets

(Unaudited)

	September 30,	December 31,
(In thousands, except share and per share data)	2017	2016
Assets
Current assets
Cash and cash equivalents	$19,653	$30,701
Marketable securities	21,993	10,994
Accounts receivable, net	14,579	15,003
Inventories	9,784	6,554
Income taxes receivable	4,768	—
Prepaid expenses	932	981
Total current assets	71,709	64,233
Property and equipment, net	3,353	1,563
Other assets
Patent costs, net	2,251	2,394
Medicare accounts receivable, long-term	2,771	2,823
Deferred income taxes	2,797	2,785
Other non-current assets	201	137
Total other assets	8,020	8,139
Total assets	$83,082	$73,935

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$5,485	$5,018
Accrued payroll and related taxes	5,880	6,692
Accrued expenses	2,357	1,193
Future product royalties	26	67
Income taxes payable	—	823
Other current liabilities	218	—
Total current liabilities	13,966	13,793
Long-term liabilities
Accrued warranty reserve, long-term	643	503
Total liabilities	14,609	14,296
Stockholders’ equity
Preferred stock, $0.001 par value, 50,000,000 shares authorized; none issued and outstanding as of September 30, 2017 and December 31, 2016	—	—
Common stock, $0.001 par value, 300,000,000 shares authorized; 17,677,078 shares issued and 17,650,992 shares outstanding as of September 30, 2017; 16,833,737 shares issued and outstanding as of December 31, 2016	18	17
Additional paid-in capital	68,114	62,406
Retained earnings (accumulated deficit)	852	(2,773)
Accumulated other comprehensive loss	(18)	(11)
Less: treasury stock, at cost — 26,086 shares as of September 30, 2017	(493)	—
Total stockholders’ equity	68,473	59,639
Total liabilities and stockholders’ equity	$83,082	$73,935

See accompanying notes to the condensed consolidated financial statements.

Tactile Systems Technology, Inc.

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands, except share and per share data)	2017	2016	2017	2016
Revenues, net	$28,283	$22,635	$74,397	$56,064
Cost of goods sold	7,528	6,282	20,186	15,417
Gross profit	20,755	16,353	54,211	40,647
Operating expenses
Sales and marketing	10,915	8,979	31,726	23,858
Research and development	1,116	1,285	3,699	3,314
Reimbursement, general and administrative	7,551	5,115	19,815	12,495
Total operating expenses	19,582	15,379	55,240	39,667
Income (loss) from operations	1,173	974	(1,029)	980
Other income	85	10	204	20
Income (loss) before income taxes	1,258	984	(825)	1,000
Income tax (benefit) expense	(84)	492	(4,450)	500
Net income	1,342	492	3,625	500
Convertible preferred stock dividends	—	224	—	1,247
Allocation of undistributed earnings to preferred stockholders	—	99	—	—
Net income (loss) attributable to common stockholders	$1,342	$169	$3,625	$(747)
Net income (loss) per common share attributable to common stockholders
Basic	$0.08	$0.01	$0.21	$(0.12)
Diluted	$0.07	$0.01	$0.19	$(0.12)
Weighted-average common shares used to compute net income (loss) per common share attributable to common stockholders
Basic	17,603,293	12,253,877	17,222,072	6,317,875
Diluted	19,083,975	13,982,799	18,818,609	6,317,875

See accompanying notes to the condensed consolidated financial statements.

Tactile Systems Technology, Inc.

Condensed Consolidated Statements of Comprehensive Income

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands)	2017	2016	2017	2016
Net income	$1,342	$492	$3,625	$500
Other comprehensive income (loss):
Unrealized gain (loss) on available-for-sale securities	3	—	(18)	—
Income tax related to items of other comprehensive income (loss)	(1)	—	11	—
Total other comprehensive income (loss)	2	—	(7)	—
Comprehensive income	$1,344	$492	$3,618	$500

See accompanying notes to the condensed consolidated financial statements.

Tactile Systems Technology, Inc.

Condensed Consolidated Statements of Stockholders’ Equity (Deficit)

(Unaudited)

								Retained	Accumulated
	Series B Preferred Stock		Series A Preferred Stock		Common Stock		Additional	Earnings	Other
							Paid-In	(Accumulated	Comprehensive	Treasury
(In thousands, except share data)	Shares	Amount	Shares	Amount	Shares	Par Value	Capital	Deficit)	Loss	Stock	Total
Balances, December 31, 2015	2,733,468	$12,599	3,061,488	$20,328	3,222,902	$3	$—	$(5,652)	$—	$—	$(5,649)
Stock-based compensation	—	—	—	—	—	—	902	—	—	—	902
Exercise of common stock options and warrants	—	—	—	—	234,135	1	223	—	—	—	224
Preferred stock dividends	—	436	—	811	—	—	(1,247)	—	—	—	(1,247)
Sale of common stock from initial public offering, net of offering expenses	—	—	—	—	4,120,000	4	35,378	—	—	—	35,382
Preferred stock dividends paid in cash	—	—	—	(8,207)	—	—	—	—	—	—	—
Common stock issued in lieu of series B preferred stock dividend	—	—	—	—	956,842	1	(1)	—	—	—	—
Conversion of series B preferred stock to common stock	(2,733,468)	(13,035)	—	—	2,733,468	3	13,032	—	—	—	13,035
Conversion of series A preferred stock to common stock	—	—	(3,061,488)	(12,932)	3,190,985	3	12,929	—	—	—	12,932
Common stock issued for series A & B preferred stock liquidation preference	—	—	—	—	2,354,323	2	(2)	—	—	—	—
Comprehensive income for the period	—	—	—	—	—	—	—	500	—	—	500
Balances, September 30, 2016	—	$—	—	$—	16,812,655	$17	$61,214	$(5,152)	$—	$—	$56,079

Balances, December 31, 2016	—	$—	—	$—	16,833,737	$17	$62,406	$(2,773)	$(11)	$—	$59,639
Stock-based compensation	—	—	—	—	—	—	3,104	—	—	—	3,104
Exercise of common stock options and warrants and vesting of restricted stock units	—	—	—	—	583,360	1	672	—	—	—	673
Taxes paid for net share settlement of restricted stock units	—	—	—	—	—	—	(278)	—	—	—	(278)
Common shares issued for employee stock purchase plan	—	—	—	—	259,981	—	2,210	—	—	—	2,210
Shares repurchased to cover taxes from restricted stock award vesting	—	—	—	—	(26,086)	—	—	—	—	(493)	(493)
Comprehensive income for the period	—	—	—	—	—	—	—	3,625	(7)	—	3,618
Balances, September 30, 2017	—	$—	—	$—	17,650,992	$18	$68,114	$852	$(18)	$(493)	$68,473

See accompanying notes to the condensed consolidated financial statements.

Tactile Systems Technology, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Nine Months Ended
	September 30,
(In thousands)	2017	2016
Cash flows from operating activities
Net income	$3,625	$500
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,073	675
Stock-based compensation expense	3,104	859
Change in allowance for doubtful accounts	(36)	465
Changes in assets and liabilities:
Accounts receivable	460	665
Inventories	(3,821)	(467)
Income taxes	(5,591)	(732)
Prepaid expenses and other assets	130	499
Medicare accounts receivable – long-term	52	395
Accounts payable	370	1,695
Accrued payroll and related taxes	(812)	895
Accrued expenses	1,520	(387)
Future product royalties	(41)	(726)
Net cash provided by operating activities	33	4,336
Cash flows from investing activities
Proceeds from sales of marketable securities	1,000	—
Purchases of marketable securities	(12,051)	—
Purchases of property and equipment	(1,953)	(518)
Patent costs	(44)	(24)
Other investments	(145)	—
Net cash used in investing activities	(13,193)	(542)
Cash flows from financing activities
Taxes paid for net share settlement of restricted stock units	(278)	—
Proceeds from exercise of common stock options and warrants	673	224
Proceeds from the issuance of common stock from the ESPP	2,210	—
Shares repurchased to cover taxes from restricted stock award vesting	(493)	—
Dividends paid on preferred stock	—	(8,207)
Proceeds from IPO	—	41,200
Fees paid for IPO	—	(4,777)
Net cash provided by financing activities	2,112	28,440
Net change in cash and cash equivalents	(11,048)	32,234
Cash and cash equivalents – beginning of period	30,701	7,060
Cash and cash equivalents – end of period	$19,653	$39,294
Supplemental cash flow disclosure
Cash paid for interest	$1	$—
Cash paid for taxes	$923	$1,261
Non-cash investing activities:
Acquisition of assets included in accounts payable	$97	$37

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

The results for the three and nine months ended September 30, 2017 are not necessarily indicative of results to be expected for the year ending December 31, 2017, or for any other interim period or for any future year. Our business is affected by seasonality. In the first quarter of each year, when most patients have started a new insurance year and have not yet met their annual out-of-pocket payment obligations, we experience substantially reduced demand for our products. We typically experience higher sales in the third and fourth quarters as a result of patients having paid their annual insurance deductibles in full, thereby reducing their out-of-pocket costs for our products, and because patients often spend the remaining balances in their flexible spending accounts at that time. This seasonality applies only to purchases of our products by patients covered by commercial insurance and is not relevant to Medicare, Medicaid, or Veterans Administration hospitals, as those payers do not have plans that include patient deductibles for purchases of our products. The condensed consolidated interim financial statements should be read in conjunction with the audited financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2016.

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

Significant Accounting Policies

During the nine months ended September 30, 2017 there were no material changes in our significant accounting policies. See Note 1 to the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2016 for information regarding our significant accounting policies.

Recent Accounting Pronouncements

We are an “emerging growth company” as defined by the Jumpstart Our Business Startups (“JOBS”) Act of 2012. The JOBS Act provides that an emerging growth company can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act of 1933, as amended, (the “Securities Act”), for complying with new or revised accounting standards. In other words, an emerging growth company can selectively delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We have elected to avail ourselves of this exemption and, as a result, our financial statements may not be comparable to the financial statements of issuers that are required to comply with the effective dates for new or revised accounting standards that are applicable to public companies. Section 107 of the JOBS Act provides that we can elect to opt out of the extended transition period at any time, which election is irrevocable.

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-09, “Revenue from Contracts with Customers.” The new section will replace Section 605, “Revenue Recognition,” and creates modifications to various other revenue accounting standards for specialized transactions and industries. The section is intended to conform revenue accounting principles with a concurrently issued International Financial Reporting Standards to reconcile previously differing treatment between U.S. practices and those of the rest of the world and to enhance disclosures related to disaggregated revenue information. The updated guidance is effective for interim and annual reporting periods beginning on or after December 15, 2018, for private companies; this effective date is applicable for us due to the JOBS Act exemption described above. Therefore, we plan to further evaluate the timing and anticipated impact of the adoption of this updated guidance on our consolidated financial statements in future periods.

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

In August 2016, the FASB issued ASU No. 2016-15, “Statement of Cash Flows (Topic 230) — Classification of Certain Cash Receipts and Cash Payments,” to provide clarity on how certain cash receipt and cash payment transactions are presented and classified within the statement of cash flows. The ASU is effective for interim and annual periods beginning after December 15, 2018 for private companies; this effective date is applicable for us due to the JOBS Act exemption described above. Therefore, we plan to further evaluate the timing and anticipated impact of the adoption of this ASU on our consolidated financial statements in future periods.

Cash and Cash Equivalents

Cash and cash equivalents consist of all cash on hand, deposits and funds invested in available-for-sale securities with original maturities of three months or less at the time of purchase. At September 30, 2017, our cash was held primarily in checking and money market accounts.

Note 2.  Marketable Securities

Our investments in marketable securities are classified as available-for-sale and consist of the following:

	September 30, 2017
		Unrealized	Unrealized
(In thousands)	Cost	Gains	Losses	Fair Value
U.S. government and agency obligations	$13,000	$1	$33	$12,968
Corporate debt securities	9,028	—	3	9,025
Marketable securities	$22,028	$1	$36	$21,993

	December 31, 2016
		Unrealized	Unrealized
(In thousands)	Cost	Gains	Losses	Fair Value
U.S. government and agency obligations	$9,011	$2	$17	$8,996
Corporate debt securities	2,000	—	2	1,998
Marketable securities	$11,011	$2	$19	$10,994

Our investments in marketable debt securities all have contractual maturities of 12 to 25 months from September 30, 2017. At September 30, 2017, marketable debt securities valued at $2.0 million were in an unrealized gain position totaling $1,000, and marketable debt securities valued at $20.0 million were in an unrealized loss position totaling $36,000 (all had been in an unrealized loss position for less than 12 months). At December 31, 2016, marketable debt securities valued at $4.0 million were in an unrealized gain position totaling $2,000 and marketable debt securities valued at $7.0 million were in an unrealized loss position totaling $19,000 (all had been in an unrealized loss position for less than 12 months).

Net pre-tax unrealized losses for marketable debt securities of $35,000 at September 30, 2017 were recorded as a component of accumulated other comprehensive loss in stockholders' equity. Marketable debt securities valued at $1.0 million were sold during the nine months ended September 30, 2017, with no resulting gain or loss.

Note 3.  Patent Costs, Net

Our patents, all of which are subject to amortization, are summarized as follows:

	As of	As of
(In thousands)	September 30, 2017	December 31, 2016
Patents	$3,506	$3,462
Less: accumulated amortization	(1,255)	(1,068)
Net patents	$2,251	$2,394

Amortization expense was $0.1 million for each of the three months ended September 30, 2017 and 2016 and $0.2 million for each of the nine months ended September 30, 2017 and 2016. Future amortization expenses are expected as follows:

(In thousands)
2017 (October 1 - December 31)	$62
2018	249
2019	249
2020	249
2021	249
Thereafter	1,193
Total	$2,251

Note 4.  Accrued Expenses

Accrued expenses consisted of the following:

	As of	As of
(In thousands)	September 30, 2017	December 31, 2016
Warranty	$345	$290
Travel and business	268	308
Legal and consulting	633	275
Deferred rent	174	159
Accrued taxes	876	—
Clinical	16	45
Other	45	116
Total	$2,357	$1,193

Note 5.  Line of Credit — Bank

At December 31, 2016 we had a $2.0 million line of credit with a bank that bore interest based on the prime rate. There was no outstanding balance on the line of credit as of December 31, 2016. The line of credit expired on May 11, 2017, and there was no outstanding balance on the line as of that date.

Note 6.  Commitments and Contingencies

Lease Obligations

In March 2008, we entered into a non-cancelable operating lease agreement for building space for our corporate headquarters that provides for monthly rent, real estate taxes and operating expenses that was subsequently extended to July 31, 2021.

In July 2016, we entered into a non-cancelable operating lease agreement for building space to accommodate the relocation of our manufacturing, quality, and research and development functions. The lease agreement extends through November 2021 and provides for monthly rent, real estate taxes and operating expenses.

Rent expense was $0.4 million and $0.2 million for the three months ended September 30, 2017 and 2016, respectively, and $1.1 million and $0.6 million for the nine months ended September 30, 2017 and 2016, respectively.

In July 2016, we entered into a fleet vehicle lease program for certain members of our field sales organization. At September 30, 2017, we had 26 vehicles with future lease obligations under this program.

We also have operating lease agreements for certain computer and office equipment that expire in 2020. The leases provide an option to purchase the related equipment at fair market value at the end of the lease.

Future base minimum lease payments for all lease obligations are expected to be as follows for the years ending December 31:

		Computer/Office	Fleet Car
(In thousands)	Buildings	Equipment	Program	Total
2017 (October 1 - December 31)	$174	$15	$5	$194
2018	714	76	28	818
2019	733	39	—	772
2020	752	22	—	774
2021	526	—	—	526
Thereafter	—	—	—	—
Total	$2,899	$152	$33	$3,084

Major Vendors

We had purchases from three vendors that collectively accounted for 47% and 35% of total purchases for the three months ended September 30, 2017 and 2016, respectively, and 39% and 36% of total purchases for the nine months ended September 30, 2017 and 2016, respectively.

Employment Agreements

We have entered into employment agreements with certain of our officers. The agreements provide for payment of severance ranging from 9 to 15 months of then-current annualized base salary in the event of termination by us without cause or by the employee for good reason or, in the case of two of the officers, death, disability, or as a result of a qualifying termination after a change in control. The agreements also provide for payment of an amount equal to 9 to 15 months of the then-current annual target bonus in the event of termination by us without cause or by the employee for good reason, or, in the case of two of the officers, death, disability, or as a result of a qualifying termination after a change in control. In addition, the agreements provide for the vesting of certain equity compensation through the date of termination in the event of termination by us without cause or by the employee for good reason.

Retirement Plan

We maintain a 401(k) retirement plan for our employees in which eligible employees can contribute a percentage of their pre-tax compensation. We may also make discretionary contributions to the 401(k) plan. We made contributions of $42,000 and $45,000 for the three months ended September 30, 2017 and 2016, respectively, and $135,000 and $120,000 for the nine months ended September 30, 2017 and 2016, respectively.

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

Stock-Based Compensation

Our 2016 Equity Incentive Plan (the “2016 Plan”) authorizes us to grant stock options, stock appreciation rights, restricted stock, stock units and other stock-based awards to employees, non-employee directors and certain consultants and advisors. There were up to 4,800,000 shares of our common stock initially reserved for issuance pursuant to the 2016 Plan. The 2016 Plan provides that the number of shares reserved and available for issuance under the 2016 Plan will automatically increase annually on January 1 of each calendar year, commencing in 2017 and ending on and including January 1, 2026, by an amount equal to the lesser of: (a) 5% of the number of common shares of stock outstanding as of December 31 of the immediately preceding calendar year, or (b) 2,500,000 shares; provided, however, that our Board of Directors may determine that any annual increase be a lesser number. In addition, all awards granted under our 2007 Omnibus Stock Plan and our 2003 Stock Option Plan that were outstanding when the 2016 Plan became effective and that are forfeited, expire, are cancelled, are settled for cash or otherwise not issued, will become available for issuance under the 2016 Plan. Effective January 1, 2017, 841,686 shares were added to the 2016 Plan, as available for issuance thereunder, pursuant to the automatic increase feature of the 2016 Plan. As of September 30, 2017, 4,870,532 shares were available for future grant pursuant to the 2016 Plan.

Upon adoption and approval of the 2016 Plan, all of our previous equity incentive compensation plans were terminated. However, existing awards under those plans continue to vest in accordance with the original vesting schedules and will expire at the end of their original terms.

We recorded stock-based compensation expense of $1.0 million and $0.7 million for the three months ended September 30, 2017 and 2016, respectively, and $3.1 million and $0.9 million for the nine months ended September 30, 2017 and 2016, respectively. This expense was allocated as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands)	2017	2016	2017	2016
Cost of goods sold	$4	$33	$102	$71
Sales and marketing expenses	361	188	1,030	272
Research and development expenses	29	14	73	14
Reimbursement, general and administrative expenses	573	474	1,899	502
Total stock-based compensation expense	$967	$709	$3,104	$859

Stock Options

Stock options issued to participants other than non-employees vest over four years and typically have a contractual term of ten years. The stock options granted on July 27, 2016 to our non-employee directors vested in full on May 9, 2017, the date of our 2017 annual meeting of stockholders. New stock options were granted to our non-employee directors on that date. These options vest on the earlier of May 9, 2018 or the date of our 2018 annual meeting of stockholders. These options have a contractual term of seven years. Our stock option activity for the nine months ended September 30, 2017 was as follows:

		Weighted Average	Weighted Average	Aggregate
	Options	Exercise Price	Remaining	Intrinsic
(In thousands except share, per share and years data)	Outstanding	Per Share[1]	Contractual Life	Value[2]
Balance at December 31, 2016	1,856,299	$2.69	5.5 years	$25,467
Granted	63,066	25.69
Exercised	(517,283)	1.25		12,001
Forfeited	(50,656)	7.86
Balance at September 30, 2017	1,351,426	4.12	5.3 years	36,305

Options exercisable at September 30, 2017	1,098,882	$2.12	4.6 years	$31,619
(1)	The exercise price of each option granted during the period shown was equal to the market price of the underlying stock on the date of grant.
(2)

The aggregate intrinsic value of options exercised represents the difference between the exercise price of the option and the closing stock price of our common stock on the date of exercise. The aggregate intrinsic value of options outstanding represents the difference between the exercise price of the option and the closing stock price of our common stock on the last trading day of the period.

Options exercisable of 1,283,036 as of September 30, 2016 had a weighted average exercise price of $1.02 per share.

Stock based compensation expense included in our Condensed Consolidated Statements of Operations for stock options was $0.3 million and $0.2 million for the three months ended September 30, 2017 and 2016, respectively, and $0.8 million and $0.2 million for the nine months ended September 30, 2017 and 2016, respectively.

At September 30, 2017, there was approximately $1.2 million of total unrecognized pre-tax stock option expense under our equity compensation plans, which is expected to be recognized on a straight-line basis over a weighted-average period of 2.4 years.

Stock-Settled Restricted Stock Units

Stock-settled restricted stock units granted under the 2016 Plan vest over one to three years. These awards are stock-settled with common shares. Stock-based compensation expense included in our Condensed Consolidated Statement of Operations for stock-settled restricted stock units was $0.6 million and $0.3 million for the three months ended September 30, 2017 and 2016, respectively, and $1.8 million and $0.3 million for the nine months ended September 30, 2017 and 2016, respectively. As of September 30, 2017, there was approximately $4.5 million of total unrecognized pre-tax compensation expense related to outstanding stock-settled restricted stock units that is expected to be recognized over a weighted-average period of 2.1 years. Our stock-settled restricted stock unit activity for the nine months ended September 30, 2017 was as follows:

		Weighted
		Average Grant	Aggregate
	Units	Date Fair Value	Intrinsic
(In thousands except share and per share data)	Outstanding	Per Share	Value(1)
Balance at December 31, 2016	324,863	$10.39	$5,331
Granted	187,902	21.40
Vested	(75,821)	11.47
Cancelled	(35,887)	15.17
Balance at September 30, 2017	401,057	$15.13	$12,413

Deferred and unissued at September 30, 2017 (2)	1,912	$21.51	$59
(1)	Intrinsic value of stock-settled restricted stock units outstanding was based on our closing stock price on the last trading day of the period.
(2)

For the nine months ended September 30, 2017, there were 1,680 restricted stock units granted to non-employee directors in lieu of their quarterly cash retainer payments. These restricted stock units were fully vested upon grant and represent the right to receive one share of common stock, per unit, upon the earlier of the directors’ termination of service as a director of ours or the occurrence of a change of control of us. These restricted stock units are included in the “Granted” line in the table above and are also included in the “Vested” line in the table above due to their being fully vested upon grant. On May 9, 2017, upon his departure from our board of directors, we issued 1,494 shares of common stock to Mr. Shroff, which represented the settlement of restricted stock units that had been previously granted to him in lieu of his quarterly director retainer payments. As of September 30, 2017, there were 1,912 outstanding restricted stock units that had been previously granted to non-employee directors in lieu of their quarterly director retainer payments. These restricted stock units are not included in the “Balance at September 30, 2017” line in the table above but listed separately because they are fully vested.

Employee Stock Purchase Plan

Our employee stock purchase plan (“ESPP”), which was approved by our Board of Directors on April 27, 2016 and by our stockholders on June 20, 2016, allows participating employees to purchase shares of our common stock at a discount through payroll deductions. The plan is available to all of our employees and employees of participating subsidiaries. Participating employees may purchase common stock, on a voluntary after-tax basis, at a price equal to 85% of the lower of the closing market price per share of our common stock on the first or last trading day of each stock purchase period. The plan ordinarily consists of six-month purchase periods, beginning on May 16 and November 16 of each calendar year, but the initial purchase period began on July 27, 2016 and ended on May 15, 2017. As of May 15, 2017, 259,981 shares were purchased utilizing $2.2 million of employee contributions in the initial purchase period. A total of 1.6 million shares of common stock were initially reserved for issuance under the plan, and this share reserve will automatically be supplemented each January 1, commencing in 2017 and ending on and including January 1, 2026, by an amount equal to the least of (1) 1% of the shares of our common stock outstanding on the immediately preceding December 31, (2) 500,000 shares or (3) such lesser amount as our Board of Directors may determine. Effective January 1, 2017, 168,337 shares were added to the ESPP, as available for issuance thereunder, pursuant to the automatic increase feature of the plan. As of September 30, 2017, 1,508,356 shares were available for future issuance under the ESPP. We recognized $0.1 million and $0.5 million in stock-based compensation expense related to the ESPP for the three and nine months ended September 30, 2017, respectively. We recognized stock based compensation expense related to the ESPP of $0.2 million for each of the three and nine months ended September 30, 2016.

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

The effective tax rate for the three months ended September 30, 2017 was (6.7)%, compared to 50.0% for the three months ended September 30, 2016. The primary driver of the change in our effective tax rate was a significant increase in tax benefits related to tax-deductible share-based compensation activity as compared to the prior year period. The significant tax deductions related to tax benefits with respect to the vesting of restricted stock units, exercises of non-qualified stock options, and disqualifying dispositions of incentive stock options and ESPP shares. We recorded an income tax benefit of $0.1 million and an income tax expense of $0.5 million for the three months ended September 30, 2017 and 2016, respectively. The significant tax benefits in the current year period related to the share-based compensation activity resulted in an aggregate tax benefit despite the fact that we generated pre-tax income of $1.3 million for the quarter ended September 30, 2017, driving the effective tax rate for the period to a negative rate. Our provisions for income taxes included current federal and state income tax expense, as well as deferred federal and state income tax expense.

The effective tax rate for the nine months ended September 30, 2017 was 539.1%, compared to 50.0% for the nine months ended September 30, 2016. The primary driver of the change in our effective tax rate was a significant increase in tax benefits related to tax-deductible share-based compensation as compared to the prior year period. The significant tax deductions related to tax benefits with respect to the vesting of restricted stock awards and restricted stock units, exercises of non-qualified stock options, and disqualifying dispositions of incentive stock options and ESPP shares. Largely as a result of this activity, we recorded an income tax benefit of $4.5 million for the nine months ended September 30, 2017, compared to income tax expense of $0.5 million for the nine months ended September 30, 2016. The tax benefit of $4.5 million in the current year period on a pre-tax loss of $0.8 million resulted in the 539.1% effective tax rate for the nine months ended September 30, 2017. Our provisions for income taxes included current federal and state income tax expense, as well as deferred federal and state income tax expense.

We recognize the financial statement benefit of a tax position only after determining that the relevant tax authority would more likely than not sustain the position following an audit. For tax positions meeting the more likely than not threshold, the amount recognized in the condensed consolidated financial statements is the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement with the relevant tax authority. As of September 30, 2017, we had an unrecognized tax benefit ("UTB") with respect to state income taxes of approximately $0.2 million. The UTB represents tax, interest, and penalties related to unfiled and unpaid income taxes in several state jurisdictions. We are pursuing actions to settle outstanding liabilities and reviewing compliance in all relevant tax jurisdictions.

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

Note 9.  Net Income (Loss) Per Share Attributable to Common Stockholders

We adopted ASU 2016-09, “Improvements to Employee Share-Based Payment Accounting,” in the fourth quarter of 2016 on a retrospective basis, effective January 1, 2016. The following table sets forth the computation of our basic and diluted net income (loss) per share attributable to common stockholders and reflects the adoption of ASU 2016-09:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands, except share and per share data)	2017	2016	2017	2016
Net income	$1,342	$492	$3,625	$500
Convertible preferred stock dividends	—	224	—	1,247
Allocation of undistributed earnings to preferred stockholders	—	99	—	—
Net income (loss) attributable to common stockholders	$1,342	$169	$3,625	$(747)
Weighted-average shares outstanding	17,603,293	12,253,877	17,222,072	6,317,875
Effect of convertible preferred stock outstanding, restricted stock units, common stock options, warrants, and employee stock purchase plan shares	1,480,682	1,728,922	1,596,537	—
Weighted-average shares used to compute diluted net income (loss) per share	19,083,975	13,982,799	18,818,609	6,317,875
Net income (loss) per share - Basic	$0.08	$0.01	$0.21	$(0.12)
Net income (loss) per share - Diluted	$0.07	$0.01	$0.19	$(0.12)

The following common stock equivalents were excluded from the computation of diluted net income per share for the periods presented because including them would have been anti-dilutive:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Convertible preferred stock outstanding	—	5,924,453	—	5,924,453
Restricted stock units	—	—	1,184	—
Common stock options	23,311	—	63,066	1,628,754
Common stock warrants	—	—	—	5,800
Total	23,311	5,924,453	64,250	7,559,007

As of September 30, 2017, total common shares outstanding and the potentially dilutive shares totaled approximately 19.2 million shares.

Note 10.  Fair Value Measurements

We determine the fair value of our assets and liabilities based on the exchange price that would be received for an asset or paid to transfer a liability (exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Valuation techniques used to measure fair value maximize the use of observable inputs and minimize the use of unobservable inputs. We use a fair value hierarchy with three levels of inputs, of which the first two are considered observable and the last unobservable, to measure fair value. The fair value hierarchy gives the highest priority to quoted prices in active markets for identical assets or liabilities (Level 1). The next highest priority is based on quoted prices for similar assets or liabilities in active markets or quoted prices for identical or similar assets or liabilities in non-active markets or other observable inputs (Level 2). The lowest priority is given to unobservable inputs (Level 3). The following provides information regarding fair value measurements for our cash equivalents and marketable securities as of September 30, 2017 and December 31, 2016 according to the three-level fair value hierarchy.

	Fair Value Measurements at
	September 30, 2017 Using:
	Quoted Prices
	in Active	Significant
	Markets for	Other	Significant
	Identical	Observable	Unobservable
	Assets	Inputs	Inputs
(In thousands)	(Level 1)	(Level 2)	(Level 3)	Total
Recurring Fair Value Measurements:
Money market mutual funds	$8,110	$—	$—	$8,110
U.S. government and agency obligations	2,003	10,965	—	12,968
Corporate debt securities	—	9,025	—	9,025
Total	$10,113	$19,990	$—	$30,103

	Fair Value Measurements at
	December 31, 2016 Using:
	Quoted Prices
	in Active	Significant
	Markets for	Other	Significant
	Identical	Observable	Unobservable
	Assets	Inputs	Inputs
(In thousands)	(Level 1)	(Level 2)	(Level 3)	Total
Recurring Fair Value Measurements:
Currency	$14	$—	$—	$14
Money market mutual funds	18,976	—	—	18,976
U.S. government and agency obligations	2,017	6,979	—	8,996
Corporate debt securities	—	1,998	—	1,998
Total	$21,007	$8,977	$—	$29,984

During the nine months ended September 30, 2017, there were no transfers within the three-level hierarchy. A significant transfer is recognized when the inputs used to value a security have been changed, which merits a transfer between the disclosed levels of the valuation hierarchy.

The fair values for our currency, money market mutual funds, U.S. government and agency obligations and corporate debt securities are determined based on valuations provided by external investment managers who obtain them from a variety of industry standard data providers.

The carrying amounts of financial instruments such as cash equivalents, accounts receivable, other assets, accounts payable, accrued expenses and other liabilities approximate their related fair values due to the short-term maturities of these items. Non-financial assets, such as equipment and leasehold improvements, and intangible assets are subject to non-recurring fair value measurements if they are deemed impaired. We had no re-measurements of non-financial assets to fair value in the nine months ended September 30, 2017.

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

Our proprietary products are the Flexitouch, Entre, and Actitouch systems. A predecessor to our Flexitouch system received 510(k) clearance from the U.S. Food and Drug Administration (the “FDA”) in July 2002, and we introduced the system to address the many limitations of self-administered home-based manual lymphatic drainage therapy. We began selling our more advanced Flexitouch system after receiving 510(k) clearance from the FDA in October 2006. In September 2016, we received 510(k) clearance from the FDA for the Flexitouch system in treating lymphedema of the head and neck. In June 2017, we announced that we received 510(k) clearance from the FDA for the Flexitouch Plus, the third-generation version of our Flexitouch system.  We derive the vast majority of our revenues from our Flexitouch system. For the nine months ended September 30, 2017 and 2016, sales of our Flexitouch system represented 91% and 86% of our revenues, respectively.

In September 2012, we acquired our second proprietary product, the Actitouch system. The system received 510(k) clearance from the FDA in June 2013, and we began selling the product in September 2013 to address the many limitations of multilayered bandages that are worn by patients suffering from venous leg ulcers. We also introduced our Entre system in the United States in February 2013. The Entre system is sold to patients who need a more basic pump or who do not yet qualify for insurance reimbursement for an advanced compression device such as our Flexitouch system. For the nine months ended September 30, 2017 and 2016, sales of our Entre and Actitouch systems combined represented 9% and 14% of our revenues, respectively.

To support the growth of our business, we invest heavily in our commercial infrastructure, consisting of our direct sales force, home training resources, reimbursement capabilities and clinical expertise. We market our products in the United States using a direct-to-patient and -provider model. Our direct sales force has grown from three representatives in March 2005 to a team of over 150 people as of September 30, 2017. This model allows us to directly approach patients and clinicians, whereby we disintermediate the traditional durable medical equipment channel, allowing us to capture both the manufacturer and distributor margins. We also utilize over 400 licensed, independent healthcare practitioners as home trainers who educate patients on the proper use of our systems. We invest substantial resources in our reimbursement operations group of over 80 people that focuses on verifying case-by-case benefits, obtaining prior authorization, billing and collecting payments from payers, and providing customer support services. Our payer relations group of 34 people is responsible for developing relationships with insurance payer decision-makers to educate them on our product efficacy, develop overall payer coverage policies and reimbursement criteria, manage Medicare patient claims and contracts with payers, and serve as an advocacy liaison between patients, clinicians and payers throughout the appeals process. We also have a clinical team, consisting of a scientific advisory board, as well as in-house therapists and nurses, that serves as a resource to clinicians and patients and guides the development of clinical evidence in support of our products.

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

For the three months ended September 30, 2017, we generated revenues of $28.3 million and had net income of $1.3 million, compared to revenues of $22.6 million and net income of $0.5 million for the three months ended September 30, 2016. For the nine months ended September 30, 2017, we generated revenues of $74.4 million and had net income of $3.6 million, compared to revenues of $56.1 million and net income of $0.5 million for the nine months ended September 30, 2016. Our primary sources of capital to date have been from operating income, private placements of our capital stock, and capital raised in our initial public offering, which closed on August 2, 2016. We operate in one segment for financial reporting purposes.

Results of Operations

Comparison of the Three and Nine Months Ended September 30, 2017 and 2016

The following tables present our results of operations for the periods indicated.

	Three Months Ended September 30,				Change
(In thousands, except percentages)	2017		2016		$	%
Condensed Consolidated Statement of Operations Data:		% of revenue		% of revenue
Revenues	$28,283	100%	$22,635	100%	$5,648	25%
Cost of goods sold	7,528	27	6,282	28	1,246	20
Gross profit	20,755	73	16,353	72	4,402	27
Operating expenses
Sales and marketing	10,915	38	8,979	40	1,936	22
Research and development	1,116	4	1,285	6	(169)	(13)
Reimbursement, general and administrative	7,551	26	5,115	22	2,436	48
Total operating expenses	19,582	68	15,379	68	4,203	27
Income from operations	1,173	5	974	4	199	20
Other income	85	—	10	—	75	750
Income before income taxes	1,258	5	984	4	274	28
Income tax (benefit) expense	(84)	—	492	2	(576)	(117)
Net income	$1,342	5	$492	2	$850	173

	Nine Months Ended September 30,				Change
(In thousands, except percentages)	2017		2016		$	%
Condensed Consolidated Statement of Operations Data:		% of revenue		% of revenue
Revenues	$74,397	100%	$56,064	100%	$18,333	33%
Cost of goods sold	20,186	27	15,417	27	4,769	31
Gross profit	54,211	73	40,647	73	13,564	33
Operating expenses
Sales and marketing	31,726	42	23,858	43	7,868	33
Research and development	3,699	5	3,314	6	385	12
Reimbursement, general and administrative	19,815	27	12,495	22	7,320	59
Total operating expenses	55,240	74	39,667	71	15,573	39
(Loss) income from operations	(1,029)	(1)	980	2	(2,009)	(205)
Other income	204	—	20	—	184	920
(Loss) income before income taxes	(825)	(1)	1,000	2	(1,825)	(183)
Income tax (benefit) expense	(4,450)	(6)	500	1	(4,950)	(990)
Net income	$3,625	5	$500	1	$3,125	625

Revenues

Revenues increased $5.7 million, or 25%, to $28.3 million in the three months ended September 30, 2017, compared to $22.6 million in the three months ended September 30, 2016. Revenues increased $18.3 million, or 33%, to $74.4 million in the nine months ended September 30, 2017, compared to $56.1 million in the nine months ended September 30, 2016. The growth in revenues was attributable to an increase of approximately $6.8 million, or 35%, in sales of our Flexitouch system for the three months ended September 30, 2017 and an increase of approximately $19.9 million, or 42%, in sales of our Flexitouch system for the nine months ended September 30, 2017. These increases in Flexitouch system sales were largely driven by expansion of our sales force and increased physician and patient awareness of the treatment options for lymphedema, as well as increased contractual coverage with national and regional insurance payers. The increases in sales of our Flexitouch system were partially offset by decreases of 36% and 20% in sales of our Entre and Actitouch systems in the three and nine months ended September 30, 2017 compared to the same periods in 2016, respectively.

Revenues from Veterans Administration hospitals represented 20% and 13% of total revenues for the three months ended September 30, 2017 and 2016, respectively. Revenues from Veterans Administration hospitals represented 19% and 16% of total revenues for the nine months ended September 30, 2017 and 2016, respectively. Revenues from Medicare represented 6% and 13% of total revenues for the three months ended September 30, 2017 and 2016, respectively. Revenues from Medicare represented 9% and 13% of total revenues for the nine months ended September 30, 2017 and 2016, respectively.

The following tables summarize our revenues by product for the three and nine months ended September 30, 2017 and 2016, both in dollars and percentage of total revenues:

	Three Months Ended September 30,		Change
(In thousands, except percentages)	2017	2016	%
Revenues
Flexitouch system	$26,202	$19,387	35%
Entre/Actitouch systems	2,081	3,248	(36)%
Total	$28,283	$22,635	25%

Percentage of total revenues
Flexitouch system	93%	86%
Entre/Actitouch systems	7%	14%
Total	100%	100%

	Nine Months Ended September 30,		Change
(In thousands, except percentages)	2017	2016	%
Revenues
Flexitouch system	$67,936	$47,988	42%
Entre/Actitouch systems	6,461	8,076	(20)%
Total	$74,397	$56,064	33%

Percentage of total revenues
Flexitouch system	91%	86%
Entre/Actitouch systems	9%	14%
Total	100%	100%

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

Cost of Goods Sold and Gross Margin

Cost of goods sold increased $1.2 million, or 20%, to $7.5 million for the three months ended September 30, 2017, compared to $6.3 million for the three months ended September 30, 2016. Cost of goods sold increased $4.8 million, or 31%, to $20.2 million for the nine months ended September 30, 2017, compared to $15.4 million for the nine months ended September 30, 2016. The increase in cost of goods sold for each of the three and nine months ended September 30, 2017 compared to the same periods in 2016 was primarily attributable to an increase in the number of systems sold and additional manufacturing headcount to support increased volumes.

Gross margin was 73% and 72% of sales for the three months ended September 30, 2017 and 2016, respectively. Gross margin was 73% of sales for both of the nine months ended September 30, 2017 and 2016.

Sales and Marketing Expenses

Sales and marketing expenses increased $1.9 million, or 22%, to $10.9 million for the three months ended September 30, 2017, compared to $9.0 million for the three months ended September 30, 2016. This increase was largely driven by a $0.6 million increase in variable sales compensation, a $0.5 million increase in personnel-related compensation expenses due to increased sales and marketing headcount and $0.2 million of incremental stock-based compensation expense. In addition, other sales and marketing expenses increased $0.6 million due to increased travel, consulting, recruitment and training expenses, as well as increased patient training costs.

Sales and marketing expenses increased $7.8 million, or 33%, to $31.7 million for the nine months ended September 30, 2017, compared to $23.9 million for the nine months ended September 30, 2016. The increase was primarily driven by a $2.0 million increase in personnel-related compensation expenses due to increased sales and marketing headcount, a $1.9 million increase in variable sales compensation and $0.8 million incremental stock-based compensation expense. In addition, sales and marketing expenses increased $3.1 million due to increased travel, consulting, recruitment, and training expenses, as well as increased patient training costs.

Research and Development Expenses

Research and development (“R&D”) expenses decreased $0.2 million, or 13%, to $1.1 million for the three months ended September 30, 2017, compared to $1.3 million for the three months ended September 30, 2016. The decrease primarily related to a decline in personnel-related expenses.

R&D expenses increased $0.4 million, or 12%, to $3.7 million for the nine months ended September 30, 2017, compared to $3.3 million for the nine months ended September 30, 2016. The increase in R&D expenses was due to a $0.2 million increase in personnel-related expenses and a $0.2 million increase in product development and consulting expense.

Reimbursement, General and Administrative Expenses

Reimbursement, general and administrative expenses increased $2.5 million, or 48%, to $7.6 million for the three months ended September 30, 2017, compared to $5.1 million for the three months ended September 30, 2016. This increase was primarily attributable to an increase of $0.9 million in professional fees including legal, accounting and audit expenses, including approximately $0.5 million of expenses associated with the secondary offering of shares of our common stock by certain selling stockholders in September 2017, which expenses we paid on behalf of the selling stockholders pursuant to an investors’ rights agreement. Additionally, the increase in reimbursement, general and administrative expenses included an increase of $0.8 million related to accrued sales and use and franchise taxes, a $0.4 million increase in personnel-related expenses resulting from increased headcount in our reimbursement operations, payer relations, and corporate functions, and a $0.1 million increase in stock-based compensation expense.

Reimbursement, general and administrative expenses increased $7.3 million, or 59%, to $19.8 million for the nine months ended September 30, 2017, compared to $12.5 million for the nine months ended September 30, 2016. The increase in reimbursement, general and administrative expenses for the nine months ended September 30, 2017 was primarily attributable to a $2.0 million increase in personnel-related expenses resulting from increased headcount in our reimbursement operations, payer relations, and corporate functions, an increase of $1.9 million in professional fees including legal, accounting and audit expenses associated with public company requirements and $0.5 million of expenses associated with the September 2017 secondary offering, a $1.4 million increase in stock-based compensation expense and an increase of $1.0 million related to accrued sales and use and franchise taxes.

Other Income, Net

Other income was $85,000 and $10,000 for the three months ended September 30, 2017 and 2016, respectively, and $0.2 million and $20,000 for the nine months ended September 30, 2017 and 2016, respectively. The increase in other income in both periods was due to investment income earned on our invested capital derived from our initial public offering proceeds.

Income Taxes

We recorded an income tax benefit of $0.1 million and income tax expense of $0.5 million for the three months ended September 30, 2017 and 2016, respectively. The current period tax benefit was primarily due to a significant increase in tax benefits related to tax-deductible share-based compensation activity recognized in the current quarter as compared to the previous reporting period. Significant tax deductions resulted from windfall benefits with respect to the vesting of restricted stock units, excess tax benefits associated with exercises of non-qualified stock options, and disqualifying dispositions of incentive stock options and ESPP shares. These income tax benefits in the current reporting period resulted in a significant increase in our earnings per share for the period.

We recorded an income tax benefit of $4.5 million and income tax expense of $0.5 million for the nine months ended September 30, 2017 and 2016, respectively. The current period tax benefit was primarily due to a significant increase in tax benefits related to tax-deductible share-based compensation activity as compared to the previous reporting period. This activity included vesting of restricted stock awards and restricted stock units, excess tax benefits associated with exercises of non-qualified stock options, and disqualifying dispositions of incentive stock options and ESPP shares. These income tax benefits in the current year resulted in a significant increase in our earnings per share for the nine months ended September 30, 2017.

Liquidity and Capital Resources

Cash Flows

At September 30, 2017, our principal sources of liquidity were cash and cash equivalents of $19.7 million, marketable securities of $22.0 million and net accounts receivable of $14.6 million.

The following table summarizes our cash flows for the periods indicated:

	Nine Months Ended
	September 30,
(In thousands)	2017	2016
Net cash provided by (used in):
Operating activities	$33	$4,336
Investing activities	(13,193)	(542)
Financing activities	2,112	28,440
Net (decrease) increase in cash and cash equivalents	$(11,048)	$32,234

Net Cash Provided by Operating Activities

Net cash provided by operating activities during the nine months ended September 30, 2017 was $33,000. This source of cash was primarily from net income of $3.6 million and non-cash net income adjustments of $4.1 million, including $3.1 million of stock-based compensation expense and $1.1 million of depreciation and amortization expense. This source was partially offset by a $7.7 million increase in net operating assets and liabilities, primarily related to increases in income taxes receivable of $5.6 million and inventory of $3.8 million. The increase in income taxes receivable was a result of the significant tax benefits recognized in the period associated with tax-deductible share-baesd compensation activity. The increase in inventory was driven largely by the increased sales volume as well as purchases associated with product development and new product introductions.

Net cash provided by operating activities during the nine months ended September 30, 2016 was $4.3 million. This source of cash primarily resulted from net income of $0.5 million, a $1.8 million decrease in net operating assets and liabilities, including a $1.7 million increase in accounts payable on increased inventory purchases and other operating expenses, and $2.0 million of non-cash expense items, including $0.9 million of stock-based compensation expense and $0.7 million of depreciation and amortization expense.

Net Cash Used in Investing Activities

Net cash used in investing activities during the nine months ended September 30, 2017 was $13.2 million, consisting primarily of $11.1 million in net purchases of marketable securities and $2.0 million in purchases of product tooling, computer and manufacturing equipment, and leasehold improvements.

Net cash used in investing activities during the nine months ended September 30, 2016 was $0.5 million, consisting primarily of purchases of product tooling, computer and manufacturing equipment.

Net Cash Provided by Financing Activities

Net cash provided by financing activities during the nine months ended September 30, 2017 was $2.1 million, consisting of proceeds from the issuance of common stock under the ESPP of $2.2 million and proceeds from exercises of common stock options and warrants of $0.7 million, partially offset by the purchase of treasury stock to fund taxes from restricted stock award vesting of $0.5 million and taxes paid for the net share settlement of stock-settled restricted stock units of $0.3 million.

Net cash provided by financing activities during the nine months ended September 30, 2016 was $28.4 million, generated by gross proceeds of $41.2 million from our initial public offering, partially offset by $8.2 million in payments of accrued dividends on preferred stock and $4.8 million of underwriting discounts and expenses associated with the initial public offering.

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

Inflation and changing prices did not have a material effect on our business during the nine months ended September 30, 2017, and we do not expect that inflation or changing prices will materially affect our business in the foreseeable future.

In August 2017, we filed a shelf registration statement on Form S-3 with the SEC. Under the shelf registration statement, we may offer and sell from time to time up to $200 million of common stock, preferred stock, debt securities, warrants, rights or units. The shelf registration statement also registered for resale from time to time up to 5,703,534 shares of our common stock held by the selling stockholders named therein. In September 2017, certain of the selling stockholders completed a secondary offering of 3,795,000 shares of our common stock at a public offering price of $33.00 per share. We did not receive any proceeds from the sale of the shares by the selling stockholders.

Contractual and Commercial Commitments Summary

Our contractual obligations and commercial commitments as of September 30, 2017 are summarized below:

	Payments Due By Period
		Less Than			More Than
(In thousands)	Total	1 Year	1-3 Years	3-5 Years	5 Years
Operating lease obligations (1)	$3,084	$807	$1,557	$720	$—
Purchase commitments (2)	15,719	15,719	—	—	—
Total	$18,803	$16,526	$1,557	$720	$—
(1)

We currently lease approximately 52,000 square feet of office space at our corporate headquarters in Minneapolis, Minnesota under a lease that expires in July 2021 and an additional 31,200 square feet of office, assembly and warehouse space at a second leased facility in Minneapolis, Minnesota under a lease that expires in November 2021. We also entered into a fleet vehicle lease program for certain members of our field sales organization in 2016. At September 30, 2017, we had 26 vehicles with future lease obligations under this program.

(2)	Represents purchase orders issued in January through October 2017 to vendors for inventory expected to be received in the remainder of 2017 through September 2018.

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

Subject to certain conditions, as an emerging growth company, we are relying on certain of the exemptions and reduced reporting requirements of the JOBS Act, including without limitation, from providing an auditor's attestation report on our system of internal controls over financial reporting pursuant to Section 404(b) of the Sarbanes-Oxley Act of 2002 and from complying with any requirement that may be adopted by the Public Company Accounting Oversight Board regarding mandatory audit firm rotation or a supplement to the auditor's report providing additional information about the audit and the financial statements, known as the auditor discussion and analysis. We will remain an emerging growth company until the earliest of: (a) the last day of the fiscal year in which we have total annual gross revenues of $1.07 billion or more; (b) the last day of 2021; (c) the date on which we have issued more than $1 billion in nonconvertible debt during the previous three years; or (d) the date on which we are deemed to be a large accelerated filer under the rules of the SEC.

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

Credit Risk

As of September 30, 2017 and December 31, 2016, our cash, cash equivalents and marketable securities were maintained with two financial institutions in the United States. We have reviewed the financial statements of these institutions and believe they have sufficient assets and liquidity to conduct their operations in the ordinary course of business with little or no credit risk to us.

Our accounts receivable primarily relate to revenues from the sale of our products to patients in the United States. As of September 30, 2017 and 2016, our accounts receivable were $17.4 million and $14.7 million, respectively. We had accounts receivable from three insurance companies representing approximately 28%, 17% and 6% of accounts receivable as of September 30, 2017, and we had accounts receivable from three insurance companies representing approximately 23%, 12% and 6% of accounts receivable as of September 30, 2016.

Foreign Currency Risk

Our business is conducted in U.S. dollars and international transactions have been minimal. As we begin building relationships to commercialize our products internationally, our results of operations and cash flows may become increasingly subject to changes in foreign exchange rates.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2017. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 30, 2017, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

There were no material changes in our internal control over financial reporting during the three months ended September 30, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors.

In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the factors discussed in “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2016, which could materially affect our business, financial condition or future results. Except as set forth below, there have been no material changes in our risk factors from those disclosed in that report. The following risk factors are added:

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

We may be adversely affected by natural disasters and other catastrophic events, and by man-made problems such as terrorism, that could disrupt our business operations.

Natural disasters or other catastrophic events may cause damage or disruption to our operations, including causing delays in completing sales, continuing production or performing other critical functions of our business, which could have an adverse effect on our business, operating results and financial condition. Our business operations are subject to interruption by natural disasters, fire, power shortages, pandemics, and other events beyond our control. In addition, acts of terrorism and other geo-political unrest could cause disruptions in our business or the businesses of our partners or the economy as a whole. In the event of a natural disaster, including a major earthquake, blizzard or hurricane, or a catastrophic event such as a fire, power loss, or telecommunications failure, we may be unable to continue our operations for a period of time in the affected area, which could have an adverse effect on our future operating results. For example, recent and impending hurricanes, such as Hurricane Harvey and Hurricane Irma, may disrupt orders for our products and our ability to fulfill orders for a period of time.

We may be subject to liabilities related to state income, sales and use taxes, which could adversely affect our financial condition and results of operations and could decrease demand for our products.

State income tax and sales and use tax laws, statutes, rules and regulations vary greatly by jurisdiction and are complex and subject to uncertainty. We are in the process of reviewing the various requirements related to these types of taxes, but at this time we cannot predict the outcome of that review. If it is determined that certain of these tax rules apply to us, we could be required to pay substantial tax amounts, and significant penalties and interest for past amounts that may have been due, in addition to taxes going forward. These tax assessments, penalties and interest, and future requirements, may adversely affect our financial condition and results of operations. In addition, the imposition of sales and use taxes on our products going forward would effectively increase the cost of our products to our customers and may adversely affect demand for our products.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Recent Sales of Unregistered Securities

(a)	Issuances of Preferred Stock

None.

(b)	Issuances of Common Stock

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

At September 30, 2017, the net proceeds from our initial public offering were held in a diversified portfolio of bank deposits, government money market funds, government securities (U.S. Treasury and U.S. government agency securities), and high-grade short-term corporate bonds. All investments were in compliance with our Investment Policy and are highly liquid, with liquidity and capital preservation being the primary investment objectives. There has been no material change in our planned uses of the net proceeds from those described in the Prospectus dated July 27, 2016.

Item 3. Defaults Upon Senior Securities.

Not applicable.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

The exhibits filed as part of this Quarterly Report on Form 10-Q are set forth on the Exhibit Index below.

EXHIBIT INDEX

Exhibit Number	Description of Exhibit	Incorporated by Reference				Filed Herewith
		Form	File Number	Date of Filing	Exhibit Number

3.1	Fourth Amended and Restated Certificate of Incorporation	S-1	333-209115	06/09/2016	3.1

3.2	Amended and Restated By-laws	S-1	333-209115	05/06/2016	3.2

4.1	Form of Senior Indenture	S-3	333-220132	08/23/2017	4.6

4.2	Form of Subordinated Indenture	S-3	333-220132	08/23/2017	4.7

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) / 15d-14(a) of the Securities Exchange Act of 1934, as amended					X

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) / 15d-14(a) of the Securities Exchange Act of 1934, as amended					X

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

101.1

The following condensed consolidated financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2017, formatted in XBRL: (i) Balance Sheets (unaudited), (ii) Statements of Operations (unaudited), (iii) Statements of Comprehensive Income (unaudited); (iv) Statements of Stockholders’ Equity (Deficit) (unaudited), (v) Statements of Cash Flows (unaudited), and (vi) Notes to the Condensed Consolidated Financial Statements.

						X

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Tactile Systems Technology, Inc.

Date: November 7, 2017	By:	/s/ Lynn L. Blake
Lynn L. Blake
Chief Financial Officer
(Principal financial and accounting officer)