Form 10-K
period 2017-12-31
TACTILE SYSTEMS TECHNOLOGY INC
filed 2018-02-26
CIK 1027838

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2017

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

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes   ☒   No   ☐

Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit and post such files). Yes   ☒  No   ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405) is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐		Accelerated filer	☒

Non-accelerated filer	☐	(Do not check if a smaller reporting company)	Smaller reporting company	☐

Emerging growth company	☒	

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes   ☐  No   ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant, based on $28.58, the closing price of the shares of common stock on June 30, 2017 (the last business day of the Registrant’s most recently completed second fiscal quarter) as reported by the Nasdaq Global Market on such date, was approximately $311,203,304.

The number of shares of Registrant’s Common Stock outstanding as of February 20, 2018 was 17,998,219.

Portions of the Registrant’s Definitive Proxy Statement relating to the Annual Meeting of Stockholders, scheduled to be held on May 10, 2018, are incorporated by reference into Part III of this Report.

i

SPECIAL NOTE REGARDING FORWARD-LOOKING INFORMATION

This Annual Report on Form 10-K contains forward-looking statements regarding us, our business prospects and our results of operations that are subject to certain risks and uncertainties posed by many factors and events that could cause our actual business, prospects and results of operations to differ materially from those that may be anticipated by such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those described in Part I, Item 1A. “Risk Factors” and elsewhere in this report. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this report. We expressly disclaim any intent or obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. Readers are urged to carefully review and consider the various disclosures made by us in this report and in our other reports filed with the Securities and Exchange Commission, or the SEC, that advise interested parties of the risks and factors that may affect our business.

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

Our proprietary Flexitouch system is an advanced at-home solution for lymphedema patients. Our proprietary Entre system is a simple at-home solution for patients with chronic swelling. Our proprietary Actitouch system is a home-based solution for chronic venous insufficiency patients that may be worn throughout the day. We employ a direct-to-patient and -provider model, through which we obtain patient referrals from clinicians, manage insurance claims on behalf of our patients and their clinicians, deliver our solutions to patients and train them on the proper use of our solutions in their homes. This model allows us to directly approach patients and clinicians, whereby we disintermediate the traditional durable medical equipment channel and capture both the manufacturer and distributor margins. For the year ended December 31, 2017, we generated revenues of $109.3 million and had net income of $5.9 million. Our revenues increased 29% during the year ended December 31, 2017 compared to the year ended December 31, 2016.

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

Our advanced at-home Flexitouch system mimics the clinic-based manual lymphatic drainage therapy through an easy-to-use, one-hour daily, self-applied system. The predecessor version to our Flexitouch system received 510(k) clearance from the FDA in July 2002 and our current Flexitouch system received 510(k) clearance from the FDA in October 2006. In September 2016, we received 510(k) clearance from the FDA for the Flexitouch system in treating lymphedema in the head and neck. In June 2017, we announced that we received 510(k) clearance from the FDA for the Flexitouch Plus, the third-generation version of our Flexitouch system. Our Flexitouch system generated $100.3 million, or 92%, of our revenues in 2017, and $73.4 million, or 87%, of our revenues in 2016.

Our Actitouch system provides precise, consistent and wearable compression that a patient may apply, remove and reapply at home. This system was developed to provide maximum convenience for patients by providing them with the freedom to remain active while simultaneously receiving the benefits of sustained and intermittent pneumatic compression, which we refer to as dual-compression. Our Actitouch system received 510(k) clearance from the FDA in June 2013 and we began selling the product in September 2013. We also introduced the Entre system in the United States in February 2013. The Entre system is sold to patients for whom a basic pump is suitable or who do not yet qualify for insurance reimbursement for an advanced compression device such as our Flexitouch system. Our Entre and Actitouch systems combined generated $8.9 million, or 8%, of our revenues in 2017, and $11.1 million, or 13%, of our revenues in 2016.

To support the growth of our business, we invest heavily in our commercial infrastructure, consisting of our direct sales force, reimbursement capabilities and clinical expertise. We are a national, accredited provider of home medical equipment services approved for coverage by private payers, Medicare, the Veterans Administration and certain

Medicaid programs in the United States. We market our products using a direct-to-patient and -provider model. Our direct sales force is focused on increasing clinician awareness of our solutions, and has grown from three representatives in March 2005 to a team of over 160 people as of December 31, 2017. We also utilize over 470 licensed, independent healthcare practitioners as home trainers who educate patients on the proper use of our solutions. Our experienced reimbursement operations group of over 80 people focuses on verifying case-by-case benefits, obtaining prior authorization, billing, collecting payments from payers and providing customer support services. Our payer relations group of 35 people is responsible for developing relationships with payer decision-makers to educate them on our product efficacy, developing overall payer coverage policies and reimbursement criteria, managing Medicare patient claims and contracts with payers, and serving as an advocacy liaison between patients, clinicians and payers throughout the appeals process. Our clinical team, consisting of a scientific advisory board, in-house therapists and nurses, and a medical director (part-time), serves as a resource to clinicians and patients and guides our development of clinical evidence in support of our products. We believe these investments are critical to driving patient adoption of our technologies, and together with our commercial infrastructure, represent a significant competitive advantage. Health insurance coverage for our Flexitouch system, our Entre system and our Actitouch system is in place with private payers, Medicare, the Veterans Administration and certain Medicaid programs. Based on our estimates, we have contracts as an in-network provider covering over 270 million lives in the United States. Over 90,000 patients have been treated with our Flexitouch system since its launch in 2004, and over 24,000 Flexitouch systems were shipped in 2017. More than 21,000 patients were treated with our Entre and Actitouch systems since their launch in 2013, and over 6,500 Entre and Actitouch systems were shipped in 2017. We do not currently have any international operations or sales outside the United States.

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

Overview of the Lymphedema and Chronic Venous Insufficiency Markets

Lymphedema

The lymphatic system performs a fundamental role in maintaining health through balancing fluids and regulating immunity by removing harmful bacteria, viruses and waste products. Lymphatic structures are situated throughout the body and are comprised of a series of vessels, lymph nodes and lymphoid organs that act as a drainage system by collecting protein-rich lymph fluid and sending it to the venous system. Lymph nodes are located in several areas of the body, including superficial and deep lymph nodes under each arm, at the hip, in the groin, above the collar bones in the neck, in the abdomen, tonsils and spleen, and in bone marrow.

Lymphedema refers to a type of chronic swelling, or edema, which may occur in the arms, legs, neck, trunk or other body parts and causes severe and debilitating symptoms, including decreased mobility, skin breakdown, pain, increased risk of serious infection and marked psychosocial impairment, resulting in significant negative implications for a patient's health and quality of life. The disease occurs when the lymphatic vessels are unable to adequately drain protein-rich lymph fluid from the arms, legs or other regions of the body. Any condition or procedure that damages the lymph nodes or lymphatic vessels, such as surgery or treatment for breast and other cancers, obesity, infection, scar tissue formation, trauma or chronic venous insufficiency can cause lymphedema. The disease may also be caused by congenital malformation of the lymphatic system. Lymphedema is progressive in nature, worsens over time, and has no known cure.

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

Market Opportunity

Lymphedema and chronic venous insufficiency are costly and lifelong conditions with debilitating physical and psychological impacts on patients. We estimate the addressable market opportunity for our solutions treating lymphedema and chronic venous insufficiency in the United States to be in excess of $4 billion. We estimate that more than five million people in the United States are living with lymphedema. Based on an analysis of claims data commissioned by us, we estimate that there were approximately 820,000 patients diagnosed with lymphedema during the 12 months ended December 31, 2015. Based on a similar analysis of claims data commissioned by us, we estimate that more than one million patients were diagnosed with lymphedema during the 12 months ended June 30, 2017. This represents a 22% increase in the number of patients diagnosed with lymphedema over the 18-month period from December 31, 2015 to June 30, 2017. We estimate that the addressable market opportunity for our Flexitouch system is approximately $4 billion in the United States, which is based on the number of patients diagnosed with lymphedema and our average selling price per device.

In the fourth quarter of 2016 we expanded the indications for the Flexitouch system. We received U.S. FDA clearance to market a first-of-kind system to treat patients suffering from lymphedema of the head and neck, a frequent consequence of head and neck cancer and its treatment. Patient symptoms often include significant skin changes, pain and discomfort, as well as difficulty breathing and swallowing. The American Cancer Society estimates that 400,000 people in the United States suffer from cancers of the head and neck, and more than 60,000 new patients are diagnosed each year. In a 2016 clinical publication, researchers at Vanderbilt University School of Medicine estimated that more than 75% of patients with head and neck cancer will develop lymphedema requiring treatment. Our Flexitouch Head and Neck system is the only pneumatic compression device with an indication to treat patients suffering from debilitating head and neck lymphedema.

We believe that chronic venous insufficiency afflicts approximately 8% of the U.S. population, and this percentage may rise due to the growing prevalence of obesity, as well as an aging population. Based on an analysis of claims data commissioned by us, we estimate there were over 1.5 million patients diagnosed with venous leg ulcers in the United States during the 12 months ended June 30, 2014. We estimate that our immediately addressable patient population consists of the 30% to 40% of these patients, or approximately 525,000 patients, for whom we believe device reimbursement is available because their venous leg ulcers have not resolved after six months of treatment. We estimate the addressable market opportunity for our Actitouch system is in excess of $580 million in the United States, which is based on the number of patients diagnosed with unresolved venous leg ulcers and our average selling price per device.

Current Treatment and Limitations

A traditional treatment for lymphedema is complete decongestive therapy consisting of manual lymphatic drainage, which is a specialized application of gentle pressure to the skin applied by a therapist that encourages drainage of lymph fluid, as well as decongestive exercises, skin care and compression with multilayered bandages, compression garments or pumps. Typically, this therapy begins with clinic visits three to five times per week for four to eight weeks, which is costly, inconvenient for the patient, and time consuming. At that point, clinical improvement plateaus or reimbursement for the therapy ends and patients transition to self-administered home-based care. Manual lymphatic drainage is difficult for patients to self-administer due to limited range of motion and treatment techniques that are difficult to replicate, and basic pump-based compression is uncomfortable and has not demonstrated the benefits of our advanced pneumatic pump. To address these limitations, our at-home Flexitouch system mimics the clinic-based manual lymphatic drainage therapy through an advanced, easy-to-use, self-applied system. Peer-reviewed, published studies have shown that our Flexitouch system provides improved quality of life and clinical outcomes and delivers significant cost savings to payers and patients.

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

•

Introduce new features and products to grow our technology platform.    We intend to pursue new features for our products, and introduce new solutions to expand the number of patients using our products and allow us to enter new clinical adjacencies. We pursue internal research, design and development, and work with external collaborators to expand our product offerings. For example, we are developing new garment offerings and controller improvements for our third-generation Flexitouch system, the Flexitouch Plus, that we intend to launch in the first half of 2018. In addition, we evaluate opportunities to license or acquire additional technologies and products to expand our total addressable market opportunity.

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

Our Products

We market our Flexitouch, Entre and Actitouch systems as at-home therapies for the treatment of lymphedema and chronic venous insufficiency. These products have received 510(k) clearance from the FDA to be marketed in the United States. We believe our products have unique features and benefits that address the shortcomings of traditional treatments, are more cost-effective and enable more consistent and effective therapy, leading to improved patient quality of life.

Flexitouch System

We introduced a predecessor to our Flexitouch system in the United States in 2003 and our Flexitouch system in 2006. Our Flexitouch system is a fully automated, programmable, advanced pneumatic compression device designed for treatment of lymphedema in the home setting. Our Flexitouch system has received 510(k) clearance for the treatment of lymphedema, certain types of edema, venous insufficiencies and certain types of leg ulcers. In September 2016, we received 510(k) clearance from the FDA for the Flexitouch system for treating lymphedema of the head and neck. In June 2017, we announced that we received 510(k) clearance from the FDA for the Flexitouch Plus, the third-generation version of our Flexitouch system. The mechanism of action of our patented Flexitouch system is designed to stimulate the lymphatic system similar to manual lymphatic drainage therapy, the current standard of care in patient treatment. By automating this technique, we believe our system offers an effective, cost-efficient, convenient and accessible at-home treatment for patients.

Our Flexitouch system consists of an electronic controller unit that offers 17 treatment settings and multiple contoured garment configurations for the trunk, chest, head, neck and the arm or leg. Our Flexitouch is the only pneumatic compression system offering the flexibility for treating upper and lower extremities, the trunk and chest, and the head and neck. The electronic controller is a pneumatic compressor with four connector outlets. Each connector has eight outflow ports into which the garment hoses are connected. Our unique garments contain up to 32 air chambers, are made of a soft, pliable fabric and are designed with hook-and-loop fasteners to fit snugly around affected areas for maximum comfort and optimum pressure delivery. The garments come in a variety of sizes that can be easily adjusted to patients of all sizes. When our system is activated, air passes through the hoses, delivering sequential inflation and deflation to the garments and applying gentle pressure to the skin. The inflation sequence is designed to stimulate the lymphatic system, moving lymph fluid from the impaired areas towards healthy regions of the body to be processed.

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

Entre System

We introduced our Entre system in the United States in February 2013 to offer a lightweight, portable pneumatic compression solution for patients who need a basic pump or who do not yet qualify for insurance coverage of an advanced compression device such as our Flexitouch system. Our Entre system is a basic pneumatic compression device used for the at-home treatment of venous disorders including lymphedema and chronic venous insufficiency, including venous leg ulcers. Our Entre system is a pump with garments covering the arm or leg with eight chambers that inflate in sequence and remain inflated for a preset time period. All chambers deflate at once. Our Entre system moves fluid from fingers or toes toward areas closer to the trunk. The system can be programmed to a variety of pressures delivering a prescribed treatment customized to meet the patient's needs.

Clinical Results and Studies

Overview

A key part of our success is our ability to demonstrate the effectiveness of our products by funding studies that generate clinical and economic outcome data supporting our products. We have developed a significant body of clinical data supporting the safety and effectiveness of our products. We intend to continue to invest in additional studies to support peer-reviewed, published articles that evidence the clinical and economic benefits of our solutions as compared to traditional treatments. To date, 18 studies regarding the safety and efficacy of our products have been completed, in which over 1,700 subjects have been included.

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

Our direct-to-patient and -provider model is comprised of a direct sales force, contract at-home trainers, reimbursement capabilities and medical expertise to expand awareness, garner referrals and obtain payment for our products. As of December 31, 2017, we employed over 160 full-time sales representatives, including 12 sales managers, who provide coverage throughout the United States. The below chart describes our U.S. direct-to-patient and -provider model.

Our marketing team leads our efforts in brand development, tradeshow attendance, educational forums, product messaging, website development, social media and advertising.

Reimbursement, Payer Relations and Customer Support Process

Private insurance payers represented approximately 74% of our revenues in each of 2017 and 2016, while Veterans Administration hospitals represented 18% and 15% of our revenues in 2017 and 2016, respectively, and Medicare represented approximately 8% and 12% of our revenues in 2017 and 2016, respectively. When we sell our solutions directly to patients, we bill third-party payers, such as private insurance or Medicare, on behalf of our patients and bill the patient for their copayment obligations and deductibles. Any regulatory or legislative developments that eliminate or reduce reimbursement rates for our products could harm our ability to sell our products or cause increasing downward pressure on the prices of our products, either of which would negatively affect our ability to generate the revenues necessary to support our business. For example, changes to the level of Medicare coverage for our products could reduce the number of Medicare patients who have access to our products. Changes to, or repeal of, the Patient Protection and Affordable Care Act could also potentially impact the number of patients who have access to our products.

As a nationwide provider, we have developed a broad expertise in obtaining billing codes, developing coverage policies, overcoming payer barriers, and obtaining authorization and payment from payers across all regions of the United States. Our model utilizes our strategic and operational reimbursement proficiency to meet the varying requirements of hundreds of payers across the country.

To achieve ongoing success in both the strategic and operational reimbursement arenas, we have two teams with specialized focus on these respective competencies. Our payer relations group is comprised of over 30 employees and is responsible for developing relationships with payer decision-makers. Specifically, this group educates payers on our product efficacy, analyzes payer data to refine processes and identify trends, develops overall payer coverage policies and reimbursement criteria, and manages our Medicare strategy, reimbursement codes, and contracts with payers. Our payer relations team is also the advocacy liaison between patients, clinicians and payers through the appeals process. Our reimbursement operations group is comprised of over 80 employees and is responsible for verifying case-by-case insurance benefits, obtaining prior authorization, billing and collecting payments from payers, analyzing payer data to help understand trends, developing processes and patient programs and providing customer support services.

We have strong and established payer relationships, including most of the largest private payers in the United States. Based on our estimates, we are contracted or enrolled as an in-network provider with payers covering over 270 million lives. These contracts allow us to be an in-network provider for patients, enabling them to access our systems at a competitive rate and copay comparable to other suppliers and easing our administrative burden in processing authorizations and claims. We have enjoyed a consistent commercial payer approval rate of greater than 80% for the last nine years, and a greater than 90% Medicare claims submitted approval rate (post-arbitration and based on the number of claims, not dollar amount of claims, submitted across all our products) since we began doing business with Medicare in 2007. We have an in-depth understanding of specific payer coverage criteria, and our submission materials are tailored to address individual payer's distinct requirements. Our dedicated customer service team is available to answer patient questions regarding reimbursement, account status, device operation and troubleshooting during normal business hours. We receive no additional reimbursement for patient support, but provide high-quality customer service and continuity of care to enhance patient comfort, satisfaction, compliance and safety with our products.

Our Flexitouch system is reimbursed under HCPCS code E0652, and our Actitouch system and Entre system are reimbursed under HCPCS code E0651. Garments that cover various parts of the body are used with these systems and billed using HCPCS codes E0667, E0668 and E0669. As of December 31, 2017, over 1,100 payers have paid for our products.

Research and Clinical Operations

We are committed to ongoing research and development as part of our efforts to be at the forefront of patient preference in the area of chronic disease, especially lymphedema and chronic venous insufficiency. As of December 31, 2017, our research and development and clinical operations staff included more than 12 engineers, scientists, clinical monitors and project managers with expertise in trial management, pneumatics, electronics, garment design, embedded software, mechanical design, sensors and manufacturing technologies. Our research and development expenses, including spending on our clinical evidence development efforts, totaled $5.1 million and $4.5 million for the years ended December 31, 2017 and 2016, respectively. Our current research and development efforts are focused primarily on increasing efficacy, improving design for ease-of-use, enhancing clinical functionality and reducing production costs of our solutions. Our clinical development efforts are focused on further differentiating our products from our competitors. We coordinate our development efforts with our intellectual property strategies in order to enhance our ability to obtain patent and other intellectual property protection.

Manufacturing and Quality Assurance

Our manufacturing and quality assurance model combines our internal manufacturing resources and expertise, including assembly, quality assurance, material procurement and inventory control, with approved third-party manufacturers and suppliers of system components. Our internal manufacturing activities, located in Minneapolis, Minnesota, include quality inspection, assembly, packaging, warehousing and shipping of our products. We outsource the manufacture of components, which are produced to our specifications and shipped to our facilities for inspection and final assembly. We use third-party manufacturers and suppliers worldwide to source our components, maintaining dual-source vendors of critical components whenever possible, and leveraging competitive bids among third-party manufacturers and suppliers to control costs. We have elected to source certain key components from single sources of supply, including our Actitouch controller. While we believe alternate sources exist for the Actitouch controller, we have not yet qualified an alternate supplier. Quality control, risk management, efficiency and the ability to respond quickly to changing requirements are the primary goals of our manufacturing operations. We believe our manufacturing model permits us to operate with low capital expenditure requirements. We carefully manage our supply chain in an effort to take costs out of the manufacturing process.

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

We have implemented a quality management system designed to comply with FDA regulations and International Standards Organization, or ISO, standards governing medical device products. In the United States, we and certain of our manufacturers are required to manufacture our products in compliance with the FDA's Quality System Regulation, which covers the methods and documentation of the design, testing, control, manufacturing, labeling, quality assurance, packaging, storage, and shipping for our products. We maintain a quality management system to control compliance with such requirements and have procedures in place designed to ensure that all products and materials purchased by us conform to our requirements and FDA regulations. As of December 31, 2017, we had over 30 employees in operations, manufacturing and quality assurance. Our quality management system has been certified to ISO in 2012, 2014 and 2017, including ISO 13485:2003. Many of our manufacturers' quality management systems also have been certified to ISO.

Order Fulfillment and Patient Training

Once we have a complete order and prior authorization from the payer, we package and ship a system, configured to their physician's prescription, directly to the patient. Our primary logistics partner is United Parcel Service, which we use for delivery and pick up of our devices. After delivery, we coordinate a visit from one of our over 470 licensed, independent contract trainers that go to our patients' homes to provide individualized training to our patients, when requested. These trainers are healthcare professionals, licensed in their state of residence, who we have identified through our sales and marketing interest and instructed on proper use of our products. Training visits are coordinated from our offices in Minneapolis and training sessions assigned by our staff. Upon completion of training, the independent contractor submits an invoice to us for payment for the patient's training and their travel.

Competition

The pneumatic compression pump market is a competitive industry, and we compete with a number of manufacturers and distributors of pneumatic compression pumps. Our most significant competitors are Bio Compression Systems, Inc. and Lympha Press USA. Other competitors are Wright Therapy Products (which was acquired by BSN Medical GmbH in 2015), Devon Medical Products, Inc. and NormaTec Industries. If we expand internationally, we expect that Arjo AB would become a competitor, in addition to other potential international competitors.

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

510(k) Clearance Pathway.    When a 510(k) clearance is required, we must submit a premarket notification to the FDA demonstrating that our proposed device is "substantially equivalent" to a previously cleared and legally marketed 510(k) device or a device that was in commercial distribution before May 28, 1976 for which the FDA has not yet called for the submission of a premarket approval application, which is commonly known as the "predicate device." A device is substantially equivalent if, with respect to the predicate device, it has the same intended use and has either (i) the same technological characteristics or (ii) different technological characteristics and the information submitted demonstrates that the device is as safe and effective as a legally marked device and does not raise different questions of safety or effectiveness. By law, the FDA is required to clear or deny a 510(k) premarket notification within 90 days of submission of the application. As a practical matter, clearance often takes significantly longer. The FDA may require further information, including clinical data, to make a determination regarding substantial equivalence. If the FDA determines that the device, or its intended use, is not substantially equivalent to a previously-cleared device or use, the FDA will issue a not substantially equivalent decision. This means the device cannot be cleared through the 510(k) process and will require marketing authorization through the premarket approval pathway. We obtained 510(k) clearance for our Flexitouch system in October 2006 and for a discontinued predecessor system in July 2002. In September 2016, we received 510(k) clearance from the FDA for the Flexitouch system for treating lymphedema of the head and neck. In June 2017, we announced that we received 510(k) clearance from the FDA for the Flexitouch Plus, the third-generation version of our Flexitouch system. We obtained 510(k) clearance for our Actitouch system in June 2013 and our Entre system in May 2015.

Premarket Approval Pathway.    A premarket approval application must be submitted to the FDA if the device cannot be cleared through the 510(k) process. The premarket approval application process is much more demanding than the 510(k) premarket notification process and requires the payment of significant user fees. A premarket approval application must be supported by valid scientific evidence, which typically requires extensive data, including but not limited to technical, pre-clinical, clinical trials, manufacturing and labeling to demonstrate to the FDA's satisfaction reasonable evidence of safety and effectiveness of the device.

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

•	insufficient data from the pre-clinical studies and clinical trials; or
•	the manufacturing processes, methods, controls or facilities used for the manufacture, processing, packing or installation of the device do not meet applicable requirements.

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

We are also subject to announced and unannounced inspections by the FDA, and these inspections may include the manufacturing facilities of our subcontractors. We were audited three times since January 2010 by the FDA and found to be in compliance with the Quality System Regulation. We cannot assure you that we can maintain a comparable level of regulatory compliance in the future at our facility.

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

Centers for Medicare and Medicaid Services

Centers for Medicare and Medicaid Services, or CMS, requires providers of product or services to attain and maintain accreditation in order to participate in federally funded healthcare programs. To attain and maintain accreditation, companies are required to institute policies and procedures that, among other things, formalize the interaction of the company with patients. Accrediting bodies that are approved by CMS will perform audits of these policies and procedures every three years. Should a company fall out of compliance with the requirements of the Accrediting body, expulsion from the Medicare program could follow. In May 2008, we became a Durable, Medical Equipment, Prosthetics, Orthotics, and Supplies accredited Medicare supplier by the Accreditation Commission for Health Care for our solutions. Our Medicare accreditation must be renewed every three years through passage of an on-site inspection. We last renewed our accreditation with Medicare in May 2017. Maintaining our accreditation and Medicare enrollment requires that we comply with numerous business and customer support standards. If we are found to be out of compliance with accreditation standards, our enrollment status in the Medicare program could be jeopardized, up to and including termination.

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

The Civil Monetary Penalties Law provides, in part, that the federal government may seek civil monetary penalties against any person that, like under the Federal False Claims Act, presents or causes to be presented claims to a Federal health care program that the person knows or should know is for an item or services that was not provided as claimed or is false or fraudulent or that has made a false statement or used a false record to get a claim paid. The federal government may also seek civil monetary penalties for a wide variety of other conduct, including offering remuneration to influence a Medicare or Medicaid beneficiary's selection of providers and violations of the Federal Anti-Kickback Statute.

Although we believe that we are in compliance with the Federal False Claims Act as well as the Civil Monetary Penalties laws, if we are found in violation of the same, penalties include fines ranging from $10,957 to $21,916 for each false claim violation of the Federal False Claims Act and varying amounts based on the type of violation of the Civil Monetary Penalties Law), plus up to three times the amount of damages that the federal government sustained because of the act of that person. In addition, the federal government may also seek exclusion from participation in all federal health care programs.

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

State and federal transparency/reporting requirements.    As part of the Patient Protection and Affordable Care Act, the Federal government has created a transparency program known as Open Payments (the Physician Payments Sunshine Act) which requires manufacturers of drugs, devices, biologicals and medical supplies to report annually to the CMS, an agency within the U.S. Department of Health and Human Services, or HHS, information related to payments and other transfers of value provided to physicians and teaching hospitals and certain ownership and investment interests held by physicians and their immediate family members. Failure to submit timely, accurate and complete information may result in civil monetary penalties of up to an aggregate of $150,000 per year and up to an aggregate of $1.0 million per year for "knowing failures to report." Certain states require implementation of commercial compliance programs and compliance with the device industry's voluntary compliance guidelines and the relevant compliance guidance promulgated by the federal government, impose restrictions on marketing practices, and/or prohibition and tracking and reporting of gifts, compensation and other remuneration or items of value provided to physicians and other healthcare professionals and entities.

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

The 2013 final HITECH omnibus rule, or the HITECH Final Rule, modifies the breach reporting standard in a manner that makes more data security incidents qualify as reportable breaches. Any liability from a failure to comply with the requirements of HIPAA or the HITECH Act could adversely affect our financial condition. The costs of complying with privacy and security related legal and regulatory requirements are burdensome and could have a material adverse effect on our results of operations. The HITECH Final Rule will be subject to interpretation by various courts and other governmental authorities, thus creating potentially complex compliance issues for us, as well as referring providers.

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

The European Union is the primary regulator in Europe, which has adopted numerous directives and has promulgated voluntary standards regulating the design, manufacture, clinical trials, labeling and adverse event reporting for medical devices. Medical devices that comply with the requirements of applicable directives will be entitled to bear the CE conformity marking, indicating that the device conforms with the essential requirements of the applicable directives and, accordingly, can be commercially distributed throughout the member states of the European Union, and other countries that comply with or mirror these directives. The method of assessing conformity varies depending on the type and class of the product, but typically involves a combination of self-assessment by the manufacturer and a third-party assessment by a notified body, an independent and neutral institution appointed by a country to conduct the conformity assessment. This third-party assessment may consist of an audit of the manufacturer's quality system, technical or design file and specific testing of the manufacturer's device. Such an assessment may be required in order for a manufacturer to commercially distribute the product throughout these countries. Compliance establishes the presumption of conformity with the essential requirements for a CE Marking. We have the authorization to affix the CE Mark to our Flexitouch system and our Entre system and to commercialize these devices in the European Union. The notified body who inspected us issued our ISO 13485 certification in October 2014 and our EC-Certificate in December 2014.

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

In March 2010, the Patient Protection and Affordable Care Act, was enacted into law in the United States. This healthcare reform, which included a number of provisions aimed at improving the quality and decreasing the cost of healthcare, has resulted in significant reimbursement cuts in Medicare payments to hospitals and other healthcare providers and in the healthcare reimbursement system, evolving toward value- and outcomes-based reimbursement methodologies. It is uncertain what long-term consequences these provisions will have on patient access to new technologies and what impacts these provisions will have on Medicare reimbursement rates. Other elements of the Patient Protection and Affordable Care Act, including comparative effectiveness research, an independent payment advisory board, and payment systems reform, including shared savings pilots and other reforms, may result in fundamental changes to federal healthcare reimbursement programs. Changes to the Patient Protection and Affordable Care Act could impact the number of patients who have access to our products. Existing and additional legislative or administrative reforms, or any repeal of provisions, of the U.S. healthcare reimbursement systems may significantly reduce reimbursement or otherwise impact coverage for our medical devices, or adverse decisions relating to our products by administrators of such systems in coverage or reimbursement issues could have an adverse impact on our financial condition and results of operations.

Third-Party Reimbursement

In the United States and elsewhere, sales of medical devices depend in significant part on the availability of coverage and reimbursement to providers and patients from third party payers. Third party payers include private insurance plans and governmental programs. As with other medical devices, reimbursement for our products can differ significantly from payer to payer, and our products are not universally covered by third party commercial payers. Further, third party payers continually review existing technologies for continued coverage and can, with limited notice, deny or reverse coverage for existing products.

Two principal governmental third party payers in the United States are Medicare and Medicaid. Medicare is a federal program that provides certain medical insurance benefits to persons age 65 and over, certain disabled persons and others. In contrast, Medicaid is a medical assistance program jointly funded by federal and state governments to serve certain individuals and families with low incomes and who meet other eligibility requirements. Each state administers its own Medicaid program which determines the benefits made available to the Medicaid recipients in that state. The Medicare and Medicaid statutory framework is subject to administrative rulings, interpretations and discretion that affect the amount and timing of reimbursement made under Medicare and Medicaid.

CMS, which is the agency within the Department of Health and Human Services that administers both Medicare and Medicaid, has the authority to decline to cover particular products or services if it determines that they are not "reasonable and necessary" for the treatment of Medicare beneficiaries. A coverage determination for a product, which establishes the indications that will be covered, and any restrictions or limitations, can be developed at the national level by CMS through a National Coverage Determination, or NCD, or at the local level through a Local Coverage Determination, or LCD, by a regional Medicare administrative contractor, which is a private contractor that processes and pays claims on behalf of CMS for the geographic area where the services were rendered. Obtaining a coverage determination, whether an NCD or LCD, is a time-consuming, expensive and highly uncertain endeavor, especially for a new device. Under a NCD that has been effective since January 14, 2002, pneumatic compression devices, or PCDs, including our products, are covered for the treatment of lymphedema or for the treatment of chronic venous insufficiency with venous stasis ulcers.

In December 2015, the four Medicare Administrative Contractors responsible for processing Medicare claims for durable medical equipment released an LCD that added some restrictive criteria that impacts Medicare coverage of our Flexitouch system and our Entre system for certain patients.

In the months following the LCD release, we worked with physicians, advocacy groups, patients and legislators regarding the potentially negative consequences to patients that the LCD could cause. Many stakeholders met with CMS leadership to discuss these concerns and share clinical data on lymphedema treatment and PCDs, and CMS was receptive to the information shared. While the LCD remains in place, to date we have not experienced any significant negative impact on our Medicare fee-for-service business as a result. We continue to educate prescribers to help them understand how the LCD criteria affect their patients, and we maintain open communication with physician stakeholders and with Medicare contractors to provide data as it becomes available that could potentially influence coverage decisions. We also continue to closely monitor our Medicare business to identify trends that could have a negative impact on certain Medicare patients' access to our products, which in turn could have an adverse effect on our business and results of operations.

Private payers that reimburse for our products do so in a variety of ways, depending on the insurance plan's policies, employer and benefit manager input, and contracts with their provider network. Moreover, Medicaid programs and private insurance plans are frequently influenced by Medicare coverage determinations. Since the release of the LCD referenced above, we noted that certain Medicare Advantage plans (commercial insurers that are administering Medicare benefits to certain beneficiaries) and a few other private insurers changed their policies to reflect the LCD criteria, which resulted in some patients being denied coverage due to lack of explicit documentation. In 2017, the LCD impacts moderated, with few additional payers adopting strict interpretation of Medicare’s most restrictive criteria. For those payers that have more closely followed the LCD criteria, we have focused on clear communications with insurers to ensure mutual understanding of criteria interpretation, which differs significantly among the plans from very restrictive to quite lenient, and have educated prescribers accordingly. While this approach has had positive impact, we do not know if or when additional payers may adopt the LCD criteria nor do we know how they will choose to interpret it.

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

On September 14, 2012, we completed an acquisition of certain assets, including inventory, equipment and tooling and patents for the Actitouch system and a technology known as SMM from ConvaTec, Inc. and ConvaTec Technologies, Inc., or the Sellers. In addition to $5.0 million of earlier payments, we were required to pay quarterly royalty payments to the Sellers through September 1, 2017 equal to 9% of sales for the Actitouch system and 7% of sales of SMM. For each quarterly calculation period beginning thereafter and ending on September 1, 2023, we are required to make quarterly payments to the Sellers equal to at least 6% of the sales of the Actitouch system and 5% of the sales of SMM. If Actitouch system and SMM sales in any calendar year beginning in 2018 exceed $40.0 million, the sales percentage amount relating to Actitouch system sales that we must pay shall equal 6% of the sales of the Actitouch system up to $40.0 million and 7% on the sales of the Actitouch system over $40.0 million.

Patents

Our patent portfolio consists of three sets of patents, including patents relating to our Flexitouch system, our Actitouch system and other compression-related technologies, each of which is described in further detail below. As of December 31, 2017, we owned more than 80 issued patents globally, of which 17 were issued U.S. patents. As of December 31, 2017, we owned 57 patent applications pending globally, of which 23 were patent applications pending in the United States. Our U.S. issued patents have varying patent terms, expiring between 2018 and through at least 2029, subject to payment of required maintenance fees, annuities and other charges. The four U.S. patents for our Flexitouch system expired in 2017.

Flexitouch System Patent Family.

Since 2014, many patent applications, including utility and design patent applications, have been filed in the U.S. and internationally, directed to various aspects, designs, and functionality of the Flexitouch system. For example:

•

In 2015, a patent application was filed internationally directed to compression garments using various configurations and types of tightening apparatus. A U.S. patent application claiming priority to the international application was filed in 2016 (U.S. Pub. No. 2017/0128306-A1).

•

In 2016, multiple patent applications were filed in the U.S. and internationally directed to head and neck compression therapy (U.S. Pub. No. 2017/0095393-A1), head and neck compression garments (U.S. Pub. No. 2017/0095395-A1), and static and dynamic compression therapy (U.S. Pub. No. 2017/0095394-A1).

•

In 2017, multiple patent applications were filed in the U.S. and internationally directed to chest and arm compression garments (U.S. Pub. No. 2017/0258672-A1), therapy using head and torso compression garments and torso compression garments (U.S. Pub. No. 2017/0209332-A1), compression therapy fill processes, compression therapy graphical user interfaces, and trunk and leg compression garments and therapy.

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

•

On November 5, 2013, a "Compression Device for the Foot" patent directed to a Y-shaped foot wrap was issued (U.S. Pat. No. 8,574,180). Similar patents have been issued in Japan, Canada, China, the United Kingdom, Germany, France, Ireland, Sweden and Taiwan. A continuation application directed to the subject matter of this patent family issued in the United States as U.S. Patent No. 9,463,135. Another continuation application (U.S. Pub. No. 2017/0020770-A1) directed to the subject matter of this patent family is pending in the United States.

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

•

On January 10, 2017, a “Compression Device for the Limb” patent directed to a compression device including silent mode was issued (U.S. Pat. No. 9,539,166). Similar patents have been issued in France, Germany, Ireland, Sweden, and the United Kingdom. Another U.S. patent directed to the subject matter of this patent family has issued (U.S. Pat. No. 9,044,372), and a U.S. continuation application (U.S. Pub. No. 2017/0112709-A1) also directed to the subject matter of this patent family is pending.

Trademarks

We have registered the trademarks Flexitouch, the Flexitouch logo design, and Actitouch with the United States Patent and Trademark Office on the Principal Register. We rely in the United States on common law rights to the Entre, Tactile Medical and Tactile Medical design trademarks and have applied to register the Tactile Medical trademark in the United States, Australia, China, the European Union, and Japan.

Seasonality

Our business is affected by seasonality. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Seasonality.”

Employees

As of December 31, 2017, we had 406 employees, including 215 in sales and marketing; 119 in reimbursement and payer relations; 39 in manufacturing, quality assurance, and research and development; 23 in general administration, finance, information technology and human resources; and 10 in clinical research and operations. None of our employees are represented by a collective bargaining agreement. We believe that our employee relations are positive, as evidenced by our being selected as a Top Workplace in Minnesota by our employees for the last eight years.

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

Our Flexitouch system accounted for 92% and 87% of our revenues for the years ended December 31, 2017 and 2016, respectively. We expect that sales of this product will continue to account for the substantial majority of our revenues going forward. Therefore, our ability to execute our growth strategy will depend not only upon increasing awareness of lymphedema, but also on the adoption of our Flexitouch system to treat this condition. Many physicians and clinicians may have experience with, and/or invested substantial resources in, developing expertise in traditional or alternative treatments for lymphedema, which may make them less willing to adopt our Flexitouch system. If our Flexitouch system fails to achieve wide market acceptance for any reason, our business, financial condition and results of operations could be adversely affected.

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

Any decline in the amount payers are willing to pay for our products could create pricing pressure for us. If we are forced to lower the price we charge for our products, our gross margins will decrease, which will adversely affect our business, financial condition and results of operations. Also, insurance benefit levels vary substantially by health plan, meaning that some patients have high annual out-of-pocket medical costs, which may make it difficult for those patients to afford our products.

Third-party payers, whether foreign or domestic, or governmental or commercial, are developing increasingly sophisticated methods of controlling healthcare costs. In the United States, no uniform policy of coverage and reimbursement for our products exists among third-party payers. Therefore, reimbursement for our products can differ significantly from payer to payer and our products are not universally covered by third-party commercial payers. In addition, payers, including Medicare, continually review existing technologies for continued coverage and can, without notice, deny or reverse coverage for existing products. We believe a reduction or elimination of coverage or reimbursement of our products by Medicare would likely cause many commercial third-party payers to implement similar reductions in their coverage or reimbursement of our products. If we are unable to expand coverage of our products by additional commercial payers, or if third-party payers that currently cover or reimburse for our products reverse or limit their coverage in the future, our business and results of operations could be adversely affected.

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

The U.S. patent protection for our Flexitouch system expired in 2017, and thus may subject us to increased competition and reduce or eliminate our opportunity to generate product revenues.

The four U.S. patents for our Flexitouch system expired in 2017. Given the expiration of these patents, third parties may be permitted to incorporate aspects of our Flexitouch system into their products or create substantially similar or generic versions of our Flexitouch system. This could subject us to increased competition from products attempting to replicate our technology. Moreover, these competitors could sell their competing products for a substantially lower price, which could substantially limit our opportunity to increase or maintain revenues from our Flexitouch system and, in fact, our revenues could be substantially reduced, causing a material adverse effect on our business.

If we are unable to expand, manage and maintain our direct sales and marketing organizations, we may not be able to generate anticipated revenues.

Our operating results are directly dependent upon the sales and marketing efforts of our employees. If our direct sales force fails to adequately promote, market and sell our products, our sales may suffer. Our direct sales force has grown from three representatives in March 2005 to a team of over 160 people as of December 31, 2017.

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

The medical device industry is highly competitive. Our success depends, in part, upon our ability to maintain a competitive position in the development of technologies and solutions for the at-home treatment of lymphedema and chronic venous insufficiency or for market adjacencies. Any product we develop will have to compete for market acceptance and market share. We face significant competition in the United States, and we expect the intensity of competition will increase over time. Our primary competitors are Bio Compression Systems, Inc. and Lympha Press USA. Other competitors include Wright Therapy Products (which was acquired by BSN Medical GmbH in 2015), Devon Medical Products and NormaTec Industries. If we expand internationally, we expect that Arjo AB would become a competitor, in addition to other potential international competitors. Many of the companies developing or marketing competing products enjoy several competitive advantages, including:

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

Our limited operating history and commercial experience make it difficult for us to predict future performance. A number of factors over which we have limited control, such as seasonal variations in revenues, may contribute to fluctuations in our financial results. In the first quarter, our results of operations have been negatively impacted by resetting of annual patient healthcare insurance plan deductibles, which may cause patients to delay purchases of elective products. In the third and fourth quarters, our revenues have been higher because patients often spend the remaining balances in their flexible-spending accounts or because of lower out-of-pocket costs to patients who have met their annual deductibles under their health insurance plans. To the extent that the prevalence of high deductible insurance plans and higher copay and coinsurance plans continue to grow in the private payer market, the seasonal variations in our revenues could become even more pronounced.

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

We rely on third-party manufacturers and suppliers to supply all components and materials used in our Flexitouch, Entre and Actitouch systems. We rely on a single-source supplier for the controller in our Actitouch system. Our ability to supply our products commercially depends, in part, on our ability to obtain components and materials in accordance with our specifications and with regulatory requirements and in sufficient quantities to meet demand for our products. Our ability to obtain components and materials may be affected by matters outside our control, including that our suppliers may cancel our arrangements on short notice, we may be relatively less important as a customer to certain suppliers and our suppliers may have disruptions to their operations.

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

At December 31, 2017, we had approximately $4.4 million of accounts receivable for sales of our Flexitouch system to patients covered by Medicare. A portion of the related claims to Medicare are initially denied and enter the appeals process, where many are ultimately reviewed by an Administrative Law Judge. The appeal process can be lengthy, lasting more than a year in most cases. At December 31, 2017, we classified $2.7 million of our Medicare accounts receivable related to Flexitouch system sales as long-term assets on our balance sheet due to the estimated amount of receivables that will be paid more than one year from December 31, 2017, as a result of delays with the Administrative Law Judge appeal process. A significant increase in Medicare denial of submitted claims or an increase in the proportion of Medicare denials that are upheld by an Administrative Law Judge could adversely affect our results of operations or cause us to reduce the carrying value of our Medicare accounts receivable related to Flexitouch system sales.

As an alternative to individual appeals, Medicare may seek to settle a number of outstanding appeals at one time through a settlement conference. On September 3, 2015, we entered into a settlement agreement with the Centers for Medicare and Medicaid Services, or CMS, for 247 claims, representing approximately $1.5 million of original claims based on the Medicare allowable rates, in which we had submitted a request for an Administrative Law Judge hearing in 2013. The settlement entitled us to receive a payment of approximately $0.9 million. We received this full amount during the fourth quarter of 2015. The settlement resulted in a reduction in the fourth quarter of 2015 of $0.8 million in our accounts receivable for shipment of products to patients covered by Medicare. The settlement was facilitated by the Office of Medicare Hearings and Appeals to address a backlog of overdue claims awaiting Administrative Law Judge adjudication. We cannot predict whether we will be able to conclude future settlements with Medicare or achieve settlements on similar terms. Any future settlement of claims for amounts less than the corresponding amounts receivable would result in a write off.

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

Changes to the level of Medicare coverage or coverage criteria for our products could have an adverse effect on our business and results of operations.

Determinations of which products or services will be reimbursed under Medicare can be developed at the national level through a National Coverage Determination, or  NCD, by CMS, or at the local level through a Local Coverage Determination, or  LCD, by the four regional Medicare Administrative Contractors, which are private contractors that process and pay claims on behalf of CMS for different regions. These NCDs and LCDs may be subject to review and revision from time to time, which revisions may not be favorable for coverage of our products. For example, an LCD released in December 2015 added restrictive criteria that impacts Medicare coverage of our Flexitouch system and our Entre system for certain patients. Additional LCDs or changes in LCDs for our products, could have adverse effects on our business. Further, we believe that a reduction in coverage by Medicare would likely cause some commercial third-party payers to implement similar reductions in their coverage or reimbursement of our products. Given the evolving nature of the healthcare industry and on-going healthcare cost reforms, we are and will continue to be subject to changes in the level of Medicare coverage for our products, and unfavorable coverage determinations at the national or local level could adversely affect our business and results of operations.

The size of the market for our products is an estimate, and may be smaller than we believe.

Our estimate of the total addressable market for our products is based on a number of internal and third-party estimates. In addition, our internal estimates are based in large part on current trends in diagnosing lymphedema and chronic venous insufficiency. While we believe these factors have historically provided and may continue to provide us with effective tools in estimating the total market for lymphedema, chronic venous insufficiency and our products, these estimates may not be correct and the conditions supporting our estimates may change at any time, thereby reducing the predictive accuracy of these underlying factors. As a result, our estimates of the total addressable market for our products may prove to be incorrect. If the actual number of patients who would benefit from our products and the total addressable market for our products is smaller than we have estimated, our future growth could be adversely impacted.

We may be unable to manage our growth effectively.

Our past growth has provided, and our future growth may create, challenges to our organization. For instance, from March 2005 to December 31, 2017, the number of our employees increased from 10 to 406. We intend to continue to grow and may experience periods of rapid growth and expansion. Future growth will impose significant added responsibilities on management, including the need to identify, recruit, train, integrate, retain and motivate additional employees. In addition, rapid and significant growth will place a strain on our administrative personnel, information technology systems and other operational infrastructure. Any failure by us to manage our growth effectively could have an adverse effect on our ability to achieve our development and commercialization goals.

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

Our future success also depends on our ability to continue to attract and retain additional executive officers and other key employees. We invest significant time and expense in training our employees, which increases their value to competitors who may seek to recruit them. Many of our competitors have greater resources than we have that allows them to offer more competitive remuneration, which could adversely impact our ability to attract and retain experienced executives and other key employees. We carry a "key person" insurance policy on only our Chief Executive Officer. The replacement of any of our key personnel likely would involve significant time and costs and may significantly delay or prevent the achievement of our business objectives and would harm our business. Our productivity may be adversely affected if we do not integrate and train our new employees quickly and effectively

Many of our employees have become or will soon become vested in a substantial amount of our common stock or a number of common stock options. Our employees may be more likely to leave us if the shares they own have significantly appreciated in value relative to the original purchase prices of the shares, or if the exercise prices of the options that they hold are significantly below the market price of our common stock.

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

Our Flexitouch system is reimbursed under Healthcare Common Procedure Coding System (HCPCS) code E0652, and our Entre and Actitouch systems are reimbursed under HCPCS code E0651. Garments that cover various parts of the body are used with these systems and billed using HCPCS codes E0667, E0668 and E0669. HCPCS is a standardized system used by all U.S. insurance payers to provide descriptions of healthcare equipment, supplies and services. HCPCS codes are used by payers to identify what services are being billed and to assign payment rates to those specific services. HCPCS codes for durable medical equipment are assigned and managed by CMS and a Medicare contractor responsible for Pricing, Data Analysis and Coding, or PDAC. New products and product revisions must go through a coding verification process to confirm the products meet the requested HCPCS definitions. CMS or its contractor can review and revise coding assignments if they believe a product no longer meets the assigned HCPCS definition. If the PDAC contractor determines one of our products does not meet the current HCPCS definition, it could remove all coding or assign a different HCPCS code with a lesser payment rate. This could have an adverse impact on our reimbursement rates, results of operations and cash flows.

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

Natural disasters or other catastrophic events may also cause damage or disruption to our operations, including causing delays in completing sales, continuing production or performing other critical functions of our business, which could have an adverse effect on our business, operating results and financial condition. Our business operations are subject to interruption by natural disasters, fire, power shortages, pandemics, and other events beyond our control. In addition, acts of terrorism and other geo-political unrest could cause disruptions in our business or the businesses of our partners or the economy as a whole. In the event of a natural disaster, including a major earthquake, blizzard or hurricane, or a catastrophic event such as a fire, power loss, or telecommunications failure, we may be unable to continue our operations for a period of time in the affected area, which could have an adverse effect on our future operating results.

We may pursue acquisitions and our potential inability to successfully integrate newly acquired companies or businesses could adversely affect our financial results.

We may pursue acquisitions of other companies or their businesses in the future. If we complete acquisitions, we face many risks commonly encountered with growth through acquisitions. These risks include:

•	incurring significantly higher than anticipated capital expenditures and operating expenses;
•	failing to assimilate the operations, customers, and personnel of the acquired company or business;
•	disrupting our ongoing business;
•	dissipating our management resources;
•	dilution to existing stockholders from the issuance of equity securities;
•	liabilities or other problems associated with the acquired business;
•	incurring debt on terms unfavorable to us or that we are unable to repay;
•	becoming subject to adverse tax consequences, substantial depreciation or deferred compensation charges;
•	improper compliance with laws and regulations;
•	failing to maintain uniform standards, controls and policies; and
•	impairing relationships with employees and business partners as a result of changes in management.

Fully integrating an acquired company or business into our operations may take a significant amount of time. We cannot assure you that we will be successful in overcoming these risks or any other problems encountered with acquisitions. To the extent we do not successfully avoid or overcome the risks or problems related to any acquisitions, our results of operations and financial condition could be adversely affected. Future acquisitions also could impact our financial position and capital needs, and could cause substantial fluctuations in our quarterly and yearly results of operations. Acquisitions could include significant goodwill and intangible assets, which may result in future impairment charges that would reduce our stated earnings.

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

We contract with over 470 licensed healthcare practitioners as home trainers, who educate our patients on the proper use of our solutions. Because we consider these licensed practitioners to be independent contractors, as opposed to employees, we do not withhold federal or state income or other employment related taxes or make federal or state unemployment tax or Federal Insurance Contributions Act payments. Our contracts with these independent contractors obligate them to pay these taxes. The classification of healthcare practitioners as independent contractors depends on the facts and circumstances of the relationship. In the event federal or state taxing authorities determine that the healthcare practitioners are employees, our business may be adversely affected and subject to retroactive taxes and penalties. Under current federal tax law, a safe harbor from reclassification, and consequently retroactive taxes and penalties, is available if our current treatment is consistent with a long-standing practice of a significant segment of our industry and if we meet certain other requirements. If challenged, we may not prevail in demonstrating the applicability of the safe harbor to our operations. Further, in the future there could be changes to the laws and rules in this area, including new or different interpretations or guidance, or the modification or elimination of the safe harbor. Any such changes in the law, rules or safe harbor, or new or different interpretations or guidance, could impact our classification of healthcare practitioners as independent contractors, which could have a material adverse effect on our business, financial condition and results of operations.

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

We have been required to conduct a good faith reasonable country of origin analysis on our potential use of conflict minerals, which has imposed and may impose additional costs on us and could raise reputational and other risks.

The SEC has promulgated final rules in connection with the Dodd-Frank Wall Street Reform and Consumer Protection Act regarding disclosure of the use of certain minerals, known as conflict minerals, mined from the Democratic Republic of the Congo and adjoining countries. While the status of these rules is uncertain, we have incurred and will continue to incur costs associated with complying with these disclosure requirements, including costs to determine the source of any conflict minerals used in our products. We have adopted a policy relating to conflict minerals, incorporating the standards set forth in the Organization for Economic Co-operation and Development Due Diligence Guidance, which affects the sourcing, supply, and pricing of materials used in our products. As we continue our due diligence, we may face reputational challenges if we are unable to verify the origins for all metals used in our products through the procedures we have and may continue to implement. We may also encounter challenges in our efforts to satisfy customers that may require all of the components of products purchased to be certified as conflict-free. If we are not able to meet customer requirements, customers may choose to disqualify us as a supplier.

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

Unless an exemption applies, each medical device we seek to distribute commercially in the United States requires marketing authorization from the FDA prior to distribution. The two primary types of FDA marketing authorization applicable to a device are premarket notification, also called 510(k) clearance, and premarket approval. The type of marketing authorization is generally linked to the classification of the device. When a 510(k) clearance is required, we must submit a premarket notification to the FDA demonstrating that our proposed device is "substantially equivalent" to a legally marketed device previously found substantially equivalent through a 510(k) premarket notification, a legally marketed device which has been reclassified from high to low or moderate risk or a legally marketed device in commercial distribution before May 28, 1976 for which the FDA does not require the submission of a premarket approval application. Such a device is commonly known as a ‘‘predicate device.’’ The FDA may require further  information, including clinical data, to make a determination regarding substantial equivalence. A medical device may be found not to be equivalent if it has different intended uses from the predicate device or possesses different technological characteristics from the predicate device which raise new questions of safety and effectiveness. A premarket approval application must be submitted to the FDA if the device cannot be cleared through the 510(k) process. The premarket approval application process is much more demanding than the 510(k) premarket notification process and requires the payment of significant user fees. A premarket approval application must be supported by valid scientific evidence, which typically requires extensive data to demonstrate the reasonable assurance of safety and effectiveness of the device. The approval process involves FDA review of information, including but not limited to, technical, pre-

clinical (bench and/or animal), clinical trials, manufacturing and labeling. The FDA clearance and approval processes frequently take longer than anticipated due to increasing FDA demands for clarification of data or new data requirements.

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

•	insufficient data from the pre-clinical studies and clinical trials; or
•	the manufacturing processes, methods, controls or facilities used for the manufacture, processing, packing or installation of the device do not meet applicable requirements.

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

Clinical failure can occur at any stage of testing. Our clinical studies may produce negative, unanticipated or inconclusive results, and we may decide, or regulators may require us, to conduct additional clinical and non-clinical testing in addition to those we have planned. Our failure to adequately demonstrate the safety and efficacy of any of our devices would prevent receipt of regulatory clearance or approval and, ultimately, the commercialization of that device or indication for use. Even if our future products are cleared in the United States, commercialization of our products in foreign countries would require approval by regulatory authorities in those countries. Approval procedures vary among jurisdictions and can involve requirements and administrative review periods different from, and greater than, those in the United States, including additional pre-clinical studies or clinical trials. Any of these occurrences could have an adverse impact on our business.

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

In the United States, the legislative landscape, particularly as it relates to healthcare regulation and reimbursement coverage, continues to evolve. In March 2010 the Patient Protection and Affordable Care Act was passed and substantially changed healthcare financing by both governmental and private insurers. The Patient Protection and Affordable Care Act, among other things, imposes a new excise tax on entities that manufacture, produce or import medical devices in an amount equal to 2.3% of the price for which such devices are sold in the United States. However, the Consolidated Appropriations Act of 2016 included a two-year moratorium on the medical device excise tax.  Due to the moratorium, the medical device excise tax did not apply to the sale of a taxable medical device by the manufacturer, producer or importer of the device during the period beginning on January 1, 2016, and ending on December 31, 2017.  Additionally, H.R. 195 (Pub. L. 115-120), signed into law on January 22, 2018, extends for an additional two years the moratorium on the medical device excise tax. Because of the moratorium, the medical device excise tax does not apply to the sale of taxable medical devices by the manufacturer, producer or importer of the device during the period beginning on January 1, 2016, and ending on December 31, 2019. While we believe that our current products will be exempt from this tax under an exemption for retail products when the moratorium ends, if our belief is determined to be incorrect, we could be subject to additional tax liabilities, which could have a material adverse effect on our results of operations and cash position. Moreover, products that we introduce or acquire in the future could be subject to this tax.

Other legislative changes have been proposed and adopted in the United States since the Patient Protection and Affordable Care Act was enacted. The Budget Control Act of 2011 requires, among other things, mandatory across-the-board reductions in Federal spending, also known as sequestration. The American Taxpayer Relief Act of 2012 postponed sequestration for two months. As required by law, President Obama issued a sequestration order on March 1, 2013. As a result of the sequestration order, Medicare Fee-for-Service claims with dates-of-service or dates-of-discharge on or after April 1, 2013 will continue to incur a 2% reduction in the Medicare payment until further notice. Claims for durable medical equipment, prosthetics, orthotics, and supplies, including claims under the DME Competitive Bidding Program, are reduced by 2% based upon whether the date-of-service, or the start date for rental equipment or multi-day supplies, is on or after April 1, 2013.  We expect that additional state and federal healthcare reform measures will be adopted in the future, any of which could limit the amounts that federal and state governments will pay for healthcare products and services, which could result in reduced demand for our products or additional pricing pressures.

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

There have been, and we expect there will continue to be, a number of legislative and regulatory changes to the healthcare system that could affect our future revenues and profitability and the future revenues and profitability of our customers. Federal and state lawmakers regularly propose and, at times, enact legislation that results in significant changes to the healthcare system, some of which are intended to contain or reduce the costs of medical products and services. The new presidential administration and U.S. Congress have sought, and we expect that they will continue to seek, to modify, repeal, or otherwise invalidate all, or certain provisions of, the Patient Protection and Affordable Care Act. There is still uncertainty with respect to the impact that the current administration and legislative action may have, if any, and any changes will likely take time to unfold and could have an impact on coverage and reimbursement for healthcare items and services covered by plans that were authorized by the Patient Protection and Affordable Care Act. Such uncertainty and any changes could negatively impact our ability to successfully commercialize our products or product candidates, and could result in reduced demand for our products and additional pricing pressures.

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

•

federal Open Payments (the Physician Payments Sunshine Act) requirements imposed by the Patient Protection and Affordable Care Act on device manufacturers regarding certain "transfers of value" made or distributed to physicians and teaching hospitals. Failure to submit required information may result in civil monetary penalties of up to an aggregate of $150,000 per year (or up to an aggregate of $1.0 million per year for "knowing failures"), for all payments, transfers of value or ownership or investment interests that are not timely, accurately, and completely reported in an annual submission. Manufacturers must report detailed payment data and submit legal attestation to the accuracy of such data for each calendar year by the 90th day of the subsequent calendar year;

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

If we do not comply with existing or new laws and regulations related to patient health information, we could be subject to criminal or civil sanctions. New health information standards, whether implemented pursuant to HIPAA, the HITECH Act, congressional action or otherwise, could have a significant effect on the manner in which we handle healthcare related data and communicate with payers, and the cost of complying with these standards could be significant.

The 2013 final HITECH omnibus rule, or the HITECH Final Rule, modifies the breach reporting standard in a manner that makes more data security incidents qualify as reportable breaches. Any liability from a failure to comply with the requirements of HIPAA or the HITECH Act could adversely affect our financial condition. The costs of complying with privacy and security related legal and regulatory requirements are burdensome and could have a material adverse effect on our results of operations. The HITECH Final Rule will be subject to interpretation by various courts and other governmental authorities, thus creating potentially complex compliance issues for us, as well as our clients and strategic partners. In addition, we are unable to predict what changes to the HIPAA Privacy Standards and Security Standards might be made in the future or how those changes could affect our business. Any new legislation or regulation in the area of privacy and security of personal information, including personal health information, could also adversely affect our business operations.

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

Federal false claims laws prohibit, in part, any person from knowingly presenting or causing to be presented a false claim for payment to the federal government, or knowingly making or causing to be made a false statement to get a false claim paid. The majority of states also have statutes or regulations similar to the Federal Anti-Kickback Statute and Federal False Claims Act, which apply to items or services reimbursed under Medicaid and other state programs, or, in several states, apply regardless of payer. These false claims statutes allow any person to bring suit in the name of the government alleging false and fraudulent claims presented to or paid by the government (or other violations of the statutes) and to share in any amounts paid by the entity to the government in fines or settlement. Such suits, known as qui tam actions, have increased significantly in the healthcare industry in recent years. Sanctions under these federal and state laws may include civil monetary penalties, exclusion of a manufacturer's products from reimbursement under government programs, criminal fines and imprisonment. In addition, the Patient Protection and Affordable Care Act, among other things, amends the intent requirement of the Federal Anti-Kickback Statute and criminal healthcare fraud statutes. A person or entity no longer needs to have actual knowledge of this statute or specific intent to violate it. In addition, the Patient Protection and Affordable Care Act provides that the government may assert that a claim, including items or services resulting from a violation of the Federal Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the false claims statutes. Because of the breadth of these laws and the narrowness of the safe harbors and exceptions, it is possible that some of our business activities could be subject to challenge under one or more of such laws. Such a challenge, regardless of the outcome, could have a material adverse effect on our business, business relationships, reputation, financial condition and results of operations.

In addition, there has been a recent trend of increased federal and state regulation of payments made to physicians. The Patient Protection and Affordable Care Act imposed new reporting and disclosure requirements on device and drug manufacturers for any "transfer of value" made or distributed to prescribers and other healthcare providers. Device and drug manufacturers will also be required to report and disclose any investment interests held by physicians and their immediate family members during the preceding calendar year. Failure to submit required information may result in civil monetary penalties of up to an aggregate of $150,000 per year (and up to an aggregate of $1.0 million per year for "knowing failures to report"), for all payments, transfers of value or ownership or investment interests not reported in an annual submission. Manufacturers are required to collect data and are required to submit their data reports to CMS for each calendar year by the 90th day of the subsequent calendar year.

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

The Federal Civil Monetary Penalties Law prohibits, in part, the offering or giving of remuneration to a Medicare or Medicaid beneficiary that the person knows or should know is likely to influence the beneficiary's selection of a particular supplier of items or services reimbursable by a Federal or state governmental program. We sometimes offer customers various discounts and other financial incentives in connection with the sales of our products. While it is our intent to comply with all applicable laws, the government may find that our marketing activities violate the Civil Monetary Penalties Law. If we are found to be in noncompliance, we could be subject to civil money penalties of up to $15,270 for each wrongful act, assessment of three times the amount claimed for each item or service and exclusion from the Federal healthcare programs.

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

To continue operating our business under our direct-to-patient and -provider model, we must maintain our Durable Medical Equipment license and certification from the Accreditation Commission for Health Care. In May 2008, we became a Durable, Medical Equipment, Prosthetics, Orthotics, and Supplies accredited Medicare supplier by the Accreditation Commission for Health Care for our solutions and our Medicare accreditation must be renewed every three years through passage of an on-site inspection. We last renewed our accreditation with Medicare in May 2017. In addition to maintaining our Durable Medical Equipment license and certification from the Accreditation Commission for Health Care, we also must maintain certain state-required licenses. If we were found to be noncompliant, we could lose our licensure in that state. Losing our licensure could prohibit us from selling our current or future products to patients in such state and our business, financial condition and results of operations could be adversely affected as a result of any such prohibition.

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

We believe our existing cash and cash equivalents and revenues, will be sufficient to meet our capital requirements and fund our operations indefinitely. However, we have based these estimates on assumptions that may prove to be incorrect, and we could spend our available financial resources much faster than we currently expect. Any future funding requirements will depend on many factors, including:

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

The patents for our products have varying expiration dates and, if these patents expire, we may be subject to increased competition and we may not be able to recover our development costs or market any of our approved products profitably. For instance, our U.S. patents for our Flexitouch system expired in 2017. Upon expiration of our patents, we may be subject to increased competition and our opportunity to establish or maintain product revenues could be substantially reduced or eliminated. Further, we may not have sufficient time to recover our development costs prior to the expiration of our U.S. and foreign patents.

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

•	the passage of legislation or other regulatory developments in the United States and foreign countries;
•	actual or anticipated variations in our financial results or those of companies that are perceived to be similar to us;
•	changes in the structure of healthcare payment systems, especially in light of current or proposed reforms to the U.S. healthcare system;
•	our ability to develop and commercialize additional products;
•	announcements by us or our competitors of significant acquisitions, strategic collaborations, joint ventures or capital commitments;
•	market conditions in medical device sectors and issuance of securities analysts' research reports or recommendations;
•	sales of our stock by us, our insiders and our other stockholders;
•	the trading volume of our common stock;
•	speculation in the press or investment community;
•	general economic, industry and market conditions, or other events or factors, many of which are beyond our control;
•	additions or departures of key personnel; and
•	intellectual property, product liability or other litigation against us.

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

If we fail to maintain proper and effective internal control over financial reporting, our ability to produce accurate and timely financial statements could be impaired, which could harm our operating results, investors' views of us and, as a result, the value of our common stock.

Pursuant to Section 404 of the Sarbanes-Oxley Act, our management is required to report upon the effectiveness of our internal control over financial reporting beginning with this Annual Report on Form 10-K. When and if we are a "large accelerated filer" or an "accelerated filer" and are no longer an "emerging growth company," each as defined in the Exchange Act, our independent registered public accounting firm will be required to attest to the effectiveness of our internal control over financial reporting. However, for so long as we remain an emerging growth company, we intend to take advantage of an exemption available to emerging growth companies from these auditor attestation requirements. We could be an "emerging growth company" for up to five years following our initial public offering. The rules governing the standards that must be met for management to assess our internal control over financial reporting are complex and require significant documentation, testing, and possible remediation. To comply with the requirements of being a reporting company under the Exchange Act, we may need to upgrade our systems, including information technology; implement additional financial and management controls, reporting systems, and procedures; and hire additional accounting and finance staff.

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

In connection with our evaluations of our internal control over financial reporting, we may need to upgrade our systems or create new systems, implement additional financial and management controls, update our reporting systems and procedures, create or outsource an internal audit function or hire additional accounting and finance staff. If we are unable to accomplish these objectives in a timely and effective fashion, our ability to comply with the financial reporting requirements and other rules that apply to reporting companies could be impaired. Any failure to maintain effective internal control over financial reporting could have a material adverse effect on our business, financial condition and results of operations and the trading price of our common stock.

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

Item 1B.  Unresolved Staff Comments.

None

Item 2.  Properties.

We lease approximately 52,000 square feet of office space at our corporate headquarters in Minneapolis, Minnesota under a lease that expires in July 2021. We lease an additional 36,200 square feet of office, assembly and warehouse space at a second leased facility in Minneapolis, Minnesota under a lease that expires in November 2021. We believe that our existing facilities are adequate to meet our business requirements for the near term and that additional space will be available on commercially reasonable terms, if required.

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

	High	Low
2017
Fourth quarter	$33.88	$22.72
Third quarter	37.88	27.06
Second quarter	30.20	16.69
First quarter	21.06	14.37

2016
Fourth quarter	$20.25	$14.70
Third quarter (from and after July 28, 2016)	22.29	10.00

Holders

As of February 16,  2018, there were approximately 60 holders of record of our common stock. The actual number of holders of common stock is greater than this number of record holders and includes stockholders who are beneficial owners, but whose shares are held in street name by brokers and nominees. The number of holders of record also does not include stockholders whose shares may be held in trust by other entities.

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

None.

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

At December 31, 2017, the net proceeds from our initial public offering were held in a diversified portfolio of bank deposits, government money market funds, government securities (U.S. Treasury and U.S. government agency securities), and high-grade short-term corporate bonds. All investments were in compliance with our Investment Policy and are highly liquid, with liquidity and capital preservation being the primary investment objectives. There has been no material change in our planned uses of the net proceeds from those described in the Prospectus dated July 27, 2016.

Stock Performance Graph

The graph below compares the cumulative total stockholder return on our common stock with the cumulative total stockholder returns on the Nasdaq Composite Index, Russell 2000 Index and S&P Healthcare Equipment Select Industry Index for the periods indicated. The graph assumes that $100 was invested on July 28, 2016 in our common stock and each of the indices and that all dividends, if any, were reinvested. No cash dividends have been declared on our common stock. Stockholder returns over the indicated periods should not be considered indicative of future stockholder returns.

	2016			2017
Index	Jul. 28	Sep. 30	Dec. 31	Mar. 31	Jun. 30	Sep. 30	Dec. 31
Tactile Systems Technology, Inc	$100	$181	$159	$183	$276	$299	$280
Nasdaq Composite Index	100	103	105	115	119	126	134
Russell 2000 Index	100	103	111	114	116	122	126
S&P Healthcare Equipment Select Industry Index	100	104	100	100	123	126	130

Item 6.  Selected Financial Data.

The following tables set forth our selected historical consolidated financial data as of and for the periods indicated. The selected consolidated statements of operations data for the years ended December 31, 2017, 2016, 2015 and 2014, and the selected consolidated balance sheet data as of December 31, 2017, 2016, 2015 and 2014, have been derived from our audited consolidated financial statements. Our historical results are not indicative of the results to be expected in the future. The following financial data should be read in conjunction with, and are qualified in their entirety by reference to, “Management's Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and the related notes included elsewhere in this report.

	Year Ended
	December 31,
(In thousands, except share and per share data)	2017	2016	2015	2014
Consolidated Statements of Operations Data:
Revenues, net	$109,283	$84,542	$62,872	$47,736
Cost of goods sold	29,015	22,940	16,908	12,715
Gross profit	80,268	61,602	45,964	35,021
Operating expenses
Sales and marketing	44,396	33,794	24,485	18,154
Research and development	5,060	4,476	4,312	2,843
Reimbursement, general and administrative	26,914	19,060	13,716	10,225
Total operating expenses	76,370	57,330	42,513	31,222
Income from operations	3,898	4,272	3,451	3,799
Other income (expense)	292	38	(194)	(4)
Income before income taxes	4,190	4,310	3,257	3,795
Income tax (benefit) expense	(1,665)	1,431	1,864	1,725
Net income	5,855	2,879	1,393	2,070
Convertible preferred stock dividends	—	1,247	1,845	1,761
Allocation of undistributed earnings to preferred stockholders	—	—	—	216
Net income (loss) attributable to common stockholders	$5,855	$1,632	$(452)	$93
Net income (loss) per common share attributable to common stockholders(1)
Basic	$0.34	$0.18	$(0.15)	$0.04
Diluted	$0.31	$0.15	$(0.15)	$0.02
Weighted-average common shares used to compute net income (loss) per common share attributable to common stockholders
Basic	17,355,175	8,913,042	2,929,438	2,491,108
Diluted	18,877,863	10,758,684	2,929,438	3,797,688

	As of
	December 31,
(In thousands)	2017	2016	2015	2014
Consolidated Balance Sheet Data:
Cash and cash equivalents	$23,968	$30,701	$7,060	$5,416
Working capital	62,353	50,440	19,858	18,927
Total assets	88,447	73,935	36,973	31,494
Total debt	—	—	—	13
Convertible preferred stock	—	—	32,927	21,082
Retained earnings (accumulated deficit)	3,082	(2,773)	(5,652)	(6,872)
Total stockholders' equity (deficit)	72,787	59,639	(5,649)	(6,427)
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

Our proprietary products are the Flexitouch, Entre, and Actitouch systems. A predecessor to our Flexitouch system received 510(k) clearance from the U.S. Food and Drug Administration (the “FDA”) in July 2002, and we introduced the system to address the many limitations of self-administered home-based manual lymphatic drainage therapy. We began selling our more advanced Flexitouch system after receiving 510(k) clearance from the FDA in October 2006. In September 2016, we received 510(k) clearance from the FDA for the Flexitouch system in treating lymphedema of the head and neck. In June 2017, we announced that we received 510(k) clearance from the FDA for the Flexitouch Plus, the third-generation version of our Flexitouch system. We derive the vast majority of our revenues from our Flexitouch system. Sales of our Flexitouch system for 2017 and 2016 represented 92% and 87% of our revenues, respectively.

In September 2012, we acquired our second proprietary product, the Actitouch system. The system received 510(k) clearance from the FDA in June 2013, and we began selling the product in September 2013 to address the many limitations of multilayered bandages that are worn by patients suffering from venous leg ulcers. We also introduced our Entre system in the United States in February 2013. The Entre system is sold to patients who need a more basic pump or who do not yet qualify for insurance reimbursement for an advanced compression device such as our Flexitouch system. For the years ended December 31, 2017 and 2016, sales of our Entre and Actitouch systems combined represented 8% and 13% of our revenues, respectively.

To support the growth of our business, we invest heavily in our commercial infrastructure, consisting of our direct sales force, home training resources, reimbursement capabilities and clinical expertise. We market our products in the United States using a direct-to-patient and -provider model. Our direct sales force has grown from three representatives in March 2005 to a team of over 160 people as of December 31, 2017. This model allows us to directly approach patients and clinicians, whereby we disintermediate the traditional durable medical equipment channel, allowing us to capture both the manufacturer and distributor margins. We also utilize over 470 licensed, independent healthcare practitioners as home trainers who educate patients on the proper use of our systems. We invest substantial resources in our reimbursement operations group of over 80 people that focuses on verifying case-by-case benefits, obtaining prior authorization, billing and collecting payments from payers, and providing customer support services. Our payer relations group of 35 people is responsible for developing relationships with insurance payer decision-makers to educate them on our product efficacy, develop overall payer coverage policies and reimbursement criteria, manage Medicare patient claims and contracts with payers, and serve as an advocacy liaison between patients, clinicians and payers throughout the appeals process. We also have a clinical team, consisting of a scientific advisory board, as well as in-house therapists, nurses and a medical director (part-time), that serves as a resource to clinicians and patients and guides the development of clinical evidence in support of our products.

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

For the year ended December 31, 2017, we generated revenues of $109.3 million and had net income of $5.9 million, compared to revenues of $84.5 million and net income of $2.9 million for the year ended December 31, 2016 and revenues of $62.9 million and net income of $1.4 million for the year ended December 31, 2015.

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

Components of our Results of Operations

Revenues

We derive our revenues from the sale of our Flexitouch, Entre and Actitouch systems to patients in the United States. Revenue growth has been driven by increased clinician, patient and payer awareness of lymphedema and the clinical efficacy of our Flexitouch system, and the launch of our Entre and Actitouch systems in 2013. We have expanded our direct sales force that helps us drive and support our revenue growth and intend to continue this expansion. However, any reversal in these recent trends could have a negative impact on our future revenues.

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

We sell our products directly to patients, who are referred to us by physicians, therapists or nurses. We bill payers, such as private insurers, Medicare, the Veterans Administration or Medicaid, on behalf of our patients and bill patients directly for their cost-sharing amounts, including any portion of an unsatisfied deductible and any copayments or co-insurance. Approximately 18% of our revenues in 2017 and 15% of our revenues in 2016 came from the Veterans Administration. Approximately 8% of our revenues in 2017 and 12% of our revenues in 2016 came from Medicare patients. Changes to the level of Medicare coverage for our products, including the 2015 LCD modification to the criteria for Medicare coverage, could reduce the number of Medicare patients who have access to our products. Our products currently are not subject to the competitive bidding process for supplying covered items to Medicare recipients.

We expect our revenues to continue to increase in the future as a result of increased awareness of our solutions, expansion of our direct sales force, enhanced marketing and customer support efforts, continued focus on developing clinical and economic outcome data, expanded third-party reimbursement and introduction of our solutions outside the United States. We also anticipate pricing pressure from commercial insurance payers, which will result in continued downward pressure on our revenue growth rate.

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

Reimbursement, General and Administrative Expenses

Reimbursement, general and administrative expenses consist primarily of compensation, including salaries, bonuses and benefits for employees in our patient services and advocacy, billing and collections, case management, payer relations and governmental affairs and reimbursement operations departments, as well as finance, human resources and administration, information technology, business development and general management functions, and facilities costs. Our experienced payer relations and reimbursement operations departments of over 115 people focus on verifying case-by-case benefits, obtaining prior authorization, billing and collecting payments from payers and providing customer support services. Payer relations and reimbursement operations department expenses also include consulting, travel to payer case manager seminars, professional development and training and certification expenses. General and administrative expenses also include professional services such as legal, consulting and accounting services, stock-based compensation, travel expenses and insurance costs. We expect to continue to incur additional legal, accounting, insurance and other professional service fees associated with being a public company, which may increase further when we are no longer able to rely on the "emerging growth company" exemption we are afforded under the JOBS Act.

Other Income (Expense), Net

Other income (expense), net consists primarily of interest expense related to our notes payable and interest income driven by the interest accruing on cash and cash equivalents and past due insurance balances. We do not accrue interest on a majority of past due customer accounts receivable balances.

Income Tax Expense (Benefit)

Our income tax expense (benefit) consists primarily of permanent differences related to share-based compensation activity, as well as deferred income taxes resulting from temporary differences between the reporting of amounts for financial statement purposes and income tax purposes.

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

While our significant accounting policies are more fully described in Note 3 to our consolidated financial statements included elsewhere in this report, we believe the following discussion addresses our most critical accounting policies, which are those that are most important to the portrayal of our financial condition and results of operations and require our most difficult, subjective and complex judgments.

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

A portion of our revenues are derived from patients who obtain our products under multiple month rental arrangements. We bill these patients’ insurance payers monthly over the duration of the rental term. Title to these products passes to the patients at the end of the rental period. Patients may return the product before the end of the rental period, and thus these arrangements are deemed to be month-to-month cancelable leases in accordance with ASC 840, “Leases,” and accordingly, we recognize the related revenue for these rental arrangements monthly, on a pro rata basis, over the lesser of the duration of the rental period or the period during which the patient possesses the product.

Accounts Receivable

The majority of our accounts receivable and revenues are from commercial insurance payers and government payers, such as Medicare, the Veterans Administration and Medicaid.

Accounts receivable are carried net of allowances for estimated non-receipt of patient copayment and deductible obligations and allowances for uncollectible accounts. We believe all accounts receivable in excess of the allowance are fully collectible. We do not accrue interest on a majority of the past due accounts receivable. We determine when accounts become past due on a customer by customer basis. If accounts receivables in excess of the provided allowance are determined uncollectible, the allowance for uncollectible accounts is adjusted as appropriate in the quarter that determination is made, and accounts receivable are written off after all collection efforts have failed. A portion of our claims to Medicare are initially denied, and enter the appeals process, where many are ultimately reviewed by an Administrative Law Judge. After final adjudication of all claims, approximately 90% of the claims submitted are approved (this is on a number of claims, not a dollars claimed, basis across all our products). The appeal process can be lengthy, lasting more than a year in most cases. Accordingly, we classify a portion of our Medicare accounts receivable as non-current based on our experience with Medicare collections.

As an alternative to individual appeals, Medicare may seek to settle a number of outstanding appeals at one time through a settlement conference. On September 3, 2015, we entered into a settlement agreement with the Centers for Medicare and Medicaid Services, or CMS, for 247 claims, representing approximately $1.5 million of original claims based on the Medicare allowable rates, in which we had submitted a request for an Administrative Law Judge hearing in 2013. The settlement entitled us to receive a payment of approximately $0.9 million. We received this full amount during the fourth quarter of 2015. The settlement resulted in a reduction in the fourth quarter of 2015 of $0.8 million in our accounts receivable for shipment of products to patients covered by Medicare. The settlement was facilitated by the Office of Medicare Hearings and Appeals to address a backlog of overdue claims awaiting Administrative Law Judge adjudication. We cannot predict whether we will be able to conclude future settlements with Medicare or achieve settlements on similar terms. Any future settlement of claims for amounts less than the corresponding amounts receivable could result in a write off.

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

The following table sets forth the estimated weighted-average fair values of our stock options granted in the years ended December 31, 2017, 2016 and 2015, and the assumptions on which they were based:

	Year Ended
	December 31,
	2017	2016	2015
Expected term	6 years	6 years	6 years
Expected volatility	44%	43%	60%
Risk-free interest rate	2%	1%	2%
Expected dividend yield	0%	0%	0%
Weighted-average fair value on the date of grant	$11.81	$4.43	$1.91

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

We estimate our forfeiture rate based on an analysis of our actual forfeitures and will continue to evaluate the appropriateness of the forfeiture rate based on actual forfeiture experience, analysis of employee turnover behavior and other factors. Quarterly changes in the estimated forfeiture rate can have a significant effect on reported stock-based compensation expense, as the cumulative effect of adjusting the rate for all expense amortization is recognized in the period the forfeiture estimate is changed. If a revised forfeiture rate is higher than the previously estimated forfeiture rate, an adjustment is made that will result in a decrease to the stock-based compensation expense recognized in the consolidated financial statements. If a revised forfeiture rate is lower than the previously estimated forfeiture rate, an adjustment is made that will result in an increase to the stock-based compensation expense recognized in the consolidated financial statements. The effect of forfeiture adjustments was insignificant for the years ended December 31, 2017, 2016 and 2015. We will continue to use significant judgment in evaluating the expected term, volatility and forfeiture rate related to our stock-based compensation.

Prior to our initial public offering, the fair value of the common stock underlying our equity compensation awards was historically determined by our board of directors, with input from management and third-party valuations on an annual basis. Given the absence of a public trading market for our common stock prior to our initial public offering, our board of directors exercised reasonable judgment and considered numerous objective and subjective factors to determine the best estimate of the fair value of our common stock using methodologies, approaches and assumptions consistent with the American Institute of Certified Public Accountants, or AICPA, Audit and Accounting Practice Aid Series: Valuation of Privately Held Company Equity Securities Issued as Compensation, known as the AICPA Accounting and Valuation Guide. The following factors, among others, were considered:

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

In valuing our common stock, from January 1, 2014 until our initial public offering, our board of directors determined the equity value of our business using the market approach valuation method and the income approach valuation method to determine the enterprise value. For 2014, our board of directors exclusively used the market approach valuation method. For 2015, these two approaches were initially weighted equally. During 2015, we received a summary valuation from the lead underwriters for our initial public offering. In the second half of 2015 we reviewed our fair value determinations for 2015, effectively modifying our valuation approach for 2015 to include this summary valuation as a third factor in determining fair value, along with the other approaches previously considered. Our board of directors then considered the factors set forth above in reaching its determination of the fair value.

Since our initial public offering, we determine the fair value of our common stock based on the closing market price on The Nasdaq Global Market on the date of grant.

Results of Operations

Comparison of the Years Ended December 31, 2017 and 2016

The following table presents our results of operations for the periods indicated.

	Year Ended
	December 31,				Change
(In thousands, except percentages)	2017		2016		$	%
Condensed Consolidated Statement of		% of		% of
Operations Data:		revenue		revenue
Revenues	$109,283	100%	$84,542	100%	$24,741	29%
Cost of goods sold	29,015	27%	22,940	27%	6,075	26%
Gross profit	80,268	73%	61,602	73%	18,666	30%
Operating expenses
Sales and marketing	44,396	40%	33,794	40%	10,602	31%
Research and development	5,060	5%	4,476	5%	584	13%
Reimbursement, general and administrative	26,914	25%	19,060	23%	7,854	41%
Total operating expenses	76,370	70%	57,330	68%	19,040	33%
Income from operations	3,898	3%	4,272	5%	(374)	(9)%
Other income	292	— %	38	— %	254	N.M.
Income before income taxes	4,190	3%	4,310	5%	(120)	(3)%
Income tax (benefit) expense	(1,665)	(2)%	1,431	2%	(3,096)	N.M.
Net income	$5,855	5%	$2,879	3%	$2,976	103%

Revenues

Revenues increased $24.7 million, or 29%, to $109.3 million in the year ended December 31, 2017, compared to $84.5 million in the year ended December 31, 2016. The growth in revenues was attributable to an increase of approximately $26.9 million, or 37%, in sales of our Flexitouch system in the year ended December 31, 2017. The increase in Flexitouch system sales was largely driven by expansion of our sales force and increased physician and patient awareness of the treatment options for lymphedema, as well as increased contractual coverage with national and regional insurance payers. The increase in sales of our Flexitouch system were partially offset by a decrease of 20% in sales of our Entre and Actitouch systems in the year ended December 31, 2017.

The following table summarizes our revenues by product for the years ended December 31, 2017 and December 31, 2016, both in dollars and percentage of total revenues:

	Year Ended
	December 31,		Change
(In thousands, except percentages)	2017	2016	$	%
Revenues
Flexitouch system	$100,344	$73,413	$26,931	37%
Entre/Actitouch systems	8,939	11,129	(2,190)	(20)%
Total	$109,283	$84,542	$24,741	29%

Percentage of total revenues
Flexitouch system	92%	87%
Entre/Actitouch systems	8%	13%
Total	100%	100%

Cost of Goods Sold and Gross Margin

Cost of goods sold increased $6.1 million, or 26%, to $29.0 million during the year ended December 31, 2017, compared to $22.9 million during the year ended December 31, 2016. The increase in cost of goods sold was primarily attributable to an increase in the number of systems sold and additional manufacturing headcount to support increased volumes. Gross margin for each of the years ended December 31, 2017 and 2016 was 73%.

Sales and Marketing Expenses

Sales and marketing expenses increased $10.6 million, or 31%, to $44.4 million during the year ended December 31, 2017, compared to $33.8 million during the year ended December 31, 2016. The increase was primarily driven by a $2.7 million increase in personnel-related compensation expense due to increased sales and marketing headcount, a $2.5 million increase in variable sales compensation expense and $1.0 million of incremental stock-based compensation expense. In addition, sales and marketing expenses increased $4.4 million due to increased travel and entertainment, recruitment, consulting, and patient training costs.

Research and Development Expenses

R&D expenses increased $0.6 million, or 13%, to $5.1 million during the year ended December 31, 2017, compared to $4.5 million during the year ended December 31, 2016. The increase in R&D expenses was due to a $0.2 million increase in personnel-related expenses and a $0.4 million increase in clinical studies and product development costs, including those related to the development of our Flexitouch Plus, the third-generation version of our Flexitouch system.

Reimbursement, General and Administrative Expenses

Reimbursement, general and administrative expenses increased $7.9 million, or 41%, to $26.9 million during the year ended December 31, 2017, compared to $19.1 million during the year ended December 31, 2016. The increase in reimbursement, general and administrative expenses for the year ended December 31, 2017 was primarily attributable to a $2.4 million increase in personnel-related expenses, including variable compensation resulting from increased headcount in our reimbursement operations, payer relations, patient services and corporate functions, an increase of $1.5 million in professional fees, including legal, accounting and audit expenses associated with public company requirements, a $1.3 million increase in other operating expenses, including facilities, depreciation and service charges, a $1.2 million increase in stock-based compensation expense, an increase of $1.0 million related to accrued sales and use and franchise taxes, and $0.5 million of expense associated with our September 2017 secondary offering.

Other Income (Expense), Net

Other income, net was $0.3 million for the year ended December 31, 2017 compared to $38,000 for the year ended December 31, 2016. The increase in other income was due to investment income earned on the capital derived from our initial public offering proceeds.

Income Tax Expense

We recorded an income tax benefit of $1.7 million and income tax expense of $1.4 million for the years ended December 31, 2017 and 2016, respectively. The current year tax benefit was primarily due to a significant increase in tax benefits related to tax-deductible share-based compensation activity as compared to the previous year. This activity included vesting of restricted stock awards and restricted stock units, excess tax benefits associated with exercises of non-qualified stock options, and disqualifying dispositions of incentive stock options and employee stock purchase plan (“ESPP”) shares. The current year tax benefit was partially offset by approximately $1.2 million of incremental tax expense associated with revaluation of our deferred tax assets and liabilities, resulting from the enactment of the Tax Cuts and Jobs Act in December 2017. The net income tax benefit in the current year resulted in a significant increase in our earnings per share for the year ended December 31, 2017.

Comparison of the Years Ended December 31, 2016 and 2015

The following table presents our results of operations for the periods indicated.

	Year Ended
	December 31,				Change
(In thousands, except percentages)	2016		2015		$	%
Condensed Consolidated Statement of		% of		% of
Operations Data:		revenue		revenue
Revenues	$84,542	100%	$62,872	100%	$21,670	34%
Cost of goods sold	22,940	27%	16,908	27%	6,032	36%
Gross profit	61,602	73%	45,964	73%	15,638	34%
Operating expenses
Sales and marketing	33,794	40%	24,485	39%	9,309	38%
Research and development	4,476	5%	4,312	7%	164	4%
Reimbursement, general and administrative	19,060	23%	13,716	22%	5,344	39%
Total operating expenses	57,330	68%	42,513	68%	14,817	35%
Income from operations	4,272	5%	3,451	5%	821	24%
Other income (expense)	38	— %	(194)	— %	232	(120)%
Income before income taxes	4,310	5%	3,257	5%	1,053	32%
Income tax expense	1,431	2%	1,864	3%	(433)	(23)%
Net income	$2,879	3%	$1,393	2%	$1,486	107%

Revenues

Revenues increased $21.7 million, or 34%, to $84.5 million in the year ended December 31, 2016, compared to $62.9 million in the year ended December 31, 2015. The growth in revenues was primarily attributable to an increase of approximately $18.7 million, or 34%, in sales of our Flexitouch system in the year ended December 31, 2016. The increase in Flexitouch sales was driven primarily by expansion of our sales force, increased physician and patient awareness of the lymphedema condition, and increased contractual coverage with national and regional insurance payers. The growth in revenues in 2016 was also attributable to an increase of approximately $3.0 million, or 37%, in sales of the Entre and Actitouch systems compared to 2015.

The following table summarizes our revenues by product for the years ended December 31, 2016 and December 31, 2015, both in dollars and percentage of total revenues:

	Year Ended
	December 31,		Change
(In thousands, except percentages)	2016	2015	$	%
Revenues
Flexitouch system	$73,413	$54,748	$18,665	34%
Entre/Actitouch systems	11,129	8,124	3,005	37%
Total	$84,542	$62,872	$21,670	34%

Percentage of total revenues
Flexitouch system	87%	87%
Entre/Actitouch systems	13%	13%
Total	100%	100%

Cost of Goods Sold and Gross Margin

Cost of goods sold increased $6.0 million, or 36%, to $22.9 million during the year ended December 31, 2016, compared to $16.9 million during the year ended December 31, 2015. The increase in cost of goods sold was primarily attributable to an increase in the number of systems sold. Gross margin for each of the years ended December 31, 2016 and 2015 was 73%.

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

Research and Development Expenses

R&D expenses increased $0.2 million, or 4%, to $4.5 million during the year ended December 31, 2016, compared to $4.3 million during the year ended December 31, 2015. The increase in R&D expenses was primarily attributable to increased clinical study and product development costs, including those related to the development of our head and neck Flexitouch system.

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

Seasonality

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

Liquidity and Capital Resources

Overview

As of December 31, 2017, we had cash and cash equivalents of $24.0 million, marketable securities of $19.9 million and retained earnings of $3.1 million, compared to cash and cash equivalents of $30.7 million, marketable securities of $11.0 million and an accumulated deficit of $2.8 million as of December 31, 2016. Our primary sources of capital to date have been from operating income and private placements of our capital stock, as well as our initial public offering, which closed on August 2, 2016.

Cash Flows

The following table summarizes our cash flows for the periods indicated:

	Year Ended
	December 31,
(In thousands)	2017	2016	2015
Net cash provided by (used in):
Operating activities	$4,192	$7,033	$2,399
Investing activities	(14,016)	(11,844)	(615)
Financing activities	3,091	28,452	(140)
Net (decrease) increase in cash and cash equivalents	$(6,733)	$23,641	$1,644

Net Cash Provided by (Used in) Operating Activities

Net cash provided by operating activities during the year ended December 31, 2017 was $4.2 million, resulting from net income of $5.9 million, net non-cash expense add-backs of $6.5 million, and a net increase in operating liabilities of $2.7 million, partially offset by a net increase in operating assets of $10.9 million. The non-cash expense add-back items consisted primarily of $4.2 million of stock-based compensation, $1.8 million of depreciation and amortization, and a $0.3 million increase in our allowance for doubtful accounts. The uses of cash related to changes in operating assets primarily consisted of increases in accounts receivable, inventories and income taxes. The changes in operating liabilities primarily consisted of increases in accounts payable and accrued expenses and other liabilities. These changes generally were driven by our increased business volume year-over-year, which resulted in increases to customer accounts receivable and required increases to our levels of inventory and other expenditures, including compensation and personnel-related costs.

Net cash provided by operating activities during the year ended December 31, 2016 was $7.0 million, resulting from net income of $2.9 million, net non-cash expense add-backs of $2.6 million and a net increase in operating liabilities of $4.6 million, partially offset by a net increase in operating assets $3.1 million. The net non-cash expense add-back items consisted of $1.9 million of stock-based compensation, $0.8 million of depreciation and amortization, and a $0.6 million increase in our allowance for doubtful accounts, partially offset by an increase in net deferred income tax assets of $0.6 million. The changes in operating assets primarily consisted of increases in accounts receivable, inventories, income taxes receivable, and prepaid expenses and other assets. The changes in operating liabilities primarily consisted of increases in accounts payable and accrued expenses and other liabilities, partially offset by decreases in future product royalties. These changes generally were driven by our increased business volume year-over-year, which resulted in increases to customer accounts receivable and required increases to our levels of inventory and other expenditures, including compensation and personnel-related costs.

Net cash provided by operating activities during the year ended December 31, 2015 was $2.4 million, resulting from net income of $1.4 million, net non-cash expense add-backs of $2.1 million and a net increase in operating liabilities of $1.2 million, partially offset by a net increase in operating assets of $2.2 million. The net non-cash expense add-back items consisted primarily of $0.3 million of stock-based compensation, $0.8 million of depreciation and amortization, and a decrease in net deferred income tax assets of $0.9 million. The changes in operating assets primarily consisted of increases in inventories, prepaid expenses and other assets and Medicare accounts receivable, partially offset by decreases in accounts receivable and income taxes receivable. The changes in operating liabilities primarily consisted of increases in accrued expenses and other liabilities, partially offset by decreases in accounts payable and future product royalties. These changes generally were driven by our increased business volume year-over-year, which resulted in increased working capital needs and additional personnel-related costs.

Net Cash Used in Investing Activities

Net cash used in investing activities during the year ended December 31, 2017 was $14.0 million, consisting primarily of net purchases of marketable securities of $10.1 million, $3.7 million in purchases of product tooling and computer and manufacturing equipment, $0.1 million of patent costs, and $0.1 million of other investments.

Net cash used in investing activities during the year ended December 31, 2016 was $11.8 million, consisting primarily of net purchases of marketable securities of $11.0 million, $0.8 million in purchases of product tooling and computer and manufacturing equipment, and $0.1 million in patent costs.

Net cash used in investing activities during the year ended December 31, 2015 was $0.6 million, consisting primarily of purchases of product tooling and computer and manufacturing equipment.

Net Cash Provided by (Used in) Financing Activities

Until August 2016, when we closed on our initial public offering, we historically funded our operations through the issuance of capital stock.

Net cash provided by financing activities during the year ended December 31, 2017 was $3.1 million, which was primarily due to $3.1 million of proceeds from the issuance of common stock under the ESPP and $0.8 million of proceeds from exercises of common stock options and warrants, partially offset by $0.5 million in purchases of treasury stock to cover withholding taxes upon the lapse of restrictions on restricted stock awards and $0.4 million in taxes paid for the net share settlement of restricted stock units that vested during the year.

Net cash provided by financing activities during the year ended December 31, 2016 was $28.5 million, which was primarily generated by gross proceeds of $41.2 million from our initial public offering, partially offset by $8.2 million in payments of accrued dividends on preferred stock and $4.8 million of underwriting costs and expenses associated with our initial public offering.

Net cash used in financing activities during the year ended December 31, 2015 was $0.1 million, consisting primarily of $1.0 million of fees paid in connection with our initial public offering, largely offset by $0.9 million of proceeds from exercises of stock options and warrants.

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

Inflation and changing prices did not have a material effect on our business during the year ended December 31, 2017, and we do not expect that inflation or changing prices will materially affect our business in the foreseeable future.

In August 2017 we filed a shelf registration statement on Form S-3 with the SEC. Under the shelf registration statement, we may offer and sell from time to time up to $200 million of common stock, preferred stock, debt securities, warrants, rights or units. The shelf registration statement also registered for resale from time to time up to 5,703,534 shares of our common stock held by the selling stockholders named therein. In September 2017 certain of the selling stockholders completed a secondary offering of 3,795,000 shares of our common stock at a public offering price of $33.00 per share. We did not receive any proceeds from the sale of the shares by the selling stockholders.

Off-Balance Sheet Arrangements

We did not have during the periods presented, and we do not currently have, any off-balance sheet arrangements, as defined under the applicable regulations.

Contractual and Commercial Commitments Summary

Our contractual obligations and commercial commitments as of December 31, 2017 are summarized below:

	Payments Due By Period
		Less Than			More Than
(In thousands)	Total	1 Year	1-3 Years	3-5 Years	5 Years
Purchase commitments (1)	$14,572	$14,572	$—	$—	$—
Operating lease obligations (2)	3,040	853	1,661	526
Future product royalties (3)	17	17	—	—	—
Total	$17,629	$15,442	$1,661	$526	$—

(1)	We issued purchase orders in 2017 totaling $14.6 million that we expect to receive between February and December of 2018.
(2)

We currently lease approximately 52,000 square feet of office space at our corporate headquarters in Minneapolis, Minnesota under a lease that expires in July 2021 and an additional 36,200 square feet of office, assembly and warehouse space at a second leased facility in Minneapolis, Minnesota under a lease that expires in November 2021. We entered into a fleet vehicle program for certain members of our field sales organization in 2016. At December 31, 2017, we had 16 vehicles under this program with current lease commitments.

(3)

We are required to make quarterly royalty payments to a third party for our Actitouch system revenue through August 2023. Beginning in September 2017, the payments are equal to 6% of our quarterly revenues attributable to our Actitouch system. In any year that these revenues exceed $40.0 million, we are required to pay 7% on revenues over $40.0 million and 6% on revenues of $40.0 million and under. Because our revenues attributable to our Acitouch system, and therefore the amount of royalty payments we will be required to pay in the future, are unknown, this amount only reflects royalties due associated with a portion of our 2017 Actitouch revenues.

Recent Accounting Pronouncements

Refer to Note 3, “Summary of Significant Accounting Policies,” of our consolidated financial statements contained in this report for a description of recently issued accounting pronouncements that are applicable to our business.

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

Credit Risk

As of December 31, 2017 and 2016, our cash, cash equivalents and marketable securities were maintained with two financial institutions in the United States. We have reviewed the financial statements of these institutions and believe they have sufficient assets and liquidity to conduct their operations in the ordinary course of business with little or no credit risk to us.

Our accounts receivable primarily relate to revenues from the sale of our products to patients in the United States. For the years ended December 31, 2017 and 2016, our accounts receivable were $20.3 million and $17.8 million, respectively. We had accounts receivable from three insurance companies representing approximately 32%, 15% and 8% of accounts receivable as of December 31, 2017, and we had accounts receivable from three insurance companies representing approximately 27%, 16% and 8% of accounts receivable as of December 31, 2016.

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

Item 8.  Financial Statements and Supplementary Data.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

Tactile Systems Technology, Inc.

Opinion on the financial statements

We have audited the accompanying consolidated balance sheets of Tactile Systems Technology, Inc. (a Delaware corporation) and its subsidiary (the “Company”) as of December 31, 2017 and 2016, the related consolidated statements of operations, comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2017, and the related notes and schedules (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2017, in conformity with accounting principles generally accepted in the United States of America.

Basis for opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Grant Thornton LLP

We have served as the Company’s auditor since 2015.

Minneapolis, Minnesota

February 26, 2018

Tactile Systems Technology, Inc.

Consolidated Balance Sheets

	As of
	December 31,
(In thousands, except share and per share data)	2017	2016
Assets
Current assets
Cash and cash equivalents	$23,968	$30,701
Marketable securities	19,944	10,994
Accounts receivable, net	17,623	15,003
Inventories	11,040	6,554
Income taxes receivable	2,119	—
Prepaid expenses and other current assets	2,178	981
Total current assets	76,872	64,233
Property and equipment, net	3,776	1,563
Other assets
Patent costs, net	2,218	2,394
Medicare accounts receivable, long-term	2,718	2,823
Deferred income taxes	2,662	2,785
Other non-current assets	201	137
Total other assets	7,799	8,139
Total assets	$88,447	$73,935

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$4,253	$3,776
Accrued payroll and related taxes	6,706	6,692
Accrued expenses	2,598	1,193
Future product royalties	17	67
Income taxes payable	—	823
Other current liabilities	945	1,242
Total current liabilities	14,519	13,793
Long-term liabilities
Accrued warranty reserve, long-term	1,141	503
Total liabilities	15,660	14,296

Commitments and Contingencies (see Note 8)

Stockholders’ equity
Preferred stock, $0.001 par value, 50,000,000 shares authorized; none issued and outstanding as of December 31, 2017 and December 31, 2016	—	—
Common stock, $0.001 par value, 300,000,000 shares authorized; 17,872,465 shares issued and 17,846,379 shares outstanding as of December 31, 2017; 16,833,737 shares issued and outstanding as of December 31, 2016	18	17
Additional paid-in capital	70,224	62,406
Retained earnings (accumulated deficit)	3,082	(2,773)
Accumulated other comprehensive loss	(44)	(11)
Less: treasury stock, at cost — 26,086 shares as of December 31, 2017	(493)	—
Total stockholders’ equity	72,787	59,639
Total liabilities and stockholders’ equity	$88,447	$73,935

See accompanying notes to the consolidated financial statements.

Tactile Systems Technology, Inc.

Consolidated Statements of Operations

	Year Ended
	December 31,
(In thousands, except share and per share data)	2017	2016	2015
Revenues, net	$109,283	$84,542	$62,872
Cost of goods sold	29,015	22,940	16,908
Gross profit	80,268	61,602	45,964
Operating expenses
Sales and marketing	44,396	33,794	24,485
Research and development	5,060	4,476	4,312
Reimbursement, general and administrative	26,914	19,060	13,716
Total operating expenses	76,370	57,330	42,513
Income from operations	3,898	4,272	3,451
Other income (expense)	292	38	(194)
Income before income taxes	4,190	4,310	3,257
Income tax (benefit) expense	(1,665)	1,431	1,864
Net income	5,855	2,879	1,393
Convertible preferred stock dividends	—	1,247	1,845
Net income (loss) attributable to common stockholders	$5,855	$1,632	$(452)
Net income (loss) per common share attributable to common stockholders
Basic	$0.34	$0.18	$(0.15)
Diluted	$0.31	$0.15	$(0.15)
Weighted-average common shares used to compute net income (loss) per common share attributable to common stockholders
Basic	17,355,175	8,913,042	2,929,438
Diluted	18,877,863	10,758,684	2,929,438

See accompanying notes to the consolidated financial statements.

Tactile Systems Technology, Inc.

Consolidated Statements of Comprehensive Income

	Year Ended
	December 31,
(In thousands)	2017	2016	2015
Net income	$5,855	$2,879	$1,393
Other comprehensive loss
Unrealized loss on available-for-sale securities	(53)	(17)	—
Income tax related to items of other comprehensive loss	20	6	—
Total other comprehensive loss	(33)	(11)	—
Comprehensive income	$5,822	$2,868	$1,393

See accompanying notes to the consolidated financial statements.

Tactile Systems Technology, Inc.

Consolidated Statements of Stockholders’ Equity (Deficit)

								Retained	Accumulated
	Series B Preferred Stock		Series A Preferred Stock		Common Stock		Additional	Earnings	Other
							Paid-In	(Accumulated	Comprehensive	Treasury
(In thousands, except share data)	Shares	Amount	Shares	Amount	Shares	Par Value	Capital	Deficit)	Loss	Stock	Total
Balances, December 31, 2014	2,733,468	$11,894	3,061,488	$19,188	2,626,619	$3	$442	$(6,872)	$—	$—	$(6,427)
Stock-based compensation	—	—	—	—	—	—	316	—	—	—	316
Exercise of common stock options and warrants	—	—	—	—	596,283	—	914	—	—	—	914
Preferred stock dividends	—	705	—	1,140	—	—	(1,672)	(173)	—	—	(1,845)
Comprehensive income for the period	—	—	—	—	—	—	—	1,393	—	—	1,393
Balances, December 31, 2015	2,733,468	$12,599	3,061,488	$20,328	3,222,902	$3	$—	$(5,652)	$—	$—	$(5,649)
Stock-based compensation	—	—	—	—	—	—	2,082	—	—	—	2,082
Exercise of common stock options and warrants	—	—	—	—	255,217	1	235	—	—	—	236
Preferred stock dividends	—	436	—	811	—	—	(1,247)	—	—	—	(1,247)
Sale of common stock from initial public offering, net of offering expenses	—	—	—	—	4,120,000	4	35,378	—	—	—	35,382
Preferred stock dividends paid in cash	—	—	—	(8,207)	—	—	—	—	—	—	—
Common stock issued in lieu of series B preferred stock dividend	—	—	—	—	956,842	1	(1)	—	—	—	—
Conversion of series B preferred stock to common stock	(2,733,468)	(13,035)	—	—	2,733,468	3	13,032	—	—	—	13,035
Conversion of series A preferred stock to common stock	—	—	(3,061,488)	(12,932)	3,190,985	3	12,929	—	—	—	12,932
Common stock issued for series A & B preferred stock liquidation preference	—	—	—	—	2,354,323	2	(2)	—	—	—	—
Comprehensive income for the period	—	—	—	—	—	—	—	2,879	(11)	—	2,868
Balances, December 31, 2016	—	$—	—	$—	16,833,737	$17	$62,406	$(2,773)	$(11)	$—	$59,639
Stock-based compensation	—	—	—	—	—	—	4,235	—	—	—	4,235
Exercise of common stock options and warrants and vesting of restricted stock units	—	—	—	—	731,596	1	833	—	—	—	834
Taxes paid for net share settlement of restricted stock units	—	—	—	—	—	—	(387)	—	—	—	(387)
Common shares issued for employee stock purchase plan	—	—	—	—	307,132	—	3,137	—	—	—	3,137
Shares repurchased to cover taxes from restricted stock award vesting	—	—	—	—	(26,086)	—	—	—	—	(493)	(493)
Comprehensive income for the period	—	—	—	—	—	—	—	5,855	(33)	—	5,822
Balances, December 31, 2017	—	$—	—	$—	17,846,379	$18	$70,224	$3,082	$(44)	$(493)	$72,787

See accompanying notes to the consolidated financial statements.

Tactile Systems Technology, Inc.

Consolidated Statements of Cash Flows

	Year Ended
	December 31,
(In thousands)	2017	2016	2015
Cash flows from operating activities
Net income	$5,855	$2,879	$1,393
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	1,849	799	827
Deferred income taxes	143	(611)	852
Stock-based compensation expense	4,235	1,889	316
Deferred compensation	—	—	(6)
Change in allowance for doubtful accounts	301	568	100
Changes in assets and liabilities:
Accounts receivable	(3,692)	(1,090)	403
Inventories	(4,486)	(773)	(2,260)
Income taxes	(2,942)	(81)	804
Prepaid expenses and other assets	146	(407)	(452)
Medicare accounts receivable – long-term	105	(784)	(737)
Accounts payable	462	1,407	(83)
Accrued payroll and related taxes	14	3,337	1,352
Accrued expenses and other liabilities	2,252	824	269
Future product royalties	(50)	(924)	(379)
Net cash provided by operating activities	4,192	7,033	2,399
Cash flows from investing activities
Proceeds from sales and maturities of marketable securities	2,000	—	—
Purchases of marketable securities	(12,051)	(11,011)	—
Purchases of property and equipment	(3,746)	(775)	(592)
Patent costs	(74)	(58)	(23)
Other investments	(145)	—	—
Net cash used in investing activities	(14,016)	(11,844)	(615)
Cash flows from financing activities
Payments on notes payable	—	—	(13)
Taxes paid for net share settlement of restricted stock units	(387)	—	—
Proceeds from exercise of common stock options and warrants	834	236	914
Proceeds from the issuance of common stock from the employee stock purchase plan	3,137	—	—
Shares repurchased to cover taxes from restricted stock award vesting	(493)	—	—
Dividends paid on preferred stock	—	(8,207)	—
Proceeds from IPO	—	41,200	—
Fees paid for IPO	—	(4,777)	(1,041)
Net cash provided by (used in) financing activities	3,091	28,452	(140)
Net change in cash and cash equivalents	(6,733)	23,641	1,644
Cash and cash equivalents – beginning of period	30,701	7,060	5,416
Cash and cash equivalents – end of period	$23,968	$30,701	$7,060
Supplemental cash flow disclosure
Cash paid for interest	$—	$—	$1
Cash paid for taxes	$923	$2,158	$240
Non-cash investing activities:
Acquisition of assets included in accounts payable	$15	$174	$—

See accompanying notes to the consolidated financial statements.

Tactile Systems Technology, Inc.

Notes to the Consolidated Financial Statements

Note 1.  Nature of Business and Operations

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

Our business is affected by seasonality. In the first quarter of each year, when most patients have started a new insurance year and have not met their annual out-of-pocket payment obligations, we experience substantially reduced demand for our products. We typically experience higher sales in the third and fourth quarters as a result of patients having paid their annual insurance deductibles in full, thereby reducing their out-of-pocket costs for our products, or because patients often spend the remaining balances in their healthcare flexible spending accounts at that time. This seasonality applies only to purchases of our products by patients covered by commercial insurance and is not relevant to Medicare, Medicaid, or Veterans Administration hospitals, as those payers do not have plans that include patient deductibles for purchases of our products.

Note 2.  Basis of Presentation

Principles of Consolidation

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the rules and regulations of the SEC. The results for the year ended December 31, 2017 are not necessarily indicative of results to be expected for any future year. All intercompany balances and transactions have been eliminated in consolidation. We have reclassified certain prior year amounts to conform to the current year’s presentation.

Use of Estimates

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

Note 3.  Summary of Significant Accounting Policies

Cash and Cash Equivalents

Cash and cash equivalents consist of all cash on hand, deposits and funds invested in available for sale securities with original maturities of three months or less at the time of purchase. At December 31, 2017 and 2016, our cash was held primarily in checking and money market accounts.

Accounts Receivable

The majority of our accounts receivable and revenues are from commercial insurance payers and government payers, such as Medicare, the Veterans Administration and Medicaid.

Accounts receivable are carried net of allowances for estimated non-receipt of patient copayment and deductible obligations and allowances for uncollectible accounts. The allowance for estimated non-receipt of copayment reimbursements and for uncollectible accounts was $2.9 million and $2.6 million as of December 31, 2017 and 2016, respectively. We believe all accounts receivable in excess of the allowance are fully collectible. We do not accrue interest on a majority of the past due accounts receivable. We determine when accounts become past due on a customer by customer basis. If accounts receivables in excess of the provided allowance are determined uncollectible, the allowance for uncollectible accounts is adjusted as appropriate in the quarter that determination is made, and accounts receivable are written off after all collection efforts have failed. A portion of our claims to Medicare are initially denied, and enter the appeals process, where many are ultimately reviewed by an Administrative Law Judge. After final adjudication of all claims, approximately 90% of the claims submitted are approved (this is on a number of claims, not a dollars claimed, basis across all our products). The appeals process can be lengthy, lasting more than a year in most cases. Accordingly, we classify a portion of our Medicare accounts receivable as non-current based on our experience with Medicare collections.

We had accounts receivable from two insurance companies representing approximately 32% and 15% of accounts receivable as of December 31, 2017. We had accounts receivable from two insurance companies representing approximately 27% and 16% of accounts receivable as of December 31, 2016. Revenues from these insurance companies accounted for 31% and 8% of our total revenues for the year ended December 31, 2017 and 28% and 12% for the year ended December 31, 2016.

Accounts receivable include amounts due from Medicare totaling $4.4 million and $3.8 million relating to Flexitouch system sales to patients as of December 31, 2017 and 2016, respectively, that are waiting insurance approval. We estimate the portion of these accounts receivable for which we expect to receive authorization and payment based on our reimbursement history from Medicare.

We classified $2.7 million and $2.8 million of this receivable as of December 31, 2017 and 2016, respectively, as non-current as we do not expect these claims will be paid within the next twelve months due to the anticipated timing of the Administrative Law Judge appeal process.

On September 3, 2015, we entered into a settlement agreement with the Centers for Medicare and Medicaid Services for 247 claims, representing approximately $1.5 million of original claims based on the Medicare allowable rates, for which we had submitted a request for an Administrative Law Judge hearing in 2013. The settlement entitled us to receive a payment of approximately $0.9 million. We received this full amount during the fourth quarter of 2015. The settlement resulted in a reduction in the fourth quarter of 2015 of $0.8 million in accounts receivable of products to patients covered by Medicare. The settlement was facilitated by the Office of Medicare Hearings and Appeals to address a backlog of overdue claims awaiting Administrative Law Judge adjudication. We cannot predict whether we will be able to conclude future settlements with Medicare or achieve settlements on similar terms. Any future settlement of claims for amounts less than the corresponding amounts receivable, net of allowances, would result in a write-off.

The reserves for uncollectible copayment reimbursements and doubtful accounts were as follows:

	Year Ended
	December 31,
(In thousands)	2017	2016
Beginning balance	$2,568	$2,000
Accounts receivable provision	6,492	7,087
Write-offs	(6,191)	(6,519)
Ending balance	$2,869	$2,568

Advertising

Advertising costs are charged to operations when incurred. Advertising expense was $119,000, $57,000 and $52,000 for the years ended December 31, 2017, 2016 and 2015, respectively.

Research and Development Costs

We expense research and development costs as incurred, including expenses associated with clinical research studies and development.

Shipping and Handling Costs

We do not charge any shipping and handling costs to our customers. Shipping and handling costs incurred are included in cost of goods sold.

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

The warranty reserve was as follows:

	Year Ended
	December 31,
(In thousands)	2017	2016
Beginning balance	$793	$360
Warranty provision	1,487	766
Processed warranty claims	(608)	(333)
Ending balance	$1,672	$793

Accrued warranty reserve, current	$531	$290
Accrued warranty reserve, long-term	1,141	503
Total accrued warranty reserve	$1,672	$793

Inventories

Inventories are valued at the lower of cost (first-in, first-out method) or net realizable value, and consisted of the following:

	As of
	December 31,
(In thousands)	2017	2016
Finished goods	$4,267	$2,884
Component parts and work-in-process	6,773	3,670
Total inventories	$11,040	$6,554

Property and Equipment

Property and equipment are stated at cost and are depreciated using the straight-line method over their estimated useful lives of three to seven years. Leasehold improvements are depreciated over the remaining life of the respective building lease agreement. Patient rental equipment is depreciated over the multiple month rental period. Property and equipment consisted of the following:

	As of
	December 31,
(In thousands)	2017	2016
Equipment	$3,235	$2,322
Tooling	1,932	1,216
Furniture and fixtures	427	323
Demonstration equipment	460	—
Leasehold improvements	938	501
Patient rental equipment	1,131	—
Subtotal	8,123	4,362
Less: accumulated depreciation	(4,347)	(2,799)
Property and equipment, net	$3,776	$1,563

Major expenditures for property and equipment are capitalized. Maintenance, repairs, and minor renewals are expensed as incurred. When assets are retired or otherwise disposed of, their costs and related accumulated depreciation are removed from the accounts and resulting gains or losses are included in income. Depreciation expense was $1.5 million, $0.6 million and $0.5 million for the years ended December 31, 2017, 2016 and 2015, respectively. The value of equipment for patients who obtain our products through a multiple month rental arrangement is capitalized and depreciated over the term of the rental period, after which time title to this equipment passes to the patient. The value of demonstration equipment in the possession of our field sales representatives is capitalized and depreciated over the estimated useful life of the equipment.

Deferred Offering Costs

Deferred offering costs, primarily consisting of legal, accounting and other direct fees and costs relating to the initial public offering, were initially capitalized and then reclassified to stockholders’ equity at the conclusion of our initial public offering on August 2, 2016. There was $1.3 million in deferred offering costs capitalized as of December 31, 2015 in other non-current assets on the consolidated balance sheet. There were no deferred offering costs capitalized as of December 31, 2017 and 2016.

Impairment of Long-Lived Assets

We review long-lived assets, including property and equipment and patents, for impairment whenever events or changes in business circumstances indicate that the carrying amount of an asset may not be fully recoverable. We will assess long-lived assets used in operations for impairment indicators, including when undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying amount. To date, we have recorded no such losses other than the write-off of various assets acquired in the purchase of our Actitouch assets.

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

A portion of our revenues are derived from patients who obtain our products under multiple month rental arrangements. We bill these patients’ insurance payers monthly over the duration of the rental term. Title to these products passes to the patients at the end of the rental period. Patients may return the product before the end of the rental period, and thus these arrangements are deemed to be month-to-month cancelable leases in accordance with ASC 840, “Leases,” and accordingly, we recognize the related revenue for these rental arrangements monthly, on a pro rata basis, over the lesser of the duration of the rental period or the period during which the patient possesses the product.

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

Income Taxes

Income taxes are accounted for under the liability method. Deferred income taxes are provided for temporary differences between the financial reporting and the tax bases of assets and liabilities. If we determine in the future that it is more likely than not that we will not realize all or a portion of the deferred tax assets, we will record a valuation allowance in the period the determination is made (see Note 10). Changes in tax rates are reflected in the tax provision as they occur.

Stock-Based Compensation

The valuation of stock options involves the use of the Black-Scholes option-pricing model, which requires the input of highly subjective assumptions. The assumptions include the expected term of the option, the expected volatility of the price of our common stock, expected dividend yield and the risk-free interest rate. These estimates involve inherent uncertainties and the significant application of management’s judgment. If factors change and different assumptions are used, our stock-based compensation expense could be materially different in the future. We recognize compensation expense for these options on a straight-line basis over the requisite service period (see Note 9).

Marketable Securities

We determine the appropriate classification of our marketable securities as available-for-sale or held-to-maturity at the time of purchase and periodically reevaluate such classification. Debt securities are classified as held-to-maturity when we have the positive intent and ability to hold the securities to maturity. Debt securities for which we do not have the intent or ability to hold to maturity are classified as available-for-sale.

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

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-09, “Revenue from Contracts with Customers.” The new section will replace Section 605, “Revenue Recognition,” and creates modifications to various other revenue accounting standards for specialized transactions and industries. The section is intended to conform revenue accounting principles with a concurrently issued International Financial Reporting Standards to reconcile previously differing treatment between U.S. practices and those of the rest of the world and to enhance disclosures related to disaggregated revenue information. The updated guidance is effective for interim and annual reporting periods beginning on or after December 15, 2018 for private companies; this effective date is applicable for us due to the JOBS Act exemption described above. Therefore, we plan to further evaluate the anticipated impact of the adoption of this updated guidance on our consolidated financial statements in future periods.

In February 2016, the FASB issued ASU 2016-02, “Leases” (Topic 842), which supersedes the existing guidance for lease accounting, “Leases” (Topic 840). ASU 2016-02 requires lessees to recognize a lease liability and a right-of-use asset for all leases. Lessor accounting remains largely unchanged. The amendments in this ASU are effective for interim and annual periods beginning after December 15, 2019 for private companies; this effective date is applicable to us due to the JOBS Act exemption described above. Early adoption is permitted for all entities. ASU 2016-02 requires a modified retrospective approach for all leases existing at, or entered into after, the date of initial adoption, with an option to elect to use certain transition relief. We plan to further evaluate the anticipated impact of the adoption of this ASU on our consolidated financial statements in future periods.

In June 2016, the FASB issued ASU No. 2016-13, “Financial Instruments — Credit Losses,” to require the measurement of expected credit losses for financial instruments held at the reporting date based on historical experience, current conditions and reasonable forecasts. The ASU is effective for interim and annual periods beginning after December 15, 2020 for private companies; this effective date is applicable to us due to the JOBS Act exemption described above. Therefore, we plan to further evaluate the anticipated impact of the adoption of this ASU on our consolidated financial statements in future periods.

In August 2016, the FASB issued ASU No. 2016-15, “Statement of Cash Flows (Topic 230) — Classification of Certain Cash Receipts and Cash Payments,” to provide clarity on how certain cash receipt and cash payment transactions are presented and classified within the statement of cash flows. The ASU is effective for interim and annual periods beginning after December 15, 2018 for private companies; this effective date is applicable for us due to the JOBS Act exemption described above. We do not anticipated any material impact on our consolidated financial statements in future periods as a result of the adoption of this ASU.

Note 4.  Marketable Securities

Our investments in marketable securities are classified as available-for-sale and consist of the following:

	As of
	December 31, 2017
		Unrealized		Fair
(In thousands)	Cost	Gains	Losses	Value
U.S. government and agency obligations	$11,997	$—	$56	$11,941
Corporate debt securities and certificates of deposit	8,017	—	14	8,003
Marketable securities	$20,014	$—	$70	$19,944

	As of
	December 31, 2016
		Unrealized		Fair
(In thousands)	Cost	Gains	Losses	Value
U.S. government and agency obligations	$9,011	$2	$17	$8,996
Corporate debt securities and certificates of deposit	2,000	—	2	1,998
Marketable securities	$11,011	$2	$19	$10,994

Our investments in marketable securities all have contractual maturities of 12 to 25 months from December 31, 2017. Unrealized losses and fair value of securities available for sale aggregated by investment category and the length of time the securities were in a continuous loss position were as follows:

	As of
	December 31, 2017
	Less than 12 months		12 months or more		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(In thousands)	Value	Losses	Value	Losses	Value	Losses
U.S. government and agency obligations	$5,974	$25	$5,967	$31	$11,941	$56
Corporate debt securities and certificates of deposit	7,005	13	998	1	8,003	14
Marketable securities	$12,979	$38	$6,965	$32	$19,944	$70

	As of
	December 31, 2016
	Less than 12 months		12 months or more		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(In thousands)	Value	Losses	Value	Losses	Value	Losses
U.S. government and agency obligations	$5,978	$17	$—	$—	$5,978	$17
Corporate debt securities and certificates of deposit	995	2	—	—	995	2
Marketable securities	$6,973	$19	$—	$—	$6,973	$19

Net pre-tax unrealized losses for marketable securities of $0.1 million at December 31, 2017 were recorded as a component of accumulated other comprehensive loss in stockholders' equity. Marketable securities valued at $1.0 million were sold during the year ended December 31, 2017, with no resulting gain or loss.

Note 5.  Patent Costs, Net

Our patents, all of which are subject to amortization, are summarized as follows:

	As of
	December 31,
(In thousands)	2017	2016
Patents	$3,536	$3,462
Less: accumulated amortization	(1,318)	(1,068)
Net patents	$2,218	$2,394

Amortization expense was $0.3 million for each of the years ended December 31, 2017, 2016 and 2015. Future amortization expenses are expected as follows:

(In thousands)
2018	$249
2019	249
2020	249
2021	249
2022	249
Thereafter	973
Total	$2,218

The weighted-average remaining amortization period for these patents was 9 years as of December 31, 2017.

Note 6.  Accrued Expenses

Accrued expenses consisted of the following:

	As of
	December 31,
(In thousands)	2017	2016
Accrued taxes	$1,070	$1
Warranty	531	290
Travel and business	453	308
Legal and consulting	317	275
Deferred rent	173	159
Clinical	15	45
Other	39	115
Total	$2,598	$1,193

Note 7.  Line of Credit — Bank

At December 31, 2016 we had a $2.0 million line of credit with a bank that bore interest based on the prime rate. There was no outstanding balance on the line of credit as of December 31, 2016. The line of credit expired on May 11, 2017, and there was no outstanding balance on the line as of that date.

Note 8.  Commitments and Contingencies

Lease Obligations

In March 2008 we entered into a non-cancelable operating lease agreement for building space for our corporate headquarters that provides for monthly rent, real estate taxes and operating expenses that was subsequently extended to July 31, 2021.

In July 2016 we entered into a non-cancelable operating lease agreement for building space to accommodate the relocation of our manufacturing, quality, and research and development functions. The lease agreement extends through November 2021 and provides for monthly rent, real estate taxes and operating expenses.

Rent expense was $1.1 million, $1.0 million and $0.9 million for the years ended December 31, 2017, 2016 and 2015, respectively.

In July 2016 we entered into a fleet vehicle lease program for certain members of our field sales organization. At December 31, 2017, we had 16 vehicles with future lease obligations under this program.

We also have operating lease agreements for certain computer and office equipment that expire in 2020. The leases provide an option to purchase the related equipment at fair market value at the end of the lease.

Future base minimum lease payments for all lease obligations are expected to be as follows for the years ending December 31:

		Computer/Office	Fleet Car
(In thousands)	Buildings	Equipment	Program	Total
2018	$777	$54	$22	$853
2019	799	39	—	838
2020	801	22	—	823
2021	526	—	—	526
2022	—	—	—	—
Thereafter	—	—	—	—
Total	$2,903	$115	$22	$3,040

Major Vendors

We had purchases from three vendors that collectively accounted for 40% and 37% of total purchases for the years ended December 31, 2017 and 2016, respectively.

Purchase Commitment

We issued purchase orders in 2017 totaling $14.6 million that we expect to receive between February and December of 2018.

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

Retirement Plan

We maintain a 401(k) retirement plan for our employees in which eligible employees can contribute a percentage of their pre-tax compensation. We may also make discretionary contributions to the 401(k) plan. We made contributions of $0.2 million, $0.2 million and $0.1 million for the years ended December 31, 2017, 2016 and 2015, respectively.

Note 9.  Stockholders' Equity

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

Stock-Based Compensation

Our 2016 Equity Incentive Plan (the “2016 Plan”) authorizes us to grant stock options, stock appreciation rights, restricted stock, stock units and other stock-based awards to employees, non-employee directors and certain consultants and advisors. There were up to 4,800,000 shares of our common stock initially reserved for issuance pursuant to the 2016 Plan. The 2016 Plan provides that the number of shares reserved and available for issuance under the 2016 Plan will automatically increase annually on January 1 of each calendar year, commencing in 2017 and ending on and including January 1, 2026, by an amount equal to the lesser of: (a) 5% of the number of common shares of stock outstanding as of December 31 of the immediately preceding calendar year, or (b) 2,500,000 shares; provided, however, that our Board of Directors may determine that any annual increase be a lesser number. In addition, all awards granted under our 2007 Omnibus Stock Plan and our 2003 Stock Option Plan that were outstanding when the 2016 Plan became effective and that are forfeited, expire, are cancelled, are settled for cash or otherwise not issued, will become available for issuance under the 2016 Plan. Effective January 1, 2017, 841,686 shares were added to the 2016 Plan, as available for issuance thereunder, pursuant to the automatic increase feature of the 2016 Plan. As of December 31, 2017, 4,545,251 shares were available for future grant pursuant to the 2016 Plan. Effective January 1, 2018, 892,318 shares were added to the 2016 Plan, as available for issuance thereunder, pursuant to the automatic increase feature of the 2016 Plan.

Upon adoption and approval of the 2016 Plan, all of our previous equity incentive compensation plans were terminated. However, existing awards under those plans continue to vest in accordance with the original vesting schedules and will expire at the end of their original terms. We recorded stock-based compensation expense of $4.2 million, $1.9 million and $0.3 million for the years ended December 31, 2017, 2016, 2015, respectively. This expense was allocated as follows:

	Year Ended
	December 31,
(In thousands)	2017	2016	2015
Cost of goods sold	$117	$112	$73
Sales and marketing expenses	1,521	514	178
Research and development expenses	140	36	—
Reimbursement, general and administrative expenses	2,457	1,227	65
Total stock-based compensation expense	$4,235	$1,889	$316

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

Stock-based compensation expense included in our Consolidated Statements of Operations for stock options was $1.0 million, $1.5 million and $0.1 million for the years ended December 31, 2017, 2016 and 2015, respectively. The total grant date fair value of options vested during the year was $0.8 million, $0.2 million and $0.1 million for the years ended December 31, 2017, 2016 and 2015, respectively.

As of December 31, 2017, there was approximately $4.2 million of total unrecognized pre-tax compensation expense related to non-vested stock option awards that are expected to be recognized over a weighted average period of 3.5 years.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model. Annually, we make predictive assumptions regarding future stock price volatility, dividend yield, expected term and forfeiture rate. The dividend yield assumption is based on expected annual dividend yield on the grant date. To date, no dividend on common stock has been paid by us. Expected volatility was estimated using the average historical volatility of public companies of similar size and industry over the similar period as the expected term assumption used for our options. The risk-free interest rate is based on the yields of U.S. Treasury securities with maturities similar to the expected term of the options for each option group. We use the “simplified method” to determine the expected term of the stock option grants.  We utilize this method because we do not have sufficient public company exercise data in which to make a reasonable estimate.

The following table sets forth the estimated weighted-average fair values of our stock options granted in each of the years indicated, and the assumptions on which the fair values were determined:

	Year Ended
	December 31,
	2017	2016	2015
Expected term	6 years	6 years	6 years
Expected volatility	44%	43%	60%
Risk-free interest rate	2%	1%	2%
Expected dividend yield	0%	0%	0%
Weighted-average fair value on the date of grant	$11.81	$4.43	$1.91

Stock option activity for the three years ended December 31, 2017 is summarized as follows:

		Weighted-	Weighted-
		Average	Average	Aggregate
	Options	Exercise Price	Remaining	Intrinsic
(In thousands except share, per share and years data)	Outstanding	Per Share[1]	Contractual Life	Value[2]
Balance at December 31, 2014	2,157,298	$0.87	6.2 years	$5,912
Granted	169,501	$4.23
Exercised	(428,856)	$0.65		$4,569
Forfeited	(57,495)	$2.26
Balance at December 31, 2015	1,840,448	$1.18	5.8 years	$18,573
Granted	305,236	$10.60
Exercised	(253,138)	$0.93		$2,447
Forfeited	(36,247)	$5.34
Balance at December 31, 2016	1,856,299	$2.69	5.5 years	$25,467
Granted	345,995	$25.26
Exercised	(657,916)	$1.23		$15,927
Forfeited	(56,658)	$7.22
Balance at December 31, 2017	1,487,720	$8.41	6.2 years	$29,611

Options exercisable at December 31, 2017	998,269	$2.45	4.8 years	$26,488
(1)	The exercise price of each option granted during the periods shown was equal to the market price of the underlying stock on the date of grant.
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

The following summarizes additional information about our stock options:

	As of
	December 31,
Number of:	2017	2016
Non-vested options beginning of the year	496,997	472,401
Non-vested options end of the year	489,451	496,997
Vested options	315,082	251,968

	As of
	December 31,
Weighted-average grant date fair value of:	2017	2016
Non-vested options beginning of the year	$2.99	$2.85
Non-vested options end of the year	9.57	2.99
Vested options	2.45	0.76
Forfeited options	3.25	2.71

Stock-Settled Restricted Stock Units

Stock-settled restricted stock units granted under the 2016 Plan vest over one to three years. These awards are stock-settled with common shares. Stock-based compensation expense included in our Consolidated Statements of Operations for stock-settled restricted stock units was $2.5 million and $0.7 million for the years ended December 31,

2017 and 2016, respectively. As of December 31, 2017, there was approximately $5.1 million of total unrecognized pre-tax compensation expense related to outstanding stock-settled restricted stock units that is expected to be recognized over a weighted-average period of 2.1 years. Our stock-settled restricted stock unit activity for the year ended December 31, 2017 was as follows:

		Weighted-
		Average Grant	Aggregate
	Units	Date Fair Value	Intrinsic
(In thousands except share and per share data)	Outstanding	Per Share	Value(1)
Balance at December 31, 2016	324,863	$10.39	$5,331
Granted	240,070	$22.28
Vested	(87,539)	$11.81
Cancelled	(35,887)	$15.17
Balance at December 31, 2017	441,507	$16.38	$12,795

Deferred and unissued at December 31, 2017 (2)	2,213	$22.53	$64
(1)	Intrinsic value of stock-settled restricted stock units vested was based on our closing stock price on the last trading day of the year.
(2)

For the year ended December 31, 2017, there were 1,981 restricted stock units granted to non-employee directors in lieu of their quarterly cash retainer payments. These restricted stock units were fully vested upon grant and represent the right to receive one share of common stock, per unit, upon the earlier of the director’s termination of service as a director of ours or the occurrence of a change of control of us. These restricted stock units are included in the “Granted” line in the table above and are also included in the “Vested” line in the table above due to their being fully vested upon grant. On May 9, 2017, upon his departure from our board of directors, we issued 1,494 shares of common stock to Mr. Shroff, which represented the settlement of restricted stock units that had been previously granted to him in lieu of his quarterly director retainer payments. As of December 31, 2017, there were 2,213 outstanding restricted stock units that had been previously granted to non-employee directors in lieu of their quarterly director retainer payments. These restricted stock units are not included in the “Balance at December 31, 2017” line in the table above because they are fully vested.

Restricted Stock Awards

Restricted stock awards were granted in 2009 in lieu of cash bonuses to certain members of management. The awards vested in May 2017, at which time we repurchased 26,086 shares to satisfy the tax withholding obligations of the holders of the restricted stock. We do not have a publicly announced share repurchase plan or program.

Employee Stock Purchase Plan

Our employee stock purchase plan (“ESPP”), which was approved by our Board of Directors on April 27, 2016 and by our stockholders on June 20, 2016, allows participating employees to purchase shares of our common stock at a discount through payroll deductions. The plan is available to all of our employees and employees of participating subsidiaries. Participating employees may purchase common stock, on a voluntary after-tax basis, at a price equal to 85% of the lower of the closing market price per share of our common stock on the first or last trading day of each stock purchase period. The plan ordinarily consists of six-month purchase periods, beginning on May 16 and November 16 of each calendar year, but the initial purchase period began on July 27, 2016 and ended on May 15, 2017. On May 15, 2017, 259,981 shares were purchased, utilizing $2.2 million of employee contributions in the initial purchase period. On November 15, 2017, 47,151 shares were purchased, utilizing $0.9 million of employee contributions in the May 16, 2017 to November 15, 2017 purchase period. No purchases were made under the plan during the year ended December 31, 2016.

A total of 1.6 million shares of common stock were initially reserved for issuance under the plan, and this share reserve will automatically be supplemented each January 1, commencing in 2017 and ending on and including January 1, 2026, by an amount equal to the least of (1) 1% of the shares of our common stock outstanding on the immediately preceding December 31, (2) 500,000 shares or (3) such lesser amount as our Board of Directors may determine. Effective January 1, 2017, 168,337 shares were added to the ESPP, as available for issuance thereunder, pursuant to the automatic increase feature of the plan. As of December 31, 2017, 1,461,205 shares were available for future issuance under the ESPP. Effective January 1, 2018, 178,463 shares were added to the ESPP, as available for issuance thereunder, pursuant to the automatic increase feature of the plan. We recognized $0.7 million and $0.4 million in stock-based compensation expense related to the ESPP for the years ended December 31, 2017 and 2016, respectively. We did not recognize any stock-based compensation expense related to the ESPP for the year ended December 31, 2015.

Stock Warrants

We have also issued warrants to purchase shares of our common stock which are summarized below:

			Weighted-
		Weighted-	Average
		Average	Remaining
	Number	Exercise	Contractual
Warrants outstanding at:	Outstanding	Price	Life
December 31, 2014	172,817	$4.43
Exercised	166,617	$3.81
Expired	400	$—
December 31, 2015	5,800	$4.23
Exercised	2,882	$4.23
Expired	—	$—
December 31, 2016	2,918	$4.23
Exercised	2,918	$4.23
Expired	—	$—
December 31, 2017	—	$—	—

Note 10.  Income Taxes

The provision for income tax expense consisted of the following:

	Year Ended
	December 31,
(In thousands)	2017	2016	2015
Current income taxes	$(1,823)	$2,042	$1,012
Deferred income taxes	158	(611)	852
Total (benefit) provision for income taxes	$(1,665)	$1,431	$1,864

The components of our deferred tax assets and liabilities were as follows:

	As of
	December 31,
(In thousands)	2017	2016
Deferred tax assets:
Accounts receivable and inventory reserves	$846	$1,182
Stock-based compensation	739	410
Intangible assets	515	837
Warranty reserves	410	285
Net operating loss carryforwards	197	156
Accrued liabilities	71	97
Other	194	157
Total deferred tax assets	$2,972	$3,124

Deferred tax liabilities:
Depreciation	(310)	(339)
Total deferred tax liabilities	$(310)	$(339)

Net deferred tax assets	$2,662	$2,785

A reconciliation of income tax expense to the statutory federal tax rate of 34% is as follows:

	Year Ended
	December 31,
	2017	2016	2015
Tax expense at statutory rate	34.0%	34.0%	34.0%
Deferred reprice - federal	28.0	—	—
Meals and entertainment	6.3	5.4	4.8
Unrecognized tax benefits	5.1	—	—
Transaction costs	3.8	—	—
Deferred reprice - state	1.9	(0.3)	9.2
Return to provision	1.4	—	—
Deferred true-up	0.5	(7.9)	—
Employee Stock Purchase Plan	(4.6)	3.0	—
Excess benefit on non-qualified stock options and RSUs	(22.8)	(8.0)	—
Incentive stock options	(89.1)	2.7	3.6
State income taxes, net of federal benefit	(4.4)	3.3	3.6
Other	0.2	1.0	2.0
Net effective rate	(39.7)%	33.2%	57.2%

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

As of December 31, 2017, we had no U.S. federal net operating loss (“NOL”) carry-forwards and approximately $5.6 million of state NOLs. The state NOL carry-forward amounts expire beginning in tax year 2024 if not utilized.

We are subject to income tax examinations in the U.S. federal jurisdiction as well as in various state jurisdictions. U.S. federal and state tax years prior to 2013 were closed to examination at December 31, 2017.

Changes in tax laws and rates may affect recorded deferred tax assets and liabilities and our effective tax rate in the future. On December 22, 2017, the U.S. President signed into law the Tax Cuts and Jobs Act (the “Act”), which enacted significant tax law changes largely effective for tax years beginning after December 31, 2017. The Act reduces the corporate tax rate to 21 percent, effective January 1, 2018, for all corporations. Because GAAP requires the effect of a change in tax laws or rates to be recognized as of the date of enactment, we have revalued our deferred tax assets and liabilities as of December 22, 2017. As a result of the revaluation of our deferred tax assets and liabilities, we have accounted for $1.2 million of tax expense as a discrete item in our provision for income taxes for the year ended December 31, 2017.

We recognize the financial statement benefit of a tax position only after determining that the relevant tax authority would more likely than not sustain the position following an audit. For tax positions meeting the more likely than not threshold, the amount recognized in the consolidated financial statements is the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement with the relevant tax authority. As of December 31, 2017, we had an unrecognized tax benefit ("UTB") with respect to state income taxes of approximately $0.2 million. The UTB represents estimated tax, interest, and penalties related to unfiled and unpaid income taxes in several state jurisdictions. We recognize interest and penalties accrued related to unrecognized tax benefits in tax expense. We are pursuing actions to settle outstanding liabilities and ensure we are compliant in all tax jurisdictions.

We are currently under examination by the U.S. Internal Revenue Service for tax year 2016. We are not under examination by any other taxing jurisdiction. In the event of any future tax assessments, we have elected to record the income taxes and any related interest and penalties as income tax expense on our Statements of Operations

Note 11.  Net Income (Loss) Per Share Attributable to Common Stockholders

We adopted ASU 2016-09, “Improvements to Employee Share-Based Payment Accounting,” in the fourth quarter of 2016 on a retrospective basis, effective January 1, 2016. The following table sets forth the computation of our basic and diluted net income (loss) per share attributable to common stockholders and reflects the adoption of ASU 2016-09:

	Year Ended
	December 31,
(In thousands, except share and per share data)	2017	2016	2015
Net income	$5,855	$2,879	$1,393
Convertible preferred stock dividends	—	1,247	1,845
Net income (loss) attributable to common stockholders	$5,855	$1,632	$(452)
Weighted-average shares outstanding	17,355,175	8,913,042	2,929,438
Effect of restricted stock units, common stock options, warrants, and employee stock purchase plan shares	1,522,688	1,845,642	—
Weighted-average shares used to compute diluted net income (loss) per share	18,877,863	10,758,684	2,929,438
Net income (loss) per share - Basic	$0.34	$0.18	$(0.15)
Net income (loss) per share - Diluted	$0.31	$0.15	$(0.15)

As of December 31, 2017, total common shares outstanding and the potentially dilutive shares totaled approximately 19.4 million shares.

The following common stock equivalents were excluded from the computation of diluted net income (loss) per share for the periods presented because including them would have been anti-dilutive:

	Year Ended
	December 31,
	2017	2016	2015
Convertible preferred stock outstanding	—	—	5,794,957
Restricted stock units	51,807	—	—
Common stock options	345,995	30,845	1,840,447
Common stock warrants	—	—	5,800
Employee stock purchase plan	64,507	—	—
Total	462,309	30,845	7,641,204

Note 12.  Fair Value Measurements

We determine the fair value of our assets and liabilities based on the exchange price that would be received for an asset or paid to transfer a liability (exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Valuation techniques used to measure fair value maximize the use of observable inputs and minimize the use of unobservable inputs. We use a fair value hierarchy with three levels of inputs, of which the first two are considered observable and the last unobservable, to measure fair value. The fair value hierarchy gives the highest priority to quoted prices in active markets for identical assets or liabilities (Level 1). The next highest priority is based on quoted prices for similar assets or liabilities in active markets or quoted prices for identical or similar assets or liabilities in non-active markets or other observable inputs (Level 2). The lowest priority is given to unobservable inputs (Level 3). The following provides information regarding fair value measurements for our marketable securities as of December 31, 2017 according to the three-level fair value hierarchy.

	As of
	December 31, 2017
	Quoted Prices
	in Active	Significant
	Markets for	Other	Significant
	Identical	Observable	Unobservable
	Assets	Inputs	Inputs
(In thousands)	(Level 1)	(Level 2)	(Level 3)	Total
Recurring Fair Value Measurements:
Money market mutual funds	$9,212	$—	$—	$9,212
U.S. government and agency obligations	1,000	10,941	—	11,941
Corporate debt securities	—	8,003	—	8,003
Total	$10,212	$18,944	$—	$29,156

	As of
	December 31, 2016
	Quoted Prices
	in Active	Significant
	Markets for	Other	Significant
	Identical	Observable	Unobservable
	Assets	Inputs	Inputs
(In thousands)	(Level 1)	(Level 2)	(Level 3)	Total
Recurring Fair Value Measurements:
Currency	$14	$—	$—	$14
Money market mutual funds	18,976	—	—	18,976
U.S. government and agency obligations	2,017	6,979	—	8,996
Corporate debt securities	—	1,998	—	1,998
Total	$21,007	$8,977	$—	$29,984

During the year ended December 31, 2017, there were no transfers within the three-level hierarchy. A significant transfer is recognized when the inputs used to value a security have been changed, which merits a transfer between the disclosed levels of the valuation hierarchy.

The fair values for our currency, money market mutual funds, U.S. government and agency obligations and corporate debt securities are determined based on valuations provided by external investment managers who obtain them from a variety of industry standard data providers.

The carrying amounts of financial instruments such as cash equivalents, accounts receivable, other assets, accounts payable, accrued expenses and other liabilities approximate their related fair values due to the short-term maturities of these items. Non-financial assets, such as equipment and leasehold improvements, and intangible assets are subject to non-recurring fair value measurements if they are deemed impaired. We had no re-measurements of non-financial assets to fair value in the years ended December 31, 2017 or 2016.

Note 13.  Quarterly Financial Information (Unaudited)

The quarterly financial data presented below should be read in conjunction with the consolidated financial statements and related notes. The adjustment related to the first three quarters of 2016 was due to the retrospective application of ASU 2016-09.

	Three Months Ended
	Mar. 31,	Jun. 30,	Sep. 30,	Dec. 31,
(In thousands, except per share data)	2017	2017	2017	2017
Revenues	$19,850	$26,264	$28,283	$34,886
Gross profit	14,226	19,230	20,755	26,057
(Loss) income from operations	(2,932)	730	1,258	4,927
Net (loss) income	(1,504)	3,787	1,342	2,230
Net (loss) income per share - Basic(1)	(0.09)	0.22	0.08	0.13
Net (loss) income per share - Diluted(1)	(0.09)	0.20	0.07	0.12

	Three Months Ended
	Mar. 31,		Jun. 30,		Sep. 30,
	2016		2016		2016
	As	As	As	As	As	As	Dec. 31,
(In thousands, except per share data)	Reported	Adjusted(2)	Reported	Adjusted(2)	Reported	Adjusted(2)	2016
Revenues	$13,700	$13,700	$19,729	$19,729	$22,635	$22,635	$28,478
Gross profit	9,889	9,889	14,405	14,405	16,353	16,353	20,955
(Loss) income from operations	(1,786)	(1,786)	1,792	1,792	974	974	3,292
Net (loss) income attributable to common stockholders	(1,494)	(1,231)	177	204	169	334	2,379
Net (loss) income per share - Basic(1)	(0.45)	(0.38)	0.05	0.06	0.01	0.03	0.14
Net (loss) income per share - Diluted(1)	(0.45)	(0.38)	0.04	0.04	0.01	0.02	0.13

(1)	The summation of quarterly per share amounts may not equal the calculation for the full year, as each quarterly calculation is performed discretely.
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

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2017. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of December 31, 2017, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There was no change in the Company’s internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, that occurred during the quarter ended December 31, 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Management Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Internal control over financial reporting is a process designed by, or under the supervision of, a company’s principal executive and principal financial officers, or persons performing similar functions, and effected by the company’s board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles and includes those policies and procedures that:

•	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the company;
•

Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and

•

Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Our management conducted an assessment of the effectiveness of our internal control over financial reporting based on the criteria set forth in “Internal Control-Integrated Framework (2013)” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management concluded that, as of December 31, 2017, our internal control over financial reporting was effective.

This Annual Report on Form 10-K does not include an attestation report of our independent registered public accounting firm on our internal control over financial reporting due to an exemption under the JOBS Act for emerging growth companies.

Item 9B. Other Information.

None.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance.

Directors

Peter H. Soderberg, age 71, has served as a member of our board of directors since September 2012. Mr. Soderberg currently is the Managing Partner of Worthy Venture Resources, LLC, a company that seeks to add intellectual and financial capital to post start-up companies transitioning to an established national market presence. Beginning in 2006, Mr. Soderberg served as the President and Chief Executive Officer of both Hillenbrand Industries and Hill-Rom. In 2008, Hillenbrand Industries separated its two subsidiaries creating two, separately traded, public companies. Mr. Soderberg continued his role as President and Chief Executive Officer of the medical technology company, Hill-Rom Holdings, Inc. until 2010. Mr. Soderberg served on the board of Hillenbrand Industries/Hill-Rom from 2002 until his semi-retirement in 2011. Previously, he was President and Chief Executive Officer at Welch Allyn, a manufacturer of medical diagnostic equipment, for six years, and served as Group Vice President and Chief Operating Officer from 1993 to 1999. Prior to his role at Welch Allyn Mr. Soderberg served 23 years at Johnson & Johnson in a variety of operations, marketing and management positions, including President of Johnson & Johnson Health Management. His career also includes roles as President and Chief Executive Officer of an industrial technology company and the founder and President of a venture capital business. Mr. Soderberg currently serves on the board of directors of Integer Holdings Corp. (NYSE: ITGR, formerly Greatbatch, Inc.), a medical technology company. Mr. Soderberg previously served on the boards of Constellation Brands, Inc. and the Advanced Medical Technology Association.

William W. Burke, age 58, has served as a member of our board of directors since September 2015. Since November 2015, Mr. Burke has served as President of Austin Highlands Advisors, LLC, a provider of corporate advisory services. He served as Executive Vice President and Chief Financial Officer of IDEV Technologies, a peripheral vascular devices company, from November 2009 until the company was acquired by Abbott Laboratories in August 2013. From August 2004 to December 2007, he served as Executive Vice President and Chief Financial Officer of ReAble Therapeutics, a diversified orthopedic device company that was sold to The Blackstone Group in a going private transaction in 2006 and subsequently merged with DJO Incorporated in November 2007. Mr. Burke remained with ReAble until June 2008. From 2001 to 2004, he served as Chief Financial Officer of Cholestech Corporation, a medical diagnostic products company. Mr. Burke has served on the board of directors of numerous public and private companies and currently serves on the board of directors of Adtalem Global Education Inc., Invuity, Inc. and Myocardial Solutions, Inc. He previously served on the board of directors of LDR Holding Corporation (acquired by Zimmer Biomet in July 2016) and Medical Action Industries (acquired by Owens & Minor in October 2014).

Jordan S. Davis, age 56, has served as a member of our board of directors since September 2012. Mr. Davis is a Managing Partner of Radius Ventures, a venture capital firm focused on health and life sciences companies, which he co-founded in 1997. Mr. Davis has served on numerous public and private company boards and currently serves on the board of directors of Athersys, Inc. (Nasdaq: ATHX) and Endogastric Solutions, Inc., which are portfolio companies of Radius Ventures. In addition, Mr. Davis serves on the board of directors of HealthCorps, a non-profit organization engaged in educating youth on nutrition, fitness and mental resilience. Mr. Davis was a co-founder of Cambridge Heart, Inc., a medical technology company that developed and commercialized a device to non-invasively identify patients at risk of sudden cardiac death, and Voxware, Inc., a speech technology company and early entrant in the VoIP market, which both completed initial public offerings in 1996.

Raymond O. Huggenberger, age 59, has served as a member of our board of directors since September 2017.  Mr. Huggenberger has served as a member of the board of directors of Inogen, Inc. since 2008. Mr. Huggenberger served as Inogen’s Chief Executive Officer from 2008 to February 2017 and also served as Inogen’s President from 2008 until January 2016. Prior to joining Inogen, Mr. Huggenberger held various management positions with Sunrise Medical Inc., a global manufacturer and distributor of durable medical equipment, culminating as its President and Chief Operating Officer. Mr. Huggenberger also serves on the board of directors of private companies Wellfount Corporation, a pharmacy services company, Sommetrics, a medical device company, Clarify Medical, medical device company, and previously served on the board of directors of IYIA Technologies, Inc., a healthcare company.

Gerald R. Mattys, age 59, has served as our Chief Executive Officer and as a member of our board of directors since 2005. From 2002 to 2004, he served as the Chief Executive Officer of Medisyn Technologies, Inc., a development stage biotechnology company. From 2000 to 2002, he was the President and Chief Executive Officer of Timm Medical Technologies, Inc., a medical device company. During the period from 1998 to 2000, he was Vice President and General Manager of Alternate Care for Mallinckrodt, Inc., a pharmaceutical and medical device company. Prior to that, he served 18 years in various roles in product management, sales, marketing and management at several medical device companies.

Richard Nigon, age 70, has served as a member of our board of directors since September 2012. Mr. Nigon is currently Senior Vice President of Cedar Point Capital, Inc., a private company that raises capital for early stage companies, where he has served since 2007. From February 2001 until December 2006, Mr. Nigon was a Director of Equity Corporate Finance for Miller Johnson Steichen Kinnard, a privately held investment firm, which was acquired in December 2006 by Stifel Nicolaus, a brokerage and investment banking firm. After that acquisition, Mr. Nigon became a Managing Director of Private Placements until May 2007. From February 2000 to February 2001, Mr. Nigon served as the Chief Financial Officer of Dantis, Inc., a web hosting company. Prior to joining Dantis, Mr. Nigon was employed by Ernst & Young LLP from 1970 to 2000, where he was a partner from 1981 to 2000. While at Ernst & Young, Mr. Nigon served as the Director of Ernst & Young's Twin Cities Entrepreneurial Services Group and was the coordinating partner on several publicly traded companies in the consumer retailing and manufacturing sectors. Mr. Nigon is a director of Northern Technologies International Corporation and Celcuity, Inc., and was previously a director of Vascular Solutions, Inc. before its acquisition by Teleflex, Incorporated in February 2017. Mr. Nigon also serves as a director of several private companies.

Cheryl Pegus, age 54, has served as a member of our board of directors since July 2017.  Dr. Pegus is currently Clinical Professor of Medicine and Population Health at the NYU Langone Medical Center, and the president of Caluent LLC. She formerly served as the first Chief Medical Officer of Walgreen Co. (“Walgreens”) from 2010 to 2013, where she assisted in the expansion of its healthcare services, new product launches and data analytics. Prior to joining Walgreens, Dr. Pegus was the General Manager and Chief Medical Officer of SymCare Personalized Health Solutions, Inc., a Johnson & Johnson start-up company, and the National Medical Director/Clinical Product Head for Aetna, Inc. Dr. Pegus currently serves as a director on the boards of Cogentix Medical, Inc., and US Acute Care Solutions, a Welsh Carson portfolio company. Within the medical academic community, she currently serves as a board member of the Association of Black Cardiologists.

Kevin H. Roche, age 67, has served as a member of our board of directors since October 2004. Mr. Roche was General Counsel of UnitedHealth Group, a health insurance provider, from 1989 to 1996, at which time he founded and operated as the Chief Executive Officer of the Ingenix division of UnitedHealth Group, where he served until 2001. Following his retirement from UnitedHealth Group, Mr. Roche has spent several years assisting emerging growth companies as an investor, advisor and board member. He also serves as a Senior Advisor for Triple Tree, LLC. He currently serves as a director for several private healthcare companies. During the past five years, Mr. Roche served on the board of directors of Cogentix Medical, Inc.

Executive Officers

Information regarding our Chief Executive Officer, Gerald R. Mattys, is included above under the heading “Directors.”

Lynn L. Blake, age 51, has served as our Chief Financial Officer since joining the company in April 2016. Prior to joining our company, Ms. Blake served as Chief Financial Officer and Secretary of Taylor-Wharton International LLC, a global industrial products manufacturer, from September 2014 through December 2015. Prior to joining Taylor-Wharton International LLC, Ms. Blake served as Chief Financial Officer and Treasurer of Analysts International Corporation, a leading national information technology services firm, from July 2012 until its sale in October 2013. Prior to these roles, Ms. Blake held a variety of senior financial leadership positions at companies including Entegris, Inc., MTS Systems Corporation, and Honeywell International Inc.

Robert J. Folkes, age 55, has served as our Chief Operating Officer since February 2015. He served as our Chief Financial Officer from 2005 until April 2016. Prior to joining our company in 2004, Mr. Folkes was the Chief Financial Officer for Advanced Respiratory, a medical device company, from 1997 until its sale in 2003. Prior to joining Advanced Respiratory, Mr. Folkes was an Audit Senior Manager for Ernst & Young LLP.

Bryan F. Rishe, age 62, has served as our Senior Vice President, Sales since December 2017 and previously served as our Vice President, Sales since 2008. From 2004 to 2008, he served as the Vice President, Sales for BSN Medical, a medical soft goods manufacturer. Mr. Rishe also served as the Vice President, Sales and Marketing for TFX Medical, a surgical equipment manufacturer. Prior to that, Mr. Rishe was the Western Area Manager with Surgical Laser Technologies, a specialty laser company. Mr. Rishe has held other sales leadership and business development roles with Becton Dickinson, Baxter Travenol and American Hospital Supply.

Mary M. ("Maggie") Thompson, age 60, has served as our Senior Vice President, Reimbursement and Payer Relations, since November 2017 and previously served as our Vice President, Payer Relations and Government Affairs since 2006. Prior to joining our company, Ms. Thompson served as Director of Reimbursement for Uroplasty, Inc., a medical device company, from 2005 to 2006. From 1998 until 2005, Ms. Thompson served as Director of Payer Relations at Advanced Respiratory, a medical device company. A registered nurse, Ms. Thompson first practiced nursing at Gillette Children's Hospital and at a grant-funded community clinic in St. Paul, Minnesota. She then worked for the Minnesota Attorney General's Office as a nurse consultant until she joined a large health plan as the Government Programs Quality Regulatory Manager, working closely with the Centers for Medicare and Medicaid Services and Minnesota's Medicaid program. Ms. Thompson is active in the Alliance for Wound Care Stakeholders and is a member of Women Business Leaders in Healthcare.

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

Additional information required by this Item 10 will be contained in our definitive proxy statement for our 2018 Annual Meeting of Stockholders (the “Definitive Proxy Statement”) and is incorporated herein by reference.

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

The following financial statements of Tactile Systems Technology, Inc. are set forth in Part II, Item 8:

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of December 31, 2017 and 2016

Consolidated Statements of Operations for the years ended December 31, 2017, 2016 and 2015

Consolidated Statements of Comprehensive Income for the years ended December 31, 2017, 2016 and 2015

Consolidated Statements of Stockholders’ Equity (Deficit) for the years ended December 31, 2017, 2016 and 2015

Consolidated Statements of Cash Flows for the years ended December 31, 2017, 2016 and 2015

Notes to Consolidated Financial Statements

2.	Financial Statement Schedules

Not applicable.

3.	Exhibits

A list of exhibits required to be filed as part of this report is set forth in the Index to Exhibits below.

EXHIBIT INDEX

Exhibit Number	Description of Exhibit	Incorporated by Reference				Filed Herewith
		Form	File Number	Date of Filing	Exhibit Number
2.1^	Asset Sale and Purchase Agreement, dated as of September 14, 2012, by and between Tactile Systems Technology, Inc., Swelling Solutions, Inc., ConvaTec Inc. and ConvaTec Technologies, Inc.	S-1	333-209115	01/25/2016	2.1

3.1	Fourth Amended and Restated Certificate of Incorporation	S-1	333-209115	06/09/2016	3.1

3.2	Amended and Restated By-laws	S-1	333-209115	05/06/2016	3.2

4.1	Specimen Certificate representing shares of common stock	S-1	333-209115	05/06/2016	4.1

4.2	Amended and Restated Investors' Rights Agreement dated September 14, 2012	S-1	333-209115	06/09/2016	4.2

4.3	Form of Senior Indenture	S-3	333-220132	08/23/2017	4.6

4.4	Form of Subordinated Indenture	S-3	333-220132	08/23/2017	4.7

10.1*	2003 Stock Option Plan	S-1	333-209115	01/25/2016	10.1

10.2*	Form of Incentive Stock Option Agreement under 2003 Stock Option Plan	S-1	333-209115	01/25/2016	10.2

10.3*	Form of Non-Statutory Stock Option Agreement (Employee) under 2003 Stock Option Plan	S-1	333-209115	01/25/2016	10.3

10.4*	Form of Non-Statutory Stock Option Agreement (Director) under 2003 Stock Option Plan	S-1	333-209115	01/25/2016	10.4

10.5*	2007 Omnibus Stock Plan	S-1	333-209115	01/25/2016	10.5

10.6*	Form of Incentive Stock Option Agreement under 2007 Omnibus Stock Plan	S-1	333-209115	01/25/2016	10.6

10.7*	Form of Non-Statutory Stock Option Agreement (Employee) under 2007 Omnibus Stock Plan	S-1	333-209115	01/25/2016	10.7

10.8*	Form of Non-Statutory Stock Option Agreement (Directors) under 2007 Omnibus Stock Plan	S-1	333-209115	01/25/2016	10.8

10.9*	Form of Non-Statutory Stock Option Agreement (Consultants) under 2007 Omnibus Stock Plan	S-1	333-209115	01/25/2016	10.9

10.10*	Form of Restricted Stock Agreement	S-1	333-209115	01/25/2016	10.10

10.11*	2016 Equity Incentive Plan	S-1	333-209115	06/09/2016	10.11

10.12*	Form of Non-Qualified Stock Option Agreement under 2016 Equity Incentive Plan	S-1	333-209115	06/09/2016	10.12

10.13*	Form of Incentive Stock Option Agreement under 2016 Equity Incentive Plan	S-1	333-209115	06/09/2016	10.13

10.14*	Form of Restricted Stock Agreement under 2016 Equity Incentive Plan	S-1	333-209115	06/09/2016	10.14

10.15*	Form of Restricted Stock Unit Award Agreement under 2016 Equity Incentive Plan	S-1	333-209115	06/09/2016	10.15

10.16*	Form of Restricted Stock Unit Agreement under 2016 Equity Incentive Plan (Quarterly Awards)	S-1	333-209115	06/09/2016	10.16

10.17*	Employee Stock Purchase Plan	S-1	333-209115	06/09/2016	10.17

10.18*	First Declaration of Amendment to Employee Stock Purchase Plan					X

10.19*	Management Incentive Plan	8-K	001-37799	03/10/2017	10.1

10.20*	Non-Employee Director Compensation Policy	S-1	333-209115	06/09/2016	10.18

10.21*	Form of Director and Officer Indemnification Agreement	S-1	333-209115	05/06/2016	10.19

10.22*	Form of Employment Agreement between Tactile Systems Technology, Inc. and its named executive officers	S-1	333-209115	06/09/2016	10.20

10.23*	Employment Agreement between Tactile Systems Technology, Inc. and Gerald Mattys	S-1	333-209115	06/09/2016	10.22

10.24*	Employment Agreement between Tactile Systems Technology, Inc. and Lynn Blake	S-1	333-209115	06/09/2016	10.23

10.25*	Employment Agreement between Tactile Systems Technology, Inc. and Bryan Rishe	S-1	333-209115	06/09/2016	10.24

10.26*	Confidential Transition Agreement and Release, dated June 14, 2017, by and between Mary E. Anderson and Tactile Systems Technology, Inc.	10-Q	001-37799	08/07/2017	10.1

10.27	Line of credit documents, as amended May 11, 2016 by and between Tactile Systems Technology, Inc. and Venture Bank	S-1	333-209115	06/09/2016	10.21

21.1	Subsidiaries	S-1	333-209115	01/25/2016	21.1

23.1	Consent of Grant Thornton LLP					X

24.1	Power of Attorney (included in signature page)					X

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) / 15d-14(a) of the Securities Exchange Act of 1934, as amended					X

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) / 15d-14(a) of the Securities Exchange Act of 1934, as amended					X

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

101.1

The following financial statements from the Company’s Annual Report on Form 10-K for the year ended December 31, 2017, formatted in XBRL: (i) Balance Sheets, (ii) Statements of Operations, (iii) Statements of Comprehensive Income, (iv) Statements of Stockholders’ Equity (Deficit), (v) Statements of Cash Flows, and (vi) Notes to the Financial Statements

						X

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

Tactile Systems Technology, Inc.

Date: February 26, 2018	By:	/s/ Gerald R. Mattys
Gerald R. Mattys
Chief Executive Officer
(Principal executive officer)

Each of the undersigned hereby appoints Gerald R. Mattys and Lynn L. Blake, and each of them (with full power to act alone), as attorneys and agents for the undersigned, with full power of substitution, for and in the name, place and stead of the undersigned, to sign and file with the Securities and Exchange Commission under the Securities Exchange Act of 1934, as amended, any and all amendments and exhibits to this annual report on Form 10-K and any and all applications, instruments, and other documents to be filed with the Securities and Exchange Commission pertaining to this annual report on Form 10-K or any amendments thereto, with full power and authority to do and perform any and all acts and things whatsoever requisite and necessary or desirable. Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on February 26, 2018.

Name	Title

/s/ Gerald R. Mattys	Chief Executive Officer (principal executive officer) and Director
Gerald R. Mattys

/s/ Lynn L. Blake	Chief Financial Officer (principal financial officer and principal accounting officer)
Lynn L. Blake

Chairman of the Board of Directors
Peter H. Soderberg

/s/ William W. Burke	Director
William W. Burke

/s/ Jordan S. Davis	Director
Jordan S. Davis

/s/ Raymond O. Huggenberger	Director
Raymond O. Huggenberger

/s/ Richard Nigon	Director
Richard Nigon

/s/ Cheryl Pegus	Director
Cheryl Pegus

/s/ Kevin H. Roche	Director
Kevin H. Roche