Form 10-Q
period 2018-03-31
TACTILE SYSTEMS TECHNOLOGY INC
filed 2018-05-07
CIK 1027838

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

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

As of May 3, 2018 there were 18,074,207 shares of common stock, $0.001 par value per share, outstanding.

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

You should read the matters described in "Risk Factors" and the other cautionary statements made in our Annual Report on Form 10-K for the year ended December 31, 2017 and in this Quarterly Report on Form 10-Q. We cannot assure you that the forward-looking statements in this report will prove to be accurate and therefore you are encouraged not to place undue reliance on forward-looking statements. Actual results or events could differ materially from the plans, intentions and expectations disclosed in the forward-looking statements we make. You are urged to carefully review and consider the various disclosures made by us in this report and in other filings with the Securities and Exchange Commission (the “SEC”) that advise of the risks and factors that may affect our business. Other than as required by law, we undertake no obligation to update or revise these forward-looking statements, even though our situation may change in the future. Our forward-looking statements do not reflect the potential impact of any future acquisitions, mergers, dispositions, joint ventures or investments that we may make.

PART I—FINANCIAL INFORMATION

Item 1.  Financial Statements.

Tactile Systems Technology, Inc.

Condensed Consolidated Balance Sheets

(Unaudited)

	March 31,	December 31,
(In thousands, except share and per share data)	2018	2017
Assets
Current assets
Cash and cash equivalents	$25,313	$23,968
Marketable securities	15,928	19,944
Accounts receivable, net	14,209	17,623
Inventories	14,656	11,040
Income taxes receivable	3,947	2,119
Prepaid expenses and other current assets	1,116	2,178
Total current assets	75,169	76,872
Property and equipment, net	3,912	3,776
Other assets
Patent costs, net	2,157	2,218
Medicare accounts receivable, long-term	2,971	2,718
Deferred income taxes	2,664	2,662
Other non-current assets	200	201
Total other assets	7,992	7,799
Total assets	$87,073	$88,447

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$5,234	$4,253
Accrued payroll and related taxes	4,856	6,706
Accrued expenses	2,031	2,598
Future product royalties	15	17
Other current liabilities	603	945
Total current liabilities	12,739	14,519
Long-term liabilities
Accrued warranty reserve, long-term	1,172	1,141
Total liabilities	13,911	15,660

Commitments and Contingencies (see Note 8)

Stockholders’ equity
Preferred stock, $0.001 par value, 50,000,000 shares authorized; none issued and outstanding as of March 31, 2018 and December 31, 2017	—	—
Common stock, $0.001 par value, 300,000,000 shares authorized; 18,062,795 shares issued and 18,036,709 shares outstanding as of March 31, 2018; 17,872,465 shares issued and 17,846,379 shares outstanding as of December 31, 2017	18	18
Additional paid-in capital	70,655	70,224
Retained earnings	3,032	3,082
Accumulated other comprehensive loss	(50)	(44)
Less: treasury stock, at cost — 26,086 shares as of March 31, 2018 and December 31, 2017	(493)	(493)
Total stockholders’ equity	73,162	72,787
Total liabilities and stockholders’ equity	$87,073	$88,447

See accompanying notes to the condensed consolidated financial statements.

Tactile Systems Technology, Inc.

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended
	March 31,
(In thousands, except share and per share data)	2018	2017
Revenues, net	$26,848	$19,850
Cost of goods sold	7,309	5,624
Gross profit	19,539	14,226
Operating expenses
Sales and marketing	12,557	10,166
Research and development	1,437	1,118
Reimbursement, general and administrative	7,372	5,874
Total operating expenses	21,366	17,158
Loss from operations	(1,827)	(2,932)
Other income	91	55
Loss before income taxes	(1,736)	(2,877)
Income tax benefit	(1,686)	(1,373)
Net loss	$(50)	$(1,504)
Net loss per common share
Basic	$0.00	$(0.09)
Diluted	$0.00	$(0.09)
Weighted-average common shares used to compute net loss per common share
Basic	17,996,672	16,878,443
Diluted	17,996,672	16,878,443

See accompanying notes to the condensed consolidated financial statements.

Tactile Systems Technology, Inc.

Condensed Consolidated Statements of Comprehensive Income

(Unaudited)

	Three Months Ended
	March 31,
(In thousands)	2018	2017
Net loss	$(50)	$(1,504)
Other comprehensive loss
Unrealized loss on available-for-sale securities	(7)	(13)
Income tax related to items of other comprehensive loss	1	6
Total other comprehensive loss	(6)	(7)
Comprehensive loss	$(56)	$(1,511)

See accompanying notes to the condensed consolidated financial statements.

Tactile Systems Technology, Inc.

Condensed Consolidated Statements of Stockholders’ Equity

(Unaudited)

				Retained	Accumulated
			Additional	Earnings	Other
	Common Stock		Paid-In	(Accumulated	Comprehensive	Treasury
(In thousands, except share data)	Shares	Par Value	Capital	Deficit)	Loss	Stock	Total
Balances, December 31, 2016	16,833,737	$17	$62,406	$(2,773)	$(11)	$—	$59,639
Stock-based compensation	—	—	957	—	—	—	957
Exercise of common stock options and warrants and vesting of restricted stock units	75,417	—	100	—	—	—	100
Taxes paid for net share settlement of restricted stock units	—	—	(14)	—	—	—	(14)
Comprehensive loss for the period	—	—	—	(1,504)	(7)	—	(1,511)
Balances, March 31, 2017	16,909,154	$17	$63,449	$(4,277)	$(18)	$—	$59,171

Balances, December 31, 2017	17,846,379	18	70,224	3,082	(44)	(493)	72,787
Stock-based compensation	—	—	1,481	—	—	—	1,481
Exercise of common stock options and warrants and vesting of restricted stock units	230,532	—	138	—	—	—	138
Taxes paid for net share settlement of restricted stock units	(40,202)	—	(1,188)	—	—	—	(1,188)
Comprehensive loss for the period	—	—	—	(50)	(6)	—	(56)
Balances, March 31, 2018	18,036,709	$18	$70,655	$3,032	$(50)	$(493)	$73,162

See accompanying notes to the condensed consolidated financial statements.

Tactile Systems Technology, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Three Months Ended
	March 31,
(In thousands)	2018	2017
Cash flows from operating activities
Net loss	$(50)	$(1,504)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	463	298
Stock-based compensation expense	1,481	957
Change in allowance for doubtful accounts	(198)	(330)
Changes in assets and liabilities:
Accounts receivable	3,612	4,044
Inventories	(3,616)	(379)
Income taxes	(1,828)	(1,378)
Prepaid expenses and other assets	63	197
Medicare accounts receivable – long-term	(253)	(46)
Accounts payable	885	(533)
Accrued payroll and related taxes	(1,850)	(1,806)
Accrued expenses and other liabilities	(880)	183
Future product royalties	(2)	(19)
Net cash used in operating activities	(2,173)	(316)
Cash flows from investing activities
Proceeds from sales and maturities of marketable securities	5,000	1,000
Purchases of marketable securities	—	(10,049)
Purchases of property and equipment	(432)	(700)
Patent costs	—	(8)
Net cash provided by (used in) investing activities	4,568	(9,757)
Cash flows from financing activities
Taxes paid for net share settlement of restricted stock units	(1,188)	(14)
Proceeds from exercise of common stock options and warrants	138	100
Net cash (used in) provided by financing activities	(1,050)	86
Net change in cash and cash equivalents	1,345	(9,987)
Cash and cash equivalents – beginning of period	23,968	30,701
Cash and cash equivalents – end of period	$25,313	$20,714
Supplemental cash flow disclosure
Cash paid for taxes	$284	$5
Capital expenditures incurred but not yet paid	$96	$238

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

Our business is affected by seasonality. In the first quarter of each year, when most patients have started a new insurance year and have not yet met their annual out-of-pocket payment obligations, we experience substantially reduced demand for our products. We typically experience higher sales in the third and fourth quarters as a result of patients having paid their annual insurance deductibles in full, thereby reducing their out-of-pocket costs for our products, and because patients often spend the remaining balances in their healthcare flexible spending accounts at that time. This seasonality applies only to purchases of our products by patients covered by commercial insurance and is not relevant to Medicare, Medicaid, or the Veterans Administration, as those payers do not have plans that include patient deductibles for purchases of our products.

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

The results for the three months ended March 31, 2018 are not necessarily indicative of results to be expected for the year ending December 31, 2018, or for any other interim period or for any future year. The condensed consolidated interim financial statements should be read in conjunction with the audited financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2017.

Principles of Consolidation

The accompanying unaudited condensed consolidated financial statements include the accounts of Tactile Systems Technology, Inc. and its wholly owned subsidiary, Swelling Solutions, Inc. All intercompany balances and transactions have been eliminated in consolidation.

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

JOBS Act Accounting Election

As an emerging growth company under the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”), we are eligible to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies. We have elected to take advantage of the extended transition period for adopting new or revised accounting standards that have different effective dates for public and private companies until such time as those standards apply to private companies.

Note 3.  Summary of Significant Accounting Policies

Significant Accounting Policies

During the three months ended March 31, 2018 there were no material changes in our significant accounting policies. See Note 3 - “Summary of Significant Accounting Policies” to the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2017 for information regarding our significant accounting policies.

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

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-09, “Revenue from Contracts with Customers.” The new section will replace Section 605, “Revenue Recognition,” and creates modifications to various other revenue accounting standards for specialized transactions and industries. The section is intended to conform revenue accounting principles with a concurrently issued International Financial Reporting Standards to reconcile previously differing treatment between U.S. practices and those of the rest of the world and to enhance disclosures related to disaggregated revenue information. The updated guidance is effective for interim and annual reporting periods beginning on or after December 15, 2018 for private companies; this effective date is applicable to us due to the JOBS Act exemption described above. Prior to adoption of the new guidance, we will evaluate the anticipated impact of the adoption of this updated guidance on our consolidated financial statements, using external technical resources to assist us in performing this assessment prior to December 31, 2018.

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

In August 2016, the FASB issued ASU No. 2016-15, “Statement of Cash Flows (Topic 230) — Classification of Certain Cash Receipts and Cash Payments,” to provide clarity on how certain cash receipt and cash payment transactions are presented and classified within the statement of cash flows. The ASU is effective for interim and annual periods beginning after December 15, 2018 for private companies; this effective date is applicable to us due to the JOBS Act exemption described above. We do not anticipate any material impact on our consolidated financial statements in future periods as a result of the adoption of this ASU.

Note 4.  Marketable Securities

Our investments in marketable securities, all of which have original contractual maturities of 12 to 25 months, are classified as available-for-sale and consist of the following:

	As of
	March 31, 2018
		Unrealized		Fair
(In thousands)	Cost	Gains	Losses	Value
U.S. government and agency obligations	$10,998	$—	$53	$10,945
Corporate debt securities and certificates of deposit	5,007	—	24	4,983
Marketable securities	$16,005	$—	$77	$15,928

	As of
	December 31, 2017
		Unrealized		Fair
(In thousands)	Cost	Gains	Losses	Value
U.S. government and agency obligations	$11,997	$—	$56	$11,941
Corporate debt securities and certificates of deposit	8,017	—	14	8,003
Marketable securities	$20,014	$—	$70	$19,944

Unrealized losses and fair value of securities available for sale aggregated by investment category and the length of time the securities were in a continuous loss position were as follows:

	As of
	March 31, 2018
	Less than 12 months		12 months or more		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(In thousands)	Value	Losses	Value	Losses	Value	Losses
U.S. government and agency obligations	$3,972	$27	$6,973	$26	$10,945	$53
Corporate debt securities and certificates of deposit	3,988	20	995	4	4,983	24
Marketable securities	$7,960	$47	$7,968	$30	$15,928	$77

	As of
	December 31, 2017
	Less than 12 months		12 months or more		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(In thousands)	Value	Losses	Value	Losses	Value	Losses
U.S. government and agency obligations	$5,974	$25	$5,967	$31	$11,941	$56
Corporate debt securities and certificates of deposit	7,005	13	998	1	8,003	14
Marketable securities	$12,979	$38	$6,965	$32	$19,944	$70

Note 5.  Patent Costs, Net

Our patents, all of which are subject to amortization, are summarized as follows:

	As of	As of
(In thousands)	March 31, 2018	December 31, 2017
Patents	$3,537	$3,536
Less: accumulated amortization	(1,380)	(1,318)
Net patents	$2,157	$2,218

Amortization expense was $0.1 million for each of the three months ended March 31, 2018 and 2017. Future amortization expenses are expected as follows:

(In thousands)
2018 (April 1 - December 31)	$187
2019	249
2020	249
2021	249
2022	249
Thereafter	974
Total	$2,157

The weighted-average remaining amortization period for these patents was nine years as of March 31, 2018.

Note 6.  Accrued Expenses

Accrued expenses consisted of the following:

	As of	As of
(In thousands)	March 31, 2018	December 31, 2017
Accrued taxes	$101	$1,070
Warranty	648	531
Travel and business	558	453
Legal and consulting	486	317
Deferred rent	169	173
Clinical studies	27	15
Other	42	39
Total	$2,031	$2,598

Note 7.  Line of Credit — Bank

At March 31, 2017 we had a $2.0 million line of credit with a bank that bore interest based on the prime rate. There was no outstanding balance on the line of credit as of March 31, 2017. The line of credit expired on May 11, 2017, and there was no outstanding balance on the line as of that date.

Note 8.  Commitments and Contingencies

Lease Obligations

In March 2008, we entered into a non-cancelable operating lease agreement for building space for our corporate headquarters that provides for monthly rent, real estate taxes and operating expenses. This lease was subsequently extended to July 31, 2021.

In July 2016, we entered into a non-cancelable operating lease agreement for building space to accommodate the relocation of our manufacturing, quality, and research and development functions. This lease agreement extends through November 2021 and provides for monthly rent, real estate taxes and operating expenses.

Rent expense was $0.3 million for each of the three months ended March 31, 2018 and 2017.

In July 2016, we entered into a fleet vehicle lease program for certain members of our field sales organization. At March 31, 2018, we had 12 vehicles with future lease obligations under this program.

We also have operating lease agreements for certain computer and office equipment that expire in 2020. The leases provide an option to purchase the related equipment at fair market value at the end of the lease.

Future base minimum lease payments for all lease obligations are expected to be as follows for the years ending December 31:

		Computer/Office	Fleet Vehicle
(In thousands)	Buildings	Equipment	Program	Total
2018 (April 1 - December 31)	$583	$46	$57	$686
2019	799	51	3	853
2020	801	34	—	835
2021	526	—	—	526
Thereafter	—	—	—	—
Total	$2,709	$131	$60	$2,900

Major Vendors

We had purchases from two major vendors that accounted for 33% of our total purchases for the three months ended March 31, 2018. We had purchases from three major vendors that accounted for 35% of our total purchases for the three months ended March 31, 2017.

Purchase Commitments

We issued purchase orders in 2017 totaling $10.7 million for items that we expect to receive between April and December of 2018.

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

Retirement Plan

We maintain a 401(k) retirement plan for our employees in which eligible employees can contribute a percentage of their pre-tax compensation. We may also make discretionary contributions to the 401(k) plan. We made contributions of $53,000 and $45,000 for the three months ended March 31, 2018 and 2017, respectively.

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

Stock-Based Compensation

Our 2016 Equity Incentive Plan (the “2016 Plan”) authorizes us to grant stock options, stock appreciation rights, restricted stock, stock units and other stock-based awards to employees, non-employee directors and certain consultants and advisors. There were up to 4,800,000 shares of our common stock initially reserved for issuance pursuant to the 2016 Plan. The 2016 Plan provides that the number of shares reserved and available for issuance under the 2016 Plan will automatically increase annually on January 1 of each calendar year, commencing in 2017 and ending on and including January 1, 2026, by an amount equal to the lesser of: (a) 5% of the number of common shares of stock outstanding as of December 31 of the immediately preceding calendar year, or (b) 2,500,000 shares; provided, however, that our Board of Directors may determine that any annual increase be a lesser number. In addition, all awards granted under our 2007 Omnibus Stock Plan and our 2003 Stock Option Plan that were outstanding when the 2016 Plan became effective and that are forfeited, expire, are cancelled, are settled for cash or otherwise not issued, will become available for issuance under the 2016 Plan. Effective January 1, 2017, 841,686 shares were added to the 2016 Plan, as available for issuance thereunder, pursuant to the automatic increase feature of the 2016 Plan. Effective January 1, 2018, 892,318 shares were added to the 2016 Plan, as available for issuance thereunder, pursuant to the automatic increase feature of the 2016 Plan. As of March 31, 2018, 5,234,358 shares were available for future grant pursuant to the 2016 Plan.

Upon adoption and approval of the 2016 Plan, all of our previous equity incentive compensation plans were terminated. However, existing awards under those plans continue to vest in accordance with the original vesting schedules and will expire at the end of their original terms.

We recorded stock-based compensation expense of $1.5 million and $1.0 million for the three months ended March 31, 2018 and 2017, respectively. This expense was allocated as follows:

	Three Months Ended
	March 31,
(In thousands)	2018	2017
Cost of goods sold	$40	$49
Sales and marketing expenses	652	315
Research and development expenses	69	23
Reimbursement, general and administrative expenses	720	570
Total stock-based compensation expense	$1,481	$957

Stock Options

Stock options issued to participants other than non-employees vest over three or four years and typically have a contractual term of seven or ten years. Annually, stock options are granted to our non-employee directors on the date of the annual meeting of stockholders and vest in full on the earlier of one year after the date of grant or on the date of the next year’s annual meeting of stockholders. These options have a contractual term of seven years.

Stock-based compensation expense included in our Condensed Consolidated Statements of Operations for stock options was $0.5 million and $0.2 million for the three months ended March 31, 2018 and 2017, respectively.

At March 31, 2018, there was approximately $5.0 million of total unrecognized pre-tax stock option expense under our equity compensation plans, which is expected to be recognized on a straight-line basis over a weighted-average period of 3.2 years.

Stock option activity for the three months ended March 31, 2018 is summarized as follows:

		Weighted-	Weighted-
		Average	Average	Aggregate
	Options	Exercise Price	Remaining	Intrinsic
(In thousands except share, per share and years data)	Outstanding	Per Share[1]	Contractual Life	Value[2]
Balance at December 31, 2017	1,487,720	$8.41	6.2 years	$29,611
Granted	88,243	$32.36
Exercised	(116,177)	$1.19		$3,351
Forfeited	(14,697)	$19.02
Balance at March 31, 2018	1,445,089	$10.35	6.3 years	$31,065

Options exercisable at March 31, 2018	906,063	$2.75	4.9 years	$26,321
(1)	The exercise price of each option granted during the period shown was equal to the market price of the underlying stock on the date of grant.
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

Options exercisable of 1,338,155 as of March 31, 2017 had a weighted average exercise price of $1.07 per share.

Stock-Settled Restricted Stock Units

We have granted both time-based and performance-based stock-settled restricted stock units to certain participants under the 2016 Plan.

Time-based stock-settled restricted stock units granted under the 2016 Plan vest over one to three years. These awards are stock-settled with common shares. Stock-based compensation expense included in our Condensed Consolidated Statements of Operations for time-based stock-settled restricted stock units was $0.8 million and $0.5 million for the three months ended March 31, 2018 and 2017, respectively. As of March 31, 2018, there was approximately $6.6 million of total unrecognized pre-tax compensation expense related to outstanding time-based stock-settled restricted stock units that is expected to be recognized over a weighted-average period of 2.3 years. Our time-based stock-settled restricted stock unit activity for the three months ended March 31, 2018 was as follows:

		Weighted-
		Average Grant	Aggregate
	Units	Date Fair Value	Intrinsic
(In thousands except unit and per unit data)	Outstanding	Per Unit	Value(1)
Balance at December 31, 2017	441,507	$16.38	$12,795
Granted	77,794	$32.36
Vested	(114,905)	$12.00
Cancelled	(9,350)	$24.24
Balance at March 31, 2018	395,046	$20.61	$12,562

Deferred and unissued at March 31, 2018 (2)	2,763	$24.37	$88
(1)	The aggregate intrinsic value of stock-settled restricted stock units outstanding was based on our closing stock price on the last trading day of the period.
(2)

For the three months ended March 31, 2018, there were 550 restricted stock units granted to non-employee directors in lieu of their quarterly cash retainer payments. These restricted stock units were fully vested upon grant and represent the right to receive one share of common stock, per unit, upon the earlier of the directors’ termination of service as a director of ours or the occurrence of a change of control of us. These restricted stock units are included in the “Granted” line in the table above and are also included in the “Vested” line in the table above due to their being fully vested upon grant. As of March 31, 2018, there were 2,763 outstanding restricted stock units that had been previously granted to non-employee directors in lieu of their quarterly director retainer payments. These restricted stock units are not included in the “Balance at March 31, 2018” line in the table above because they are fully vested.

In February 2018, we granted 67,982 performance-based stock-settled restricted stock units (“PSUs”), which represents the target number of PSUs under these awards, to certain participants under the 2016 Plan. These PSUs have both performance-based and time-based vesting features. The PSUs will be earned if and to the extent performance goals based on revenue and adjusted EBITDA are achieved in 2019. The number of PSUs earned will depend on the level at which the performance targets are achieved, and can range from 50% of target if threshold performance is achieved and up to 150% of target if maximum performance is achieved. One third of the earned PSUs will vest on the date the Compensation and Organization Committee certifies the number of PSUs earned, and the remaining two thirds of the earned PSUs will vest on the first anniversary of that certification date. All earned and vested PSUs will be settled in shares of common stock. Stock-based compensation expense included in our Condensed Consolidated Statements of Operations for PSUs was $72,517 and $0 for the three months ended March 31, 2018 and 2017, respectively. As of March 31, 2018, there was $2.1 million of total unrecognized pre-tax compensation expense related to the PSUs that is expected to be recognized over a weighted average period of 2.9 years.

Employee Stock Purchase Plan

Our employee stock purchase plan (“ESPP”), which was approved by our Board of Directors on April 27, 2016 and by our stockholders on June 20, 2016, allows participating employees to purchase shares of our common stock at a discount through payroll deductions. The plan is available to all our employees and employees of participating subsidiaries. Participating employees may purchase common stock, on a voluntary after-tax basis, at a price equal to 85% of the lower of the closing market price per share of our common stock on the first or last trading day of each stock purchase period. The plan provides for six-month purchase periods, beginning on May 16 and November 16 of each calendar year.

A total of 1.6 million shares of common stock were initially reserved for issuance under the ESPP, and this share reserve will automatically be supplemented each January 1, commencing in 2017 and ending on and including January 1, 2026, by an amount equal to the least of (1) 1% of the shares of our common stock outstanding on the immediately preceding December 31, (2) 500,000 shares or (3) such lesser amount as our Board of Directors may determine. Effective January 1, 2018, 178,463 shares were added to the ESPP, as available for issuance thereunder, pursuant to the automatic increase feature of the plan. As of March 31, 2018, 1,639,668 shares were available for future issuance under the ESPP. We recognized $0.2 million in stock-based compensation expense associated with the ESPP in each of the three months ended March 31, 2018 and 2017.

Note 10.  Income Taxes

We record our interim provision for income taxes by applying our estimated annual effective tax rate to our year-to-date pre-tax income and adjusting for discrete tax items recorded in the period. Deferred income taxes result from temporary differences between the reporting of amounts for financial statement purposes and income tax purposes. These differences relate primarily to different methods used for income tax reporting purposes, including for depreciation and amortization, warranty and vacation accruals, and deductions related to allowances for doubtful accounts receivable and inventory reserves. We recorded an income tax benefit of $1.7 million and $1.4 million for the three months ended March 31, 2018 and 2017, respectively.

The effective tax rate for the three months ended March 31, 2018 was a benefit of 97.1%, compared to a benefit of 47.7% for the three months ended March 31, 2017. The primary driver of the change in the effective tax rate was an increase in the tax benefits related to tax-deductible stock-based compensation activity, as well as a decrease in the quarterly book loss as compared to the same prior year period. Significant tax deductions included benefits with respect to the vesting of restricted stock units, exercises of non-qualified stock options, and disqualifying dispositions of incentive stock options and ESPP shares.

We recognize the financial statement benefit of a tax position only after determining that the relevant tax authority would more likely than not sustain the position following an audit. For tax positions meeting the “more likely than not” threshold, the amount recognized in the condensed consolidated financial statements is the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement with the relevant tax authority. As of March 31, 2018 we had an unrecognized tax benefit ("UTB") with respect to state income taxes of approximately $88,000. The UTB represents tax, interest, and penalties related to un-filed and unpaid income taxes in several state jurisdictions. We are currently pursuing actions to settle these outstanding liabilities. To date, we have settled a significant portion of our outstanding liabilities  through voluntary settlements with various state taxing authorities.

We are currently under examination by the Internal Revenue Service for our 2016 federal tax return. We are not currently under examination by any other taxing jurisdictions. In the event of any future tax assessments, we have elected to record the income taxes and any related interest and penalties as income tax expense on our statement of operations.

Note 11.  Net Loss Per Share

The following table sets forth the computation of our basic and diluted net loss:

	Three Months Ended
	March 31,
(In thousands, except share and per share data)	2018	2017
Net loss	$(50)	$(1,504)
Weighted-average shares outstanding	17,996,672	16,878,443
Effect of restricted stock units, common stock options, warrants, and employee stock purchase plan shares	—	—
Weighted-average shares used to compute diluted net loss per share	17,996,672	16,878,443
Net loss per share - Basic	$0.00	$(0.09)
Net loss per share - Diluted	$0.00	$(0.09)

The following common stock equivalents were excluded from the computation of diluted net loss per share for the periods presented because including them would have been anti-dilutive:

	Three Months Ended
	March 31,
	2018	2017
Restricted stock units	395,046	449,963
Common stock options	1,445,089	1,784,951
Employee stock purchase plan	68,114	—
Total	1,908,249	2,234,914

Note 12.  Fair Value Measurements

We determine the fair value of our assets and liabilities based on the exchange price that would be received for an asset or paid to transfer a liability (exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Valuation techniques used to measure fair value maximize the use of observable inputs and minimize the use of unobservable inputs. We use a fair value hierarchy with three levels of inputs, of which the first two are considered observable and the last unobservable, to measure fair value. The fair value hierarchy gives the highest priority to quoted prices in active markets for identical assets or liabilities (Level 1). The next highest priority is based on quoted prices for similar assets or liabilities in active markets or quoted prices for identical or similar assets or liabilities in non-active markets or other observable inputs (Level 2). The lowest priority is given to unobservable inputs (Level 3). The following provides information regarding fair value measurements for our cash equivalents and marketable securities as of March 31, 2018 and December 31, 2017 according to the three-level fair value hierarchy:

	As of
	March 31, 2018
	Quoted Prices
	in Active	Significant
	Markets for	Other	Significant
	Identical	Observable	Unobservable
	Assets	Inputs	Inputs
(In thousands)	(Level 1)	(Level 2)	(Level 3)	Total
Recurring Fair Value Measurements:
Money market mutual funds	$19,335	$—	$—	$19,335
U.S. government and agency obligations	—	10,945	—	10,945
Corporate debt securities	—	4,983	—	4,983
Total	$19,335	$15,928	$—	$35,263

	As of
	December 31, 2017
	Quoted Prices
	in Active	Significant
	Markets for	Other	Significant
	Identical	Observable	Unobservable
	Assets	Inputs	Inputs
(In thousands)	(Level 1)	(Level 2)	(Level 3)	Total
Recurring Fair Value Measurements:
Money market mutual funds	$9,212	$—	$—	$9,212
U.S. government and agency obligations	1,000	10,941	—	11,941
Corporate debt securities	—	8,003	—	8,003
Total	$10,212	$18,944	$—	$29,156

During the three months ended March 31, 2018, there were no transfers within the three-level hierarchy. A significant transfer is recognized when the inputs used to value a security have been changed, which merits a transfer between the disclosed levels of the valuation hierarchy.

The fair values for our money market mutual funds, U.S. government and agency obligations and corporate debt securities are determined based on valuations provided by external investment managers who obtain them from a variety of industry standard data providers.

The carrying amounts of financial instruments such as cash equivalents, accounts receivable, other assets, accounts payable, accrued expenses and other liabilities approximate their related fair values due to the short-term maturities of these items. Non-financial assets, such as equipment and leasehold improvements, and intangible assets are subject to non-recurring fair value measurements if they are deemed impaired. We had no re-measurements of non-financial assets to fair value in the three months ended March 31, 2018.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and the accompanying notes thereto included elsewhere in this report.

Overview

We are a medical technology company that develops and provides innovative medical devices for the treatment of chronic diseases. Our mission is to help people suffering from chronic diseases live better and care for themselves at home. We focus our efforts on advancing the standard of care in treating chronic diseases in the home setting to improve patient outcomes and quality of life and help control rising healthcare expenditures. Our initial area of therapeutic focus is vascular disease, with a goal of advancing the standard of care in treating lymphedema and chronic venous insufficiency. We possess a unique, scalable platform to deliver at-home healthcare solutions throughout the United States. This evolving home care delivery model is recognized by policy makers and insurance payers as a key for controlling rising healthcare costs. Our solutions deliver cost-effective, clinically proven, long-term treatment for patients with these chronic diseases.

Our proprietary products are the Flexitouch, Entre, and Actitouch systems. A predecessor to our Flexitouch system received 510(k) clearance from the U.S. Food and Drug Administration (the “FDA”) in July 2002, and we introduced the system to address the many limitations of self-administered home-based manual lymphatic drainage therapy. We began selling our more advanced Flexitouch system after receiving 510(k) clearance from the FDA in October 2006. In September 2016, we received 510(k) clearance from the FDA for the Flexitouch system in treating lymphedema of the head and neck. In June 2017, we announced that we received 510(k) clearance from the FDA for the Flexitouch Plus, the third-generation version of our Flexitouch system. We derive the vast majority of our revenues from our Flexitouch system. For the three months ended March 31, 2018 and 2017, sales of our Flexitouch system represented 91% and 88% of our revenues, respectively.

In September 2012, we acquired our second proprietary product, the Actitouch system. The system received 510(k) clearance from the FDA in June 2013, and we began selling the product in September 2013 to address the many limitations of multilayered bandages that are worn by patients suffering from venous leg ulcers. We also introduced our Entre system in the United States in February 2013. The Entre system is sold to patients who need a more basic pump or who do not yet qualify for insurance reimbursement for an advanced compression device such as our Flexitouch system. For the three months ended March 31, 2018 and 2017, sales of our Entre and Actitouch systems combined represented 9% and 12% of our revenues, respectively.

To support the growth of our business, we invest heavily in our commercial infrastructure, consisting of our direct salesforce, home training resources, reimbursement capabilities and clinical expertise. We market our products in the United States using a direct-to-patient and -provider model. Our direct salesforce has grown from three representatives in March 2005 to a team of over 160 people as of March 31, 2018. This model allows us to directly approach patients and clinicians, whereby we disintermediate the traditional durable medical equipment channel, allowing us to capture both the manufacturer and distributor margins. We also utilize over 470 licensed, independent healthcare practitioners as home trainers who educate patients on the proper use of our systems. We invest substantial resources in our reimbursement operations group of over 80 people that focuses on verifying case-by-case benefits, obtaining prior authorization, billing and collecting payments from payers, and providing customer support services. Our payer relations group of 35 people is responsible for developing relationships with insurance payer decision-makers to educate them on our product efficacy, developing overall payer coverage policies and reimbursement criteria, managing Medicare patient claims and contracts with payers, and serving as an advocacy liaison between patients, clinicians and payers throughout the appeals process. We also have a clinical team, consisting of a scientific advisory board, in-house therapists and nurses, and a medical director (part-time), that serves as a resource to clinicians and patients and guides the development of clinical evidence in support of our products.

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

We generated revenues of $26.8 million and had a net loss of $50,000 in the three months ended March 31, 2018, compared to revenues of $19.9 million and a net loss of $1.5 million in the three months ended March 31, 2017. Our primary sources of capital to date have been from operating income, private placements of our capital stock, and capital raised in our initial public offering, which closed on August 2, 2016. We operate in one segment for financial reporting purposes.

Results of Operations

Comparison of the Three Months Ended March 31, 2018 and 2017

The following table presents our results of operations for the periods indicated.

	Three Months Ended
	March 31,				Change
(Dollars in thousands)	2018		2017		$	%
Condensed Consolidated Statement of		% of		% of
Operations Data:		revenue		revenue
Revenues	$26,848	100%	$19,850	100%	$6,998	35%
Cost of goods sold	7,309	27%	5,624	28%	1,685	30%
Gross profit	19,539	73%	14,226	72%	5,313	37%
Operating expenses
Sales and marketing	12,557	48%	10,166	51%	2,391	24%
Research and development	1,437	5%	1,118	6%	319	29%
Reimbursement, general and administrative	7,372	27%	5,874	30%	1,498	26%
Total operating expenses	21,366	80%	17,158	87%	4,208	25%
Loss from operations	(1,827)	(7)%	(2,932)	(15)%	1,105	(38)%
Other income	91	—%	55	—%	36	65%
Loss before income taxes	(1,736)	(7)%	(2,877)	(15)%	1,141	(40)%
Income tax benefit	(1,686)	(7)%	(1,373)	(7)%	(313)	23%
Net loss	$(50)	—%	$(1,504)	(8)%	$1,454	(97)%

Revenues

Revenues increased $7.0 million, or 35%, to $26.8 million in the three months ended March 31, 2018, compared to $19.9 million in the three months ended March 31, 2017. The growth in revenues was attributable to an increase of approximately $7.0 million, or 40%, in sales of our Flexitouch system in the three months ended March 31, 2018. The increase in Flexitouch system sales was largely driven by expansion of our salesforce, growth in the Veterans Administration channel, increased physician and patient awareness of the treatment options for lymphedema, and expanded increased contractual coverage with national and regional insurance payers.

Revenues from the Veterans Administration represented 23% and 18% of total revenues in the three months ended March 31, 2018 and 2017, respectively. Revenues from Medicare represented 7% and 12% of total revenues in the three months ended March 31, 2018 and 2017, respectively.

The following table summarizes our revenues by product for the three months ended March 31, 2018 and 2017, both in dollars and percentage of total revenues:

	Three Months Ended
	March 31,		Change
(Dollars in thousands)	2018	2017	$	%
Revenues
Flexitouch system	$24,530	$17,526	$7,004	40%
Entre/Actitouch systems	2,318	2,324	(6)	— %
Total	$26,848	$19,850	$6,998	35%

Percentage of total revenues
Flexitouch system	91%	88%
Entre/Actitouch systems	9%	12%
Total	100%	100%

Our business is affected by seasonality. In the first quarter of each year, when most patients have started a new insurance year and have not yet met their annual out-of-pocket payment obligations, we experience substantially reduced demand for our products. We typically experience higher sales in the third and fourth quarters as a result of patients having paid their annual insurance deductibles in full, thereby reducing their out-of-pocket costs for our products, and because patients often spend the remaining balances in their healthcare flexible spending accounts at that time. This seasonality applies only to purchases of our products by patients covered by commercial insurance and is not relevant to Medicare, Medicaid, or the Veterans Administration, as those payers do not have plans that include patient deductibles for purchases of our products.

Cost of Goods Sold and Gross Margin

Cost of goods sold increased $1.7 million, or 30%, to $7.3 million in the three months ended March 31, 2018, compared to $5.6 million in the three months ended March 31, 2017. The increase in cost of goods sold in the three months ended March 31, 2018 compared to the same period in 2017 was primarily attributable to an increase in the number of Flexitouch systems sold, as well as additional manufacturing headcount to support increased volumes.

Gross margin was 73% and 72% of sales in the three months ended March 31, 2018 and 2017, respectively.

Sales and Marketing Expenses

Sales and marketing expenses increased $2.4 million, or 24%, to $12.6 million in the three months ended March 31, 2018, compared to $10.2 million in the three months ended March 31, 2017. The year-over-year increase was primarily driven by a $1.5 million increase in personnel-related compensation expense due to increased sales and marketing headcount, including $0.3 million of incremental stock-based compensation expense. In addition, other sales and marketing expenses increased $0.9 million driven by increased spending associated with marketing awareness initiatives.

Research and Development Expenses

Research and development (“R&D”) expenses increased $0.3 million, or 29%, to $1.4 million in the three months ended March 31, 2018, compared to $1.1 million in the three months ended March 31, 2017. The increase was primarily related to increased clinical studies and engineering consulting expenses.

Reimbursement, General and Administrative Expenses

Reimbursement, general and administrative expenses increased $1.5 million, or 26%, to $7.4 million in the three months ended March 31, 2018, compared to $5.9 million in the three months ended March 31, 2017. This increase was primarily attributable to a $0.9 million increase in personnel-related compensation expense as a result of increased headcount in our reimbursement operations, payer relations and corporate functions, including $0.2 million of incremental stock-based compensation expense, as well as a $0.6 million increase in professional fees, legal expenses and volume-based service charges.

Other Income, Net

Other income was $91,000 and $55,000 in the three months ended March 31, 2018 and 2017, respectively. The increase in other income was primarily due to investment income earned on our marketable securities.

Income Taxes

We recorded an income tax benefit of $1.7 million and $1.4 million in the three months ended March 31, 2018 and 2017, respectively. The current period tax benefit was primarily due to tax benefits related to tax-deductible stock-based compensation activity recognized in the current quarter. The significant tax deductions related to tax benefits with respect to the vesting of restricted stock units, exercises of non-qualified stock options, and disqualifying dispositions of incentive stock options and ESPP shares. The income tax benefit in the current reporting period significantly contributed to the reduction in our net loss for the three months ended March 31, 2018.

Liquidity and Capital Resources

Cash Flows

At March 31, 2018, our principal sources of liquidity were cash and cash equivalents of $25.3 million, marketable securities of $15.9 million and net accounts receivable of $14.2 million.

The following table summarizes our cash flows for the periods indicated:

	Three Months Ended
	March 31,
(In thousands)	2018	2017
Net cash (used in) provided by:
Operating activities	$(2,173)	$(316)
Investing activities	4,568	(9,757)
Financing activities	(1,050)	86
Net increase (decrease) in cash and cash equivalents	$1,345	$(9,987)

Operating Activities

Net cash used in operating activities in the three months ended March 31, 2018 was $2.2 million, resulting from a net loss of $0.1 million and a net increase in operating assets and liabilities of $3.9 million, partially offset by non-cash operating expenses of $1.7 million. The changes in net operating assets and liabilities were primarilty due to a $3.6 million increase in inventories, associated with the upcoming commercial launch of our next-generation Flexitouch system; a $1.9 million decrease in accrued payroll and related taxes, driven by the payment of 2017 bonuses; and a $1.8 million increase in income taxes receivable, driven by the current period tax benefit associated with tax-deductible stock-based compensation activity, partially offset by a $3.6 million decrease in accounts receivable. The non-cash operating expenses primarily consisted of $1.5 million of stock-based compensation and $0.5 million of depreciation and amortization of equipment, leasehold improvements and patents.

Net cash used in operating activities in the three months ended March 31, 2017 was $0.3 million, resulting from a net loss of $1.5 million, partially offset by non-cash operating expenses of $0.9 million and a net decrease in operating assets and liabilities of $0.2 million. The non-cash operating expenses primarily consisted of $1.0 million of stock-based compensation and $0.3 million of depreciation and amortization of equipment, leasehold improvements and patents, partially offset by a $0.3 million decrease in allowances for doubtful accounts.

Investing Activities

Net cash provided by investing activities during the three months ended March 31, 2018 was $4.6 million, consisting primarily of $5.0 million in sales and maturities of marketable securities, partially offset by $0.4 million in purchases of product tooling and computer and manufacturing equipment.

Net cash used in investing activities during the three months ended March 31, 2017 was $9.8 million, consisting primarily of net purchases of marketable securities of $9.0 million and $0.7 million in purchases of product tooling, computer and manufacturing equipment, and leasehold improvements to our corporate headquarters office.

Financing Activities

Net cash used in financing activities during the three months ended March 31, 2018 was $1.1 million, consisting of $1.2 million in taxes paid for the net share settlement of stock-settled restricted stock units, partially offset by proceeds from exercises of common stock options of $0.1 million.

Net cash provided by financing activities during the three months ended March 31, 2017, was $0.1 million, consisting of proceeds from exercises of common stock options and warrants.

Credit Line

At March 31, 2017 we had a $2.0 million line of credit with a bank that bore interest based on the prime rate. There was no outstanding balance on the line of credit as of March 31, 2017. The line of credit expired on May 11, 2017, and there was no outstanding balance on the line as of that date.

Adequacy of Capital Resources

Our future capital requirements may vary significantly from those now planned and will depend on many factors, including:

•	sales and marketing resources needed to further penetrate our market;
•	expansion of our operations domestically and/or internationally;
•	responses of competitors to our solutions and applications;
•	costs associated with clinical research activities;
•	costs to develop and implement new products; and
•	use of capital for acquisitions, if any.

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

Inflation and changing prices did not have a material effect on our business during the three months ended March 31, 2018, and we do not expect that inflation or changing prices will materially affect our business in the foreseeable future.

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

Contractual and Commercial Commitments Summary

Our contractual obligations and commercial commitments as of March 31, 2018 are summarized below:

	Payments Due By Period
		Less Than			More Than
(In thousands)	Total	1 Year	1-3 Years	3-5 Years	5 Years
Purchase commitments (1)	$10,724	$10,724	$—	$—	$—
Operating lease obligations (2)	2,900	899	1,475	526	—
Future product royalties (3)	15	15	—	—	—
Total	$13,639	$11,638	$1,475	$526	$—
(1)	We issued purchase orders in 2017 totaling $10.7 million for items that we expect to receive between April and December of 2018.
(2)

We currently lease approximately 52,000 square feet of office space at our corporate headquarters in Minneapolis, Minnesota under a lease that expires in July 2021 and an additional 36,200 square feet of office, assembly and warehouse space at a second leased facility in Minneapolis, Minnesota under a lease that expires in November 2021. We entered into a fleet vehicle program for certain members of our field sales organization in 2016. At March 31, 2018, we had 12 vehicles under this program with current lease commitments.

(3)

We are required to make quarterly royalty payments to a third party for our Actitouch system revenues through August 2023. Beginning in September 2017, the payments are equal to 6% of our quarterly revenues attributable to our Actitouch system. In any year that these revenues exceed $40.0 million, we are required to pay 7% on revenues over $40.0 million and 6% on revenues of $40.0 million and under. Because our revenues attributable to our Acitouch system, and therefore the amount of royalty payments we will be required to pay in the future, are unknown, this amount only reflects royalties due associated with a portion of our 2018 Actitouch revenues.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements, investments in special purpose entities or undisclosed borrowings or debt. Additionally, we are not a party to any derivative contracts or synthetic leases.

Recent Accounting Pronouncements

Refer to Note 3 - “Summary of Significant Accounting Policies” of our condensed consolidated financial statements contained in this report for a description of recently issued accounting pronouncements that are applicable to our business.

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

Critical Accounting Policies and Estimates

A “critical accounting policy” is one that is both important to the portrayal of our financial condition and results and requires management’s most subjective or complex judgments, often as a result of the need to make estimates about the effect of items that are inherently uncertain. For additional information, please see the discussion of our significant accounting policies under “Critical Accounting Policies and Significant Estimates” in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2017.

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

Credit Risk

As of March 31, 2018 and December 31, 2017, our cash, cash equivalents and marketable securities were maintained with two financial institutions in the United States. We have reviewed the financial statements of these institutions and believe they have sufficient assets and liquidity to conduct their operations in the ordinary course of business with little or no credit risk to us.

Our accounts receivable primarily relate to revenues from the sale of our products to patients in the United States. As of March 31, 2018 and 2017, our accounts receivable were $17.2 million and $14.3 million, respectively. We had accounts receivable from three insurance companies representing approximately 25%, 17% and 6% of accounts receivable as of March 31, 2018, and we had accounts receivable from three insurance companies representing approximately 25%, 18% and 5% of accounts receivable as of March 31, 2017.

Foreign Currency Risk

Our business is conducted in U.S. dollars and international transactions have been minimal. As we begin building relationships to commercialize and distribute our products internationally, our results of operations and cash flows may become increasingly subject to changes in foreign exchange rates

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2018. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 31, 2018, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There were no material changes in our internal control over financial reporting during the three months ended March 31, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors.

In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the factors discussed in “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2017, which could materially affect our business, financial condition or future results. There have been no material changes in our risk factors from those disclosed in that report.

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

The net offering proceeds to us, after deducting underwriting discounts of approximately $2.9 million and offering expenses paid by us totaling approximately $2.9 million, were approximately $35.4 million. No offering expenses were paid directly or indirectly to any of our directors or officers (or their associates) or persons owning 10% or more of any class of our equity securities or to any other affiliates. We also paid $8.2 million in cumulative accrued dividends to our Series A preferred stockholders from the issuance proceeds.

At March 31, 2018, the net proceeds from our initial public offering were held in a diversified portfolio of bank deposits, government money market funds, government securities (U.S. Treasury and U.S. government agency securities), and high-grade short-term corporate bonds. All investments were in compliance with our Investment Policy and are highly liquid, with liquidity and capital preservation being the primary investment objectives. There has been no material change in our planned uses of the net proceeds from those described in the Prospectus dated July 27, 2016.

Item 3. Defaults Upon Senior Securities.

Not applicable.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

The exhibits filed as part of this Quarterly Report on Form 10-Q are set forth on the Exhibit Index below.

EXHIBIT INDEX

Incorporated by Reference
Exhibit			File		Exhibit	Filed
Number	Description of Exhibit	Form	Number	Date of Filing	Number	Herewith
3.1	Fourth Amended and Restated Certificate of Incorporation	S-1	333-209115	06/09/2016	3.1

3.2	Amended and Restated By-laws	S-1	333-209115	05/06/2016	3.2

10.1	Form of Performance Stock Unit Agreement under the Company’s 2016 Equity Incentive Plan to be used for awards beginning in 2018	8-K	001-37799	02/27/2018	10.1

10.2	Non-Employee Director Compensation Policy					X

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) / 15d-14(a) of the Securities Exchange Act of 1934, as amended					X

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) / 15d-14(a) of the Securities Exchange Act of 1934, as amended					X

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

101.1

The following condensed consolidated financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2018, formatted in XBRL: (i) Balance Sheets (unaudited), (ii) Statements of Operations (unaudited), (iii) Statements of Comprehensive Income (unaudited); (iv) Statements of Stockholders’ Equity (unaudited), (v) Statements of Cash Flows (unaudited), and (vi) Notes to the Condensed Consolidated Financial Statements.

X

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Tactile Systems Technology, Inc.

Date: May 7, 2018	By:	/s/ Lynn L. Blake
Lynn L. Blake
Chief Financial Officer
(Principal financial and accounting officer)