Form 10-Q
period 2018-06-30
TACTILE SYSTEMS TECHNOLOGY INC
filed 2018-08-06
CIK 1027838

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

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

As of August 3, 2018 there were 18,331,393 shares of common stock, $0.001 par value per share, outstanding.

Forward-Looking Information

All statements, other than statements of historical facts, contained in this Quarterly Report on Form 10-Q, including statements regarding our business, operations and financial performance and condition, as well as our plans, objectives and expectations for our business, operations and financial performance and condition, are forward-looking statements. In some cases, you can identify forward-looking statements by the following words: "anticipate," "believe," "continue," "could," "estimate," "expect," "intend," "may," "might," "target," "ongoing," "plan," "potential," "predict," "project," "should," "will," "would," or the negative of these terms or other comparable terminology, although not all forward-looking statements contain these words. Forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our results, levels of activity, performance or achievements to be materially different from the information expressed or implied by the forward-looking statements in this Quarterly Report on Form 10-Q. Forward-looking statements may include, among other things, statements relating to:

•	our expectations regarding the potential market size and widespread adoption of our products;
•	our ability to increase awareness of lymphedema and chronic venous insufficiency and to demonstrate the clinical and economic benefits of our solutions to clinicians and patients;
•	developments and projections relating to our competitors or our industry;
•	the expected growth in our business and our organization, including outside of the United States;
•	our ability to achieve and maintain adequate levels of coverage or reimbursement for our products and the effect of changes to the level of Medicare coverage;
•	our financial performance, our estimates of our expenses, future revenues, capital requirements and our needs for, or ability to obtain, additional financing;
•	our ability to retain and recruit key personnel, including the continued development and expansion of our sales and marketing organization;
•	our ability to obtain an adequate supply of components for our products from our third-party suppliers;
•	our ability to obtain and maintain intellectual property protection for our products or avoid claims of infringement;
•	our ability to identify and develop new products;
•	our compliance with extensive government regulation; and
•	the volatility of our stock price.

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

PART I—FINANCIAL INFORMATION

Item 1.  Financial Statements.

Tactile Systems Technology, Inc.

Condensed Consolidated Balance Sheets

(Unaudited)

(Unaudited)
	June 30,	December 31,
(In thousands, except share and per share data)	2018	2017
Assets
Current assets
Cash and cash equivalents	$17,320	$23,968
Marketable securities	23,802	19,944
Accounts receivable, net	17,529	17,623
Inventories	16,437	11,040
Income taxes receivable	5,205	2,119
Prepaid expenses and other current assets	947	2,178
Total current assets	81,240	76,872
Property and equipment, net	4,012	3,776
Other assets
Intangible assets, net	2,984	2,218
Medicare accounts receivable, long-term	1,648	2,718
Deferred income taxes	2,648	2,662
Other non-current assets	201	201
Total other assets	7,481	7,799
Total assets	$92,733	$88,447

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$4,649	$4,253
Accrued payroll and related taxes	5,520	6,706
Accrued expenses	2,033	2,598
Future product royalties	9	17
Other current liabilities	316	945
Total current liabilities	12,527	14,519
Long-term liabilities
Accrued warranty reserve, long-term	1,437	1,141
Total liabilities	13,964	15,660

Commitments and Contingencies (see Note 8)

Stockholders’ equity
Preferred stock, $0.001 par value, 50,000,000 shares authorized; none issued and outstanding as of June 30, 2018 and December 31, 2017	—	—
Common stock, $0.001 par value, 300,000,000 shares authorized; 18,313,061 shares issued and 18,286,975 shares outstanding as of June 30, 2018; 17,872,465 shares issued and 17,846,379 shares outstanding as of December 31, 2017	18	18
Additional paid-in capital	73,678	70,224
Retained earnings	5,604	3,082
Accumulated other comprehensive loss	(38)	(44)
Less: treasury stock, at cost — 26,086 shares as of June 30, 2018 and December 31, 2017	(493)	(493)
Total stockholders’ equity	78,769	72,787
Total liabilities and stockholders’ equity	$92,733	$88,447

See accompanying notes to the condensed consolidated financial statements.

Tactile Systems Technology, Inc.

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands, except share and per share data)	2018	2017	2018	2017
Revenues, net	$34,133	$26,264	$60,981	$46,114
Cost of goods sold	9,610	7,034	16,919	12,658
Gross profit	24,523	19,230	44,062	33,456
Operating expenses
Sales and marketing	14,452	10,645	27,009	20,811
Research and development	1,289	1,465	2,726	2,583
Reimbursement, general and administrative	7,471	6,390	14,843	12,264
Total operating expenses	23,212	18,500	44,578	35,658
Income (loss) from operations	1,311	730	(516)	(2,202)
Other income	132	64	223	119
Income (loss) before income taxes	1,443	794	(293)	(2,083)
Income tax benefit	(1,129)	(2,993)	(2,815)	(4,366)
Net income	$2,572	$3,787	$2,522	$2,283
Net income per common share
Basic	$0.14	$0.22	$0.14	$0.13
Diluted	$0.13	$0.20	$0.13	$0.12
Weighted-average common shares used to compute net income per common share
Basic	18,155,543	17,176,386	18,076,546	17,028,237
Diluted	19,313,156	18,814,565	19,204,100	18,713,421

See accompanying notes to the condensed consolidated financial statements.

Tactile Systems Technology, Inc.

Condensed Consolidated Statements of Comprehensive Income

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands)	2018	2017	2018	2017
Net income	$2,572	$3,787	$2,522	$2,283
Other comprehensive income (loss):
Unrealized gain (loss) on marketable securities	26	(8)	19	(21)
Income tax related to items of other comprehensive income (loss)	(14)	6	(13)	12
Total other comprehensive income (loss)	12	(2)	6	(9)
Comprehensive income	$2,584	$3,785	$2,528	$2,274

See accompanying notes to the condensed consolidated financial statements.

Tactile Systems Technology, Inc.

Condensed Consolidated Statements of Stockholders’ Equity

(Unaudited)

				Retained	Accumulated
			Additional	Earnings	Other
	Common Stock		Paid-In	(Accumulated	Comprehensive	Treasury
(In thousands, except share data)	Shares	Par Value	Capital	Deficit)	Loss	Stock	Total
Balances, December 31, 2016	16,833,737	$17	$62,406	$(2,773)	$(11)	$—	$59,639
Stock-based compensation	—	—	2,137	—	—	—	2,137
Exercise of common stock options and warrants and vesting of restricted stock units	473,740	1	578	—	—	—	579
Taxes paid for net share settlement of restricted stock units	—	—	(153)	—	—	—	(153)
Common shares issued for employee stock purchase plan	259,981	—	2,210	—	—	—	2,210
Shares repurchased to cover taxes from restricted stock award vesting	(26,087)	—	—	—	—	(493)	(493)
Comprehensive income for the period	—	—	—	2,283	(9)	—	2,274
Balances, June 30, 2017	17,541,371	$18	$67,178	$(490)	$(20)	$(493)	$66,193

Balances, December 31, 2017	17,846,379	18	70,224	3,082	(44)	(493)	72,787
Stock-based compensation	—	—	3,258	—	—	—	3,258
Exercise of common stock options and vesting of restricted stock units	377,018	—	571	—	—	—	571
Taxes paid for net share settlement of restricted stock units	—	—	(1,791)	—	—	—	(1,791)
Common shares issued for employee stock purchase plan	63,578	—	1,416	—	—	—	1,416
Comprehensive income for the period	—	—	—	2,522	6	—	2,528
Balances, June 30, 2018	18,286,975	$18	$73,678	$5,604	$(38)	$(493)	$78,769

See accompanying notes to the condensed consolidated financial statements.

Tactile Systems Technology, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Six Months Ended
	June 30,
(In thousands)	2018	2017
Cash flows from operating activities
Net income	$2,522	$2,283
Adjustments to reconcile net income to net cash used in operating activities
Depreciation and amortization	1,687	664
Stock-based compensation expense	3,258	2,137
Change in allowance for doubtful accounts	250	(296)
Loss on disposal of equipment	3	—
Changes in assets and liabilities:
Accounts receivable	(156)	2,389
Inventories	(5,397)	(3,077)
Income taxes receivable	(3,086)	(5,263)
Prepaid expenses and other assets	231	354
Medicare accounts receivable – long-term	1,070	(138)
Accounts payable	309	851
Accrued payroll and related taxes	(1,186)	(3,574)
Accrued expenses and other liabilities	(896)	688
Future product royalties	(8)	(33)
Net cash used in operating activities	(1,399)	(3,015)
Cash flows from investing activities
Proceeds from sales and maturities of marketable securities	9,000	1,000
Purchases of marketable securities	(11,844)	(11,049)
Purchases of property and equipment	(1,700)	(1,516)
Intangible asset costs	(901)	(23)
Other investments	—	(145)
Net cash used in investing activities	(5,445)	(11,733)
Cash flows from financing activities
Taxes paid for net share settlement of restricted stock units	(1,791)	(153)
Proceeds from exercise of common stock options and warrants	571	579
Proceeds from the issuance of common stock from the employee stock purchase plan	1,416	2,210
Shares repurchased to cover taxes from restricted stock award vesting	—	(493)
Net cash provided by financing activities	196	2,143
Net change in cash and cash equivalents	(6,648)	(12,605)
Cash and cash equivalents – beginning of period	23,968	30,701
Cash and cash equivalents – end of period	$17,320	$18,096
Supplemental cash flow disclosure
Cash paid for taxes	$436	$898
Capital expenditures incurred but not yet paid	$87	$294

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

Our business is affected by seasonality. In the first quarter of each year, when most patients have started a new insurance year and have not yet met their annual out-of-pocket payment obligations, we experience substantially reduced demand for our products. We typically experience higher sales in the third and fourth quarters as a result of patients having paid their annual insurance deductibles in full, thereby reducing their out-of-pocket costs for our products, and because patients often spend the remaining balances in their healthcare flexible spending accounts at that time. This seasonality applies only to purchases of our products by patients covered by commercial insurance and is not relevant to Medicare, Medicaid, or the Veterans Administration, as those payers either do not have plans that have declining deductibles over the course of the plan year or do not have plans that include patient deductibles for purchases of our products.

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

The results for the six months ended June 30, 2018 are not necessarily indicative of results to be expected for the year ending December 31, 2018, or for any other interim period or for any future year. The condensed consolidated interim financial statements should be read in conjunction with the audited financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2017.

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

JOBS Act Accounting Election

As an emerging growth company under the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”), we currently are eligible to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies. We elected to take advantage of the extended transition period for adopting new or revised accounting standards that have different effective dates for public and private companies until such time as those standards apply to private companies. However, as of the last business day of our second fiscal quarter of 2018, the market value of our common stock that was held by non-affiliates exceeded $700 million, and as a result, we will no longer qualify as an emerging growth company as of December 31, 2018.  Therefore, after that date, we will no longer be able to take advantage of the extended transition period for adopting new or revised accounting standards.

Note 3.  Summary of Significant Accounting Policies

Significant Accounting Policies

During the six months ended June 30, 2018 there were no material changes in our significant accounting policies. See Note 3 - “Summary of Significant Accounting Policies” to the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2017 for information regarding our significant accounting policies.

Recent Accounting Pronouncements

We currently are an “emerging growth company” as defined by the JOBS Act. The JOBS Act provides that an emerging growth company can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act of 1933, as amended, (the “Securities Act”), for complying with new or revised accounting standards. In other words, an emerging growth company can selectively delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We elected to avail ourselves of this exemption and, as a result, our financial statements may not be comparable to the financial statements of issuers that are required to comply with the effective dates for new or revised accounting standards that are applicable to public companies. Section 107 of the JOBS Act provides that we can elect to opt out of the extended transition period at any time, which election is irrevocable. However, as of the last business day of our second fiscal quarter of 2018, the market value of our common stock that was held by non-affiliates exceeded $700 million, and as a result, we will no longer qualify as an emerging growth company as of December 31, 2018 and will no longer be able to take advantage of the extended transition period. Therefore, as of December 31, 2018, we will be required to adopt new or revised accounting standards when they are applicable to public companies that are not emerging growth companies.

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-09, “Revenue from Contracts with Customers.” The new section replaces Section 605, “Revenue Recognition,” and creates modifications to various other revenue accounting standards for specialized transactions and industries. The section is intended to conform revenue accounting principles with concurrently issued International Financial Reporting Standards to reconcile previously differing treatment between U.S. practices and those of the rest of the world and to enhance disclosures related to disaggregated revenue information. The updated guidance will be effective for us for our interim and annual reporting periods ending on or after December 31, 2018 due to the recent determination of our upcoming change in filing status. As a result, we have commenced project planning for our implementation, which has included engaging an accounting firm to assist us. We have not yet made a determination on our transition method, nor have we determined whether this standard will have a material impact on our financial statements.

In February 2016, the FASB issued ASU 2016-02, “Leases” (Topic 842), which supersedes the existing guidance for lease accounting, “Leases” (Topic 840). ASU 2016-02 requires lessees to recognize a lease liability and a right-of-use asset for all leases. Lessor accounting remains largely unchanged. The amendments in this ASU will be effective for us for interim and annual periods beginning after December 15, 2018. ASU 2016-02 requires a modified retrospective approach for all leases existing at, or entered into after, the date of initial adoption, with an option to elect to use certain transition relief. Due to the recent determination of our upcoming change in filing status, which has accelerated our required implementation date of this standard, we have commenced project planning for our implementation. We are currently evaluating whether this standard will have a material impact on our financial statements.

In June 2016, the FASB issued ASU No. 2016-13, “Financial Instruments — Credit Losses,” to require the measurement of expected credit losses for financial instruments held at the reporting date based on historical experience, current conditions and reasonable forecasts. The ASU will be effective for us for interim and annual periods beginning after December 15, 2019. Therefore, we plan to further evaluate the anticipated impact of the adoption of this ASU on our consolidated financial statements in future periods.

In August 2016, the FASB issued ASU No. 2016-15, “Statement of Cash Flows (Topic 230) — Classification of Certain Cash Receipts and Cash Payments,” to provide clarity on how certain cash receipt and cash payment transactions are presented and classified within the statement of cash flows. The ASU will be effective for us for interim and annual periods beginning after December 15, 2018. We do not anticipate any material impact on our consolidated financial statements in future periods as a result of the adoption of this ASU.

In January 2017, the FASB issued ASU No. 2017-01 “Business Combinations (Topic 805) — Clarifying the Definition of a Business,” to revise the definition of a business and provide new guidance to assist in the evaluation of transactions as either asset acquisitions (disposals) or business acquisitions (disposals). We currently are an “emerging growth company” as defined by the JOBS Act and this ASU will become effective for us on December 31, 2018 when we no longer qualify for that status. We have elected early adoption for interim transactions that have not previously been included in issued financial statements, which is permitted under this standard. The adoption of this standard did not have a material impact on our consolidated financial statements.

Note 4.  Asset Acquisition

On May 22, 2018, we acquired certain assets and the intellectual property of Wright Therapy Products, Inc. (“WTP”) for total consideration of approximately $875,000 plus a potential earn-out. The earn-out is based on certain revenue metrics over the seven-month period beginning June 30, 2018 and is capitalized to intangible assets. The assets include the rights to a portfolio of thirty-one issued and pending patents that include intellectual property related to WTP’s pneumatic compression therapy devices and five related trademarks, as well as certain customer accounts. Due to the nature of these patents and related trademarks, as well as our planned use, they have been classified as defensive intangible assets on the balance sheet. The acquisition was recorded as an asset acquisition, and an allocation of the purchase price, based on relative fair value, has been completed as reflected below:

	Gross	Weighted-Average
(Dollars in thousands)	Carrying Amount	Amortization Period
Defensive intangible assets	$787.8	7 years
Customer accounts	87.5	5 years
Total	$875.3

Note 5.  Marketable Securities

Our investments in marketable securities, all of which have original contractual maturities of twelve to twenty-five months, are classified as available-for-sale and consist of the following:

	As of June 30, 2018
		Unrealized		Fair
(In thousands)	Cost	Gains	Losses	Value
U.S. government and agency obligations	$17,863	$—	$41	$17,822
Corporate debt securities and certificates of deposit	5,990	—	10	5,980
Marketable securities	$23,853	$—	$51	$23,802

	As of December 31, 2017
		Unrealized		Fair
(In thousands)	Cost	Gains	Losses	Value
U.S. government and agency obligations	$11,997	$—	$56	$11,941
Corporate debt securities and certificates of deposit	8,017	—	14	8,003
Marketable securities	$20,014	$—	$70	$19,944

Unrealized losses and fair value of marketable securities aggregated by investment category and the length of time the securities were in a continuous loss position were as follows:

	As of June 30, 2018
	Less than 12 months		12 months or more		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(In thousands)	Value	Losses	Value	Losses	Value	Losses
U.S. government and agency obligations	$9,879	$26	$4,985	$15	$14,864	$41
Corporate debt securities and certificates of deposit	4,981	9	999	1	5,980	10
Marketable securities	$14,860	$35	$5,984	$16	$20,844	$51

	As of December 31, 2017
	Less than 12 months		12 months or more		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(In thousands)	Value	Losses	Value	Losses	Value	Losses
U.S. government and agency obligations	$5,974	$25	$5,967	$31	$11,941	$56
Corporate debt securities and certificates of deposit	7,005	13	998	1	8,003	14
Marketable securities	$12,979	$38	$6,965	$32	$19,944	$70

Note 6.  Intangible Assets

Our patents and other intangible assets, all of which are subject to amortization, are summarized as follows:

		As of June 30, 2018			As of December 31, 2017
	Weighted-Average	Gross			Gross
	Amortization	Carrying	Accumulated	Net	Carrying	Accumulated	Net
(Dollars in thousands)	Period	Amount	Amortization	Amount	Amount	Amortization	Amount
Patents	8 years	$3,540	$1,442	$2,098	$3,536	$1,318	$2,218
Defensive intangible assets	7 years	807	10	797	—	—	—
Customer accounts	5 years	90	1	89	—	—	—
Total		$4,437	$1,453	$2,984	$3,536	$1,318	$2,218

Amortization expense was $0.1 million for each of the three and six months ended June 30, 2018 and 2017. Future amortization expenses are expected as follows:

(In thousands)
2018 (July 1 - December 31)	$189
2019	379
2020	379
2021	379
2022	379
Thereafter	1,279
Total	$2,984

Note 7.  Accrued Expenses

Accrued expenses consisted of the following:

(In thousands)	As of June 30, 2018	As of December 31, 2017
Accrued taxes	$77	$1,070
Warranty	665	531
Travel and business	516	453
Legal and consulting	483	317
Deferred rent	166	173
Clinical studies	55	15
Other	71	39
Total	$2,033	$2,598

Note 8.  Commitments and Contingencies

Lease Obligations

In March 2008, we entered into a non-cancelable operating lease agreement for building space for our corporate headquarters that provides for monthly rent, real estate taxes and operating expenses. This lease was subsequently extended to July 31, 2021.

In July 2016, we entered into a non-cancelable operating lease agreement for building space to accommodate the relocation of our manufacturing, quality, engineering and research and development functions. This lease agreement extends through November 2021 and provides for monthly rent, real estate taxes and operating expenses.

Rent expense was $0.4 million and $0.3 million for the three months ended June 30, 2018 and 2017, respectively, and $0.7 million and $0.5 million for the six months ended June 30, 2018 and 2017, respectively.

In July 2016, we entered into a fleet vehicle lease program for certain members of our field sales organization. At June 30, 2018, we had 17 vehicles with future lease obligations under this program.

We also have operating lease agreements for certain computer and office equipment that expire in 2021. The leases provide an option to purchase the related equipment at fair market value at the end of the lease.

Future base minimum lease payments for all lease obligations are expected to be as follows for the years ending December 31:

		Computer/Office	Fleet Vehicle
(In thousands)	Buildings	Equipment	Program	Total
2018 (July 1 - December 31)	$405	$28	$82	$515
2019	866	51	38	955
2020	870	34	—	904
2021	592	3	—	595
2022	—			—
Thereafter	—	—	—	—
Total	$2,733	$116	$120	$2,969

Major Vendors

We had purchases from two major vendors that accounted for 44% and 39% of our total purchases for the three and six months ended June 30, 2018, respectively. We had purchases from three major vendors that accounted for 36% of our total purchases for each of the three and six months ended June 30, 2017.

Purchase Commitments

We issued purchase orders in 2017 totaling $5.9 million for items that we expect to receive between August and December of 2018.

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

Retirement Plan

We maintain a 401(k) retirement plan for our employees in which eligible employees can contribute a percentage of their pre-tax compensation. We may also make discretionary contributions to the 401(k) plan. We made contributions of $58,000 and $48,000 for the three months ended June 30, 2018 and 2017, respectively, and $111,000 and $93,000 for the six months ended June 30, 2018 and 2017, respectively.

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

Stock-Based Compensation

Our 2016 Equity Incentive Plan (the “2016 Plan”) authorizes us to grant stock options, stock appreciation rights, restricted stock, stock units and other stock-based awards to employees, non-employee directors and certain consultants and advisors. There were up to 4,800,000 shares of our common stock initially reserved for issuance pursuant to the 2016 Plan. The 2016 Plan provides that the number of shares reserved and available for issuance under the 2016 Plan will automatically increase annually on January 1 of each calendar year, commencing in 2017 and ending on and including January 1, 2026, by an amount equal to the lesser of: (a) 5% of the number of common shares of stock outstanding as of December 31 of the immediately preceding calendar year, or (b) 2,500,000 shares; provided, however, that our Board of Directors may determine that any annual increase be a lesser number. In addition, all awards granted under our 2007 Omnibus Stock Plan and our 2003 Stock Option Plan that were outstanding when the 2016 Plan became effective and that are forfeited, expire, are cancelled, are settled for cash or otherwise not issued, will become available for issuance under the 2016 Plan. Effective January 1, 2017, 841,686 shares were added to the 2016 Plan, as available for issuance thereunder, pursuant to the automatic increase feature of the 2016 Plan. Effective January 1, 2018, 892,318 shares were added to the 2016 Plan, as available for issuance thereunder, pursuant to the automatic increase feature of the 2016 Plan. As of June 30, 2018, 5,230,344 shares were available for future grant pursuant to the 2016 Plan.

Upon adoption and approval of the 2016 Plan, all of our previous equity incentive compensation plans were terminated. However, existing awards under those plans continue to vest in accordance with the original vesting schedules and will expire at the end of their original terms.

We recorded stock-based compensation expense of $1.8 million and $1.2 million for the three months ended June 30, 2018 and 2017, respectively, and $3.3 million and $2.1 million for the six months ended June 30, 2018 and 2017, respectively. This expense was allocated as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands)	2018	2017	2018	2017
Cost of goods sold	$69	$49	$109	$98
Sales and marketing expenses	786	354	1,438	669
Research and development expenses	25	21	94	44
Reimbursement, general and administrative expenses	897	756	1,617	1,326
Total stock-based compensation expense	$1,777	$1,180	$3,258	$2,137

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

Stock-based compensation expense included in our Condensed Consolidated Statements of Operations for stock options was $0.5 million and $0.3 million for the three months ended June 30, 2018 and 2017, respectively, and $1.0 million and $0.5 million for the six months ended June 30, 2018 and 2017, respectively.

At June 30, 2018, there was approximately $4.9 million of total unrecognized pre-tax stock option expense under our equity compensation plans, which is expected to be recognized on a straight-line basis over a weighted-average period of 2.8 years.

Stock option activity for the six months ended June 30, 2018 is summarized as follows:

		Weighted-	Weighted-
		Average	Average	Aggregate
	Options	Exercise Price	Remaining	Intrinsic
(In thousands except share, per share and years data)	Outstanding	Per Share (1)	Contractual Life	Value (2)
Balance at December 31, 2017	1,487,720	$8.41	6.2 years	$29,611
Granted	110,521	$35.01
Exercised	(265,139)	$2.16		$9,842
Forfeited	(20,851)	$20.91
Balance at June 30, 2018	1,312,251	$11.72	6.3 years	$52,860

Options exercisable at June 30, 2018	806,689	$3.67	4.9 years	$38,989

(1)	The exercise price of each option granted during the period shown was equal to the market price of the underlying stock on the date of grant.
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

Options exercisable of 1,152,453 as of June 30, 2017 had a weighted-average exercise price of $1.92 per share.

Stock-Settled Restricted Stock Units

We have granted both time-based and performance-based stock-settled restricted stock units to certain participants under the 2016 Plan.

Time-based stock-settled restricted stock units granted under the 2016 Plan vest over one to three years. These awards are stock-settled with common shares. Stock-based compensation expense included in our Condensed Consolidated Statements of Operations for time-based stock-settled restricted stock units was $0.9 million and $0.7 million for the three months ended June 30, 2018 and 2017, respectively, and $1.7 million and $1.2 million for the six months ended June 30, 2018 and 2017, respectively. As of June 30, 2018, there was approximately $6.0 million of total unrecognized pre-tax compensation expense related to outstanding time-based stock-settled restricted stock units that is expected to be recognized over a weighted-average period of 2.0 years. Our time-based stock-settled restricted stock unit activity for the six months ended June 30, 2018 was as follows:

		Weighted-
		Average Grant	Aggregate
	Units	Date Fair Value	Intrinsic
(In thousands except unit and per unit data)	Outstanding	Per Unit	Value (1)
Balance at December 31, 2017	441,507	$16.38	$12,795
Granted	86,416	$33.70
Vested	(166,746)	$21.96
Cancelled	(16,901)	$20.02
Balance at June 30, 2018	344,276	$27.72	$17,902

Deferred and unissued at June 30, 2018 (2)	3,147	$27.74	$164

(1)	The aggregate intrinsic value of stock-settled restricted stock units outstanding was based on our closing stock price on the last trading day of the period.
(2)

For the six months ended June 30, 2018, there were 934 restricted stock units granted to non-employee directors in lieu of their quarterly cash retainer payments. These restricted stock units were fully vested upon grant and represent the right to receive one share of common stock, per unit, upon the earlier of the directors’ termination of service as a director of ours or the occurrence of a change of control of us. These restricted stock units are included in the “Granted” line in the table above and are also included in the “Vested” line in the table above due to their being fully vested upon grant. As of June 30, 2018, there were 3,147 outstanding restricted stock units that have been granted to non-employee directors in lieu of their quarterly director retainer payments. These restricted stock units are not included in the “Balance at June 30, 2018” line in the table above because they are fully vested.

In February 2018, we granted 67,982 performance-based stock-settled restricted stock units (“PSUs”), which represents the target number of PSUs under these awards, to certain participants under the 2016 Plan. These PSUs have both performance-based and time-based vesting features. The PSUs will be earned if and to the extent performance goals based on revenue and adjusted EBITDA are achieved in 2019. The number of PSUs earned will depend on the level at which the performance targets are achieved, and can range from 50% of target if threshold performance is achieved and up to 150% of target if maximum performance is achieved. One third of the earned PSUs will vest on the date the Compensation and Organization Committee certifies the number of PSUs earned, and the remaining two thirds of the earned PSUs will vest on the first anniversary of that certification date. All earned and vested PSUs will be settled in shares of common stock. Stock-based compensation expense included in our Condensed Consolidated Statements of Operations for PSUs was $0.2 million and $0.3 million for the three and six months ended June 30, 2018, respectively, and $0 for the same periods in 2017. As of June 30, 2018, there was approximately $1.9 million of total unrecognized pre-tax compensation expense related to outstanding PSUs that is expected to be recognized over a weighted average period of 2.7 years.

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

A total of 1.6 million shares of common stock was initially reserved for issuance under the ESPP, and this share reserve will automatically be supplemented each January 1, commencing in 2017 and ending on and including January 1, 2026, by an amount equal to the least of (1) 1% of the shares of our common stock outstanding on the immediately preceding December 31, (2) 500,000 shares or (3) such lesser amount as our Board of Directors may determine. Effective January 1, 2018, 178,463 shares were added to the ESPP, as available for issuance thereunder, pursuant to the automatic increase feature of the plan. On May 15, 2018, 63,578 shares were purchased under the ESPP, utilizing $1.4 million of employee contributions. As of June 30, 2018, 1,576,090 shares were available for future issuance under the ESPP. We recognized stock-based compensation expense associated with the ESPP of $0.1 million and $0.2 million for the three months ended June 30, 2018 and 2017, respectively, and $0.3 million and $0.4 million for the six months ended June 30, 2018 and 2017, respectively.

Note 10.  Income Taxes

We record our interim provision for income taxes by applying our estimated annual effective tax rate to our year-to-date pre-tax income and adjusting for discrete tax items recorded in the period. Deferred income taxes result from temporary differences between the reporting of amounts for financial statement purposes and income tax purposes. These differences relate primarily to different methods used for income tax reporting purposes, including for depreciation and amortization, warranty and vacation accruals, and deductions related to allowances for doubtful accounts receivable and inventory reserves. Our provision for income taxes included current federal and state income tax expense, as well as deferred federal and state income tax expense.

The effective tax rate for the three months ended June 30, 2018 was a benefit of 78.3%, compared to a benefit of 376.5% for the three months ended June 30, 2017. The primary driver of the change in the effective tax rate was a decrease in the tax benefits related to tax-deductible stock-based compensation activity, combined with an increase in our pre-tax book income as compared to the same prior year period. Significant tax deductions in both the current and prior year period included benefits with respect to the vesting of restricted stock units, exercises of non-qualified stock options, and disqualifying dispositions of incentive stock options and ESPP shares. We recorded an income tax benefit of $1.1 million and $3.0 million for the three months ended June 30, 2018 and 2017, respectively.

The effective tax rate for the six months ended June 30, 2018 was 958.9%, compared to 209.7% for the six months ended June 30, 2017. The primary driver of the change in the effective tax rate was a decrease in the tax benefits related to tax-deductible stock-based compensation activity, combined with a decrease in our pre-tax book loss as compared to the same prior year period. We recorded an income tax benefit of $2.8 million and an income tax benefit of $4.4 million for the six months ended June 30, 2018 and 2017, respectively.

We recognize the financial statement benefit of a tax position only after determining that the relevant tax authority would more likely than not sustain the position following an audit. For tax positions meeting the “more likely than not” threshold, the amount recognized in the condensed consolidated financial statements is the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement with the relevant tax authority. As of June 30, 2018 we had an unrecognized tax benefit ("UTB") with respect to state income taxes of approximately $57,000. The UTB represents taxes, interest, and penalties related to un-filed and unpaid income taxes in multiple state jurisdictions. We are continuing actions to settle these outstanding liabilities. To date, we have settled a significant portion of our outstanding liabilities through voluntary settlements with various state taxing authorities.

We are currently under examination by the Internal Revenue Service for our 2016 federal tax return. We are not currently under examination for income taxes by any other taxing jurisdictions. In the event of any future tax assessments, we have elected to record the income taxes and any related interest and penalties as income tax expense on our statement of operations.

Note 11.  Net Income Per Share

The following table sets forth the computation of our basic and diluted net income per share:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands, except share and per share data)	2018	2017	2018	2017
Net income	$2,572	$3,787	$2,522	$2,283
Weighted-average shares outstanding	18,155,543	17,176,386	18,076,546	17,028,237
Effect of restricted stock units, common stock options, warrants, and employee stock purchase plan shares	1,157,613	1,638,179	1,127,554	1,685,184
Weighted-average shares used to compute diluted net income per share	19,313,156	18,814,565	19,204,100	18,713,421
Net income per share - Basic	$0.14	$0.22	$0.14	$0.13
Net income per share - Diluted	$0.13	$0.20	$0.13	$0.12

The following common stock equivalents were excluded from the computation of diluted net income per share for the periods presented because including them would have been anti-dilutive:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Restricted stock units	8,238	—	8,238	66,517
Common stock options	110,521	39,755	120,521	111,500
Common stock warrants	—	—	—	1,122
Employee stock purchase plan	28,996	49,021	28,996	49,021
Total	147,755	88,776	157,755	228,160

Note 12.  Fair Value Measurements

We determine the fair value of our assets and liabilities based on the exchange price that would be received for an asset or paid to transfer a liability (exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Valuation techniques used to measure fair value maximize the use of observable inputs and minimize the use of unobservable inputs. We use a fair value hierarchy with three levels of inputs, of which the first two are considered observable and the last unobservable, to measure fair value. The fair value hierarchy gives the highest priority to quoted prices in active markets for identical assets or liabilities (Level 1). The next highest priority is based on quoted prices for similar assets or liabilities in active markets or quoted prices for identical or similar assets or liabilities in non-active markets or other observable inputs (Level 2). The lowest priority is given to unobservable inputs (Level 3). The following provides information regarding fair value measurements for our cash equivalents and marketable securities as of June 30, 2018 and December 31, 2017 according to the three-level fair value hierarchy:

	As of June 30, 2018
	Quoted Prices
	in Active	Significant
	Markets for	Other	Significant
	Identical	Observable	Unobservable
	Assets	Inputs	Inputs
(In thousands)	(Level 1)	(Level 2)	(Level 3)	Total
Recurring Fair Value Measurements:
Money market mutual funds	$11,614	$—	$—	$11,614
U.S. government and agency obligations	8,864	8,958	—	17,822
Corporate debt securities	—	5,980	—	5,980
Total	$20,478	$14,938	$—	$35,416

	As of December 31, 2017
	Quoted Prices
	in Active	Significant
	Markets for	Other	Significant
	Identical	Observable	Unobservable
	Assets	Inputs	Inputs
(In thousands)	(Level 1)	(Level 2)	(Level 3)	Total
Recurring Fair Value Measurements:
Money market mutual funds	$9,212	$—	$—	$9,212
U.S. government and agency obligations	1,000	10,941	—	11,941
Corporate debt securities	—	8,003	—	8,003
Total	$10,212	$18,944	$—	$29,156

During the six months ended June 30, 2018, there were no transfers within the three-level hierarchy. A significant transfer is recognized when the inputs used to value a security have been changed, which merits a transfer between the disclosed levels of the valuation hierarchy.

The fair values for our money market mutual funds, U.S. government and agency obligations and corporate debt securities are determined based on valuations provided by external investment managers who obtain them from a variety of industry standard data providers.

The carrying amounts of financial instruments such as cash equivalents, accounts receivable, other assets, accounts payable, accrued expenses and other liabilities approximate their related fair values due to the short-term maturities of these items. Non-financial assets, such as equipment and leasehold improvements, and intangible assets are subject to non-recurring fair value measurements if they are deemed impaired. We had no re-measurements of non-financial assets to fair value in the six months ended June 30, 2018.

Note 13.  Subsequent Event

On August 3, 2018, we entered into a Credit Agreement (the “Credit Agreement”) with the lenders from time to time party thereto, and Wells Fargo Bank, National Association.

The Credit Agreement provides for a new $10,000,000 revolving credit facility. The revolving credit facility expires on August 3, 2021. Subject to satisfaction of certain conditions, we may increase the amount of the revolving loans available under the Credit Agreement and/or add one or more term loan facilities in an amount not to exceed $25,000,000 in the aggregate, such that the total aggregate principal amount of loans available under the Credit Agreement (including under the revolving credit facility) does not exceed $35,000,000.

Amounts drawn under the revolving credit facility will bear interest, at our option, at a rate equal to (a) the highest of (i) the prime rate, (ii) the federal funds rate plus 0.50% and (iii) LIBOR for an interest period of one month plus 1% (the “Base Rate”) plus an applicable margin or (b) LIBOR plus the applicable margin. The applicable margin is 0.40% to 1.15% on loans bearing interest at the Base Rate and 1.40% to 2.15% on loans bearing interest at LIBOR, in each case depending on our consolidated total leverage ratio. Undrawn portions of the revolving credit facility are subject to an unused line fee at a rate per annum from 0.200% to 0.275%, depending on our consolidated total leverage ratio.

Our obligations under the Credit Agreement are secured by a security interest in substantially all of our assets and those of our subsidiaries and will also be guaranteed by our subsidiaries.

The Credit Agreement limits our ability to make capital expenditures during a fiscal year in excess of the amounts set forth in the Credit Agreement, and requires that we (i) not permit, as of the last day of each fiscal quarter, our consolidated total leverage ratio to exceed 3.00 to 1.00  and (ii) maintain minimum cash and cash equivalents, measured on the last day of each fiscal quarter, of not less than $7,500,000 (subject to a temporary reduction to $5,000,000 for the two fiscal quarters immediately following a permitted acquisition).

The Credit Agreement also contains certain other restrictions and covenants, which, among other things, restrict our ability to acquire or merge with another entity, dispose of our assets, make investments, loans or guarantees, incur additional indebtedness, create liens or other encumbrances, or pay dividends or make other distributions.

Amounts due under the Credit Agreement may be accelerated upon an Event of Default (as defined in the Credit Agreement), such as breach of a representation, covenant or agreement of ours, defaults with respect to certain of our other material indebtedness or the occurrence of bankruptcy if not otherwise waived or cured.

We may use the proceeds from advances under the revolving credit facility (i) to finance capital expenditures, (ii) to pay fees, commissions and expenses in connection with the Credit Agreement and (iii) for working capital and general corporate purposes.

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

Our proprietary products are the Flexitouch, Entre, and Actitouch systems. A predecessor to our Flexitouch system received 510(k) clearance from the U.S. Food and Drug Administration (the “FDA”) in July 2002, and we introduced the system to address the many limitations of self-administered home-based manual lymphatic drainage therapy. We began selling our more advanced Flexitouch system after receiving 510(k) clearance from the FDA in October 2006. In September 2016, we received 510(k) clearance from the FDA for the Flexitouch system in treating lymphedema of the head and neck. In June 2017, we announced that we received 510(k) clearance from the FDA for the Flexitouch Plus, the third-generation version of our Flexitouch system. We derive the vast majority of our revenues from our Flexitouch system. For the six months ended June 30, 2018 and 2017, sales of our Flexitouch system represented 92% and 91% of our revenues, respectively.

In September 2012, we acquired our second proprietary product, the Actitouch system. The system received 510(k) clearance from the FDA in June 2013, and we began selling the product in September 2013 to address the many limitations of multilayered bandages that are worn by patients suffering from venous leg ulcers. We also introduced our Entre system in the United States in February 2013. The Entre system is sold to patients who need a more basic pump or who do not yet qualify for insurance reimbursement for an advanced compression device such as our Flexitouch system. For the six months ended June 30, 2018 and 2017, sales of our Entre and Actitouch systems combined represented 8% and 9% of our revenues, respectively.

To support the growth of our business, we invest heavily in our commercial infrastructure, consisting of our direct salesforce, home training resources, reimbursement capabilities and clinical expertise. We market our products in the United States using a direct-to-patient and -provider model. Our direct salesforce has grown from three representatives in March 2005 to a team of over 170 people as of June 30, 2018. This model allows us to directly approach patients and clinicians, whereby we disintermediate the traditional durable medical equipment channel, allowing us to capture both the manufacturer and distributor margins. We also utilize over 500 licensed, independent healthcare practitioners as home trainers who educate patients on the proper use of our systems. We invest substantial resources in our reimbursement operations group of over 80 people that focuses on verifying case-by-case benefits, obtaining prior authorization, billing and collecting payments from payers, and providing customer support services. Our payer relations group of 35 people is responsible for developing relationships with insurance payer decision-makers to educate them on our product efficacy, developing overall payer coverage policies and reimbursement criteria, managing Medicare patient claims and contracts with payers, and serving as an advocacy liaison between patients, clinicians and payers throughout the appeals process. We also have a clinical team, consisting of a scientific advisory board, in-house therapists and nurses, and a medical director (part-time), that serves as a resource to clinicians and patients and guides the development of clinical evidence in support of our products.

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

For the three months ended June 30, 2018, we generated revenues of $34.1 million and had net income of $2.6 million, compared to revenues of $26.3 million and net income of $3.8 million for the three months ended June 30, 2017. For the six months ended June 30, 2018, we generated revenues of $61.0 million and had net income of $2.5 million, compared to revenues of $46.1 million and net income of $2.3 million for the six months ended June 30, 217. Our primary sources of capital to date have been from operating income, private placements of our capital stock, and capital raised in our initial public offering, which closed on August 2, 2016. We operate in one segment for financial reporting purposes.

Results of Operations

Comparison of the Three and Six Months Ended June 30, 2018 and 2017

The following tables present our results of operations for the periods indicated.

	Three Months Ended
	June 30,				Change
(Dollars in thousands)	2018		2017		$	%
Condensed Consolidated Statement of		% of		% of
Operations Data:		revenue		revenue
Revenues	$34,133	100%	$26,264	100%	$7,869	30%
Cost of goods sold	9,610	28%	7,034	27%	2,576	37%
Gross profit	24,523	72%	19,230	73%	5,293	28%
Operating expenses
Sales and marketing	14,452	42%	10,645	41%	3,807	36%
Research and development	1,289	4%	1,465	6%	(176)	(12)%
Reimbursement, general and administrative	7,471	22%	6,390	23%	1,081	17%
Total operating expenses	23,212	68%	18,500	70%	4,712	25%
Income from operations	1,311	4%	730	3%	581	80%
Other income	132	—%	64	—%	68	106%
Income before income taxes	1,443	4%	794	3%	649	82%
Income tax benefit	(1,129)	(4)%	(2,993)	(11)%	1,864	(62)%
Net income	$2,572	8%	$3,787	14%	$(1,215)	(32)%

	Six Months Ended
	June 30,				Change
(Dollars in thousands)	2018		2017		$	%
Condensed Consolidated Statement of		% of		% of
Operations Data:		revenue		revenue
Revenues	$60,981	100%	$46,114	100%	$14,867	32%
Cost of goods sold	16,919	28%	12,658	27%	4,261	34%
Gross profit	44,062	72%	33,456	73%	10,606	32%
Operating expenses
Sales and marketing	27,009	45%	20,811	45%	6,198	30%
Research and development	2,726	4%	2,583	6%	143	6%
Reimbursement, general and administrative	14,843	24%	12,264	27%	2,579	21%
Total operating expenses	44,578	73%	35,658	78%	8,920	25%
Loss from operations	(516)	(1)%	(2,202)	(5)%	1,686	(77)%
Other income	223	—%	119	—%	104	87%
Loss before income taxes	(293)	(1)%	(2,083)	(5)%	1,790	(86)%
Income tax benefit	(2,815)	(5)%	(4,366)	(10)%	1,551	(36)%
Net income	$2,522	4%	$2,283	5%	$239	10%

Revenues

Revenues increased $7.9 million, or 30%, to $34.1 million in the three months ended June 30, 2018, compared to $26.3 million in the three months ended June 30, 2017. Revenues increased $14.9 million, or 32%, to $61.0 million in the six months ended June 30, 2018, compared to $46.1 million in the six months ended June 30, 2017. The growth in revenues was attributable to an increase of approximately $7.1 million, or 30%, in sales of our Flexitouch system in the three months ended June 30, 2018 and an increase of approximately $14.2 million, or 34%, in sales of our Flexitouch system in the six months ended June 30, 2018. The increase in Flexitouch system sales was largely driven by expansion of our salesforce, growth in the Veterans Administration channel, increased physician and patient awareness of the treatment options for lymphedema, and expanded contractual coverage with national and regional insurance payers.

Revenues from the Veterans Administration represented 20% and 18% of total revenues in the three months ended June 30, 2018 and 2017, respectively. Revenues from the Veterans Administration represented 21% and 18% of total revenues in the six months ended June 30, 2018 and 2017, respectively. Revenues from Medicare represented 4% and 9% of total revenues in the three months ended June 30, 2018 and 2017, respectively. Revenues from Medicare represented 5% and 10% of total revenues in the six months ended June 30, 2018 and 2017, respectively.

The following tables summarize our revenues by product for the three and six months ended June 30, 2018 and 2017, both in dollars and percentage of total revenues:

	Three Months Ended
	June 30,		Change
(Dollars in thousands)	2018	2017	$	%
Revenues
Flexitouch system	$31,356	$24,208	$7,148	30%
Entre/Actitouch systems	2,777	2,056	721	35%
Total	$34,133	$26,264	$7,869	30%

Percentage of total revenues
Flexitouch system	92%	92%
Entre/Actitouch systems	8%	8%
Total	100%	100%

	Six Months Ended
	June 30,		Change
(Dollars in thousands)	2018	2017	$	%
Revenues
Flexitouch system	$55,886	$41,734	$14,152	34%
Entre/Actitouch systems	5,095	4,380	715	16%
Total	$60,981	$46,114	$14,867	32%

Percentage of total revenues
Flexitouch system	92%	91%
Entre/Actitouch systems	8%	9%
Total	100%	100%

Our business is affected by seasonality. In the first quarter of each year, when most patients have started a new insurance year and have not yet met their annual out-of-pocket payment obligations, we experience substantially reduced demand for our products. We typically experience higher sales in the third and fourth quarters as a result of patients having paid their annual insurance deductibles in full, thereby reducing their out-of-pocket costs for our products, and because patients often spend the remaining balances in their healthcare flexible spending accounts at that time. This seasonality applies only to purchases of our products by patients covered by commercial insurance and is not relevant to Medicare,

Medicaid, or the Veterans Administration, as those payers either do not have plans that have declining deductibles over the course of the plan year or do not have plans that include patient deductibles for purchases of our products.

Cost of Goods Sold and Gross Margin

Cost of goods sold increased $2.6 million, or 37%, to $9.6 million in the three months ended June 30, 2018, compared to $7.0 million in the three months ended June 30, 2017. Cost of goods sold increased $4.3 million, or 34%, to $16.9 million in the six months ended June 30, 2018, compared to $12.7 million in the six months ended June 30, 2017. The increase in cost of goods sold in the each of the three and six months ended June 30, 2018 compared to the same periods in 2017 was primarily attributable to an increase in the number of Flexitouch systems sold, as well as additional manufacturing headcount to support increased volumes.

Gross margin was 72% of sales in each of the three and six months ended June 30, 2018. Gross margin was 73% of sales in each of the three and six months ended June 30, 2017.

Sales and Marketing Expenses

Sales and marketing expenses increased $3.8 million, or 36%, to $14.5 million in the three months ended June 30, 2018, compared to $10.6 million in the three months ended June 30, 2017. The year-over-year increase was primarily driven by a $2.8 million increase in personnel-related compensation expense due to increased sales and marketing headcount, including $0.4 million of incremental stock-based compensation expense. In addition, other sales and marketing expenses increased $1.0 million, driven by increased spending associated with field sales meetings, travel and entertainment, consulting and field sales training expenses, including training associated with the full commercial launch of the Flexitouch Plus that began in April 2018.

Sales and marketing expenses increased $6.2 million, or 30%, to $27.0 million in the six months ended June 30, 2018, compared to $20.8 million in the six months ended June 30, 2017. The year-over-year increase was primarily driven by a $4.3 million increase in personnel-related compensation expense due to increased sales and marketing headcount, including $0.8 million of incremental stock-based compensation expense. In addition, other sales and marketing expenses increased $1.9 million, driven by increased spending associated with field sales meetings, travel and entertainment, consulting and field sales training expenses, including training associated with the full commercial launch of the Flexitouch Plus that began in April 2018.

Research and Development Expenses

Research and development (“R&D”) expenses decreased $0.2 million, or 12%, to $1.3 million in the three months ended June 30, 2018, compared to $1.5 million in the three months ended June 30, 2017. The year-over-year decrease was primarily attributable to decreased clinical studies expenses.

R&D expenses increased $0.1 million, or 6%, to $2.7 million in the six months ended June 30, 2018, compared to $2.6 million in the six months ended June 30, 2017. The year-over-year increase was primarily attributable to increased engineering consulting expenses, partially offset by decreased clinical studies expenses.

Reimbursement, General and Administrative Expenses

Reimbursement, general and administrative expenses increased $1.1 million, or 17%, to $7.5 million in the three months ended June 30, 2018, compared to $6.4 million in the three months ended June 30, 2017. This increase was primarily attributable to a $0.7 million increase in personnel-related compensation expense as a result of increased headcount in our reimbursement operations, payer relations and corporate functions, including $0.1 million of incremental stock-based compensation expense, as well as a $0.3 million increase in professional fees, legal expenses and volume-based service charges.

Reimbursement, general and administrative expenses increased $2.6 million, or 21%, to $14.8 million in the six months ended June 30, 2018, compared to $12.3 million in the six months ended June 30, 2017. This increase was primarily attributable to a $1.6 million increase in personnel-related compensation expense as a result of increased headcount in our reimbursement operations, payer relations and corporate functions, including $0.3 million of incremental stock-based compensation expense, as well as a $0.9 million increase in professional fees, legal expenses and volume-based service charges.

Other Income, Net

Other income was $132,000 and $64,000 for the three months ended June 30, 2018 and 2017, respectively, and $223,000 and $119,000 for the six months ended June 30, 2018 and 2017, respectively. The increase in other income was primarily due to investment income earned on our marketable securities.

Income Taxes

We recorded an income tax benefit of $1.1 million and $3.0 million in the three months ended June 30, 2018 and 2017, respectively.  An income tax benefit of $2.8 million and $4.4 million was recorded in the six months ended June 30, 2018 and 2017, respectively. The continued significant tax deductions related to tax benefits realized from the vesting of restricted stock units, the exercise of non-qualified stock options, and the disqualifying dispositions of incentive stock options and ESPP shares contributed to our net income for the three and six months ended June 30, 2018.

Liquidity and Capital Resources

Cash Flows

At June 30, 2018, our principal sources of liquidity were cash and cash equivalents of $17.3 million, marketable securities of $23.8 million and net accounts receivable of $17.5 million.

The following table summarizes our cash flows for the periods indicated:

	Six Months Ended
	June 30,
(In thousands)	2018	2017
Net cash (used in) provided by:
Operating activities	$(1,399)	$(3,015)
Investing activities	(5,445)	(11,733)
Financing activities	196	2,143
Net decrease in cash and cash equivalents	$(6,648)	$(12,605)

Operating Activities

Net cash used in operating activities during the six months ended June 30, 2018 was $1.4 million, resulting from net income of $2.5 million and non-cash net income adjustments of $5.2 million, which were more than offset by a net increase in operating assets and liabilities of $9.1 million. The non-cash net income adjustments primarily consisted of $3.3 million of stock-based compensation expense and $1.7 million of depreciation and amortization expense. The changes in net operating assets and liabilities were primarily due to a $5.4 million increase in inventories, associated with the commercial launch of our Flexitouch Plus system, and a $3.1 million increase in income taxes receivable, driven by the current period tax benefit associated with tax-deductible stock-based compensation activity.

Net cash used in operating activities during the six months ended June 30, 2017 was $3.0 million. This use of cash was primarily due to a $7.8 million increase in net operating assets and liabilities, driven by increases in income taxes receivable and payroll-related accruals and an increase in inventories, partially offset by net income of $2.3 million and non-cash net income adjustments of $2.5 million, including $2.1 million of stock-based compensation expense.

Investing Activities

Net cash used in investing activities during the six months ended June 30, 2018 was $5.4 million, consisting primarily of $2.8 million in net purchases of marketable securities, $0.9 million in purchases of rental and demonstration equipment, $0.9 million related to the acquisition of patents and other intangible assets and $0.8 million in purchases of product tooling and computer and manufacturing equipment.

Net cash used in investing activities during the six months ended June 30, 2017 was $11.7 million, consisting primarily of $10.0 million in net purchases of marketable securities and $1.5 million in purchases of product tooling and computer and manufacturing equipment.

Financing Activities

Net cash provided by financing activities during the six months ended June 30, 2018 was $0.2 million, consisting of proceeds from the issuance of common stock under the ESPP of $1.4 million and proceeds from exercises of common stock options of $0.6 million, partially offset by $1.8 million in taxes paid for the net share settlement of stock-settled restricted stock units.

Net cash provided by financing activities during the six months ended June 30, 2017 was $2.1 million, consisting of proceeds from the issuance of common stock under the ESPP of $2.2 million and proceeds from exercises of common stock options and warrants of $0.6 million, partially offset by the purchase of treasury stock to cover taxes associated with restricted stock award vesting of $0.5 million and taxes paid for the net share settlement of stock-settled restricted stock units of $0.2 million.

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

We believe our cash, cash equivalents, marketable securities, cash flows from operations and our credit facility will be sufficient to meet our working capital and capital expenditure requirements for at least the next twelve months.

Inflation and changing prices did not have a material effect on our business during the six months ended June 30, 2018, and we do not expect that inflation or changing prices will materially affect our business in the foreseeable future.

On August 3, 2018, we entered into the Credit Agreement. Our obligations under the Credit Agreement are secured by a security interest in substantially all of our assets and those of our subsidiaries and will also be guaranteed by our subsidiaries. The Credit Agreement contains a number of restrictions and covenants, including that we maintain compliance with a maximum leverage ratio and a minimum liquidity covenant. For additional information on the Credit Agreement, see Note 13 – “Subsequent Event” to the condensed consolidated financial statements in this report.

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

Contractual and Commercial Commitments Summary

Our contractual obligations and commercial commitments as of June 30, 2018 are summarized below:

	Payments Due By Period
		Less Than			More Than
(In thousands)	Total	1 Year	1-3 Years	3-5 Years	5 Years
Purchase commitments (1)	$5,917	$5,917	$—	$—	$—
Operating lease obligations (2)	2,969	993	1,679	297	—
Future product royalties (3)	9	9	—	—	—
Total	$8,895	$6,919	$1,679	$297	$—

(1)	We issued purchase orders in 2017 totaling $5.9 million for items that we expect to receive between July and December of 2018.
(2)

We currently lease approximately 52,000 square feet of office space at our corporate headquarters in Minneapolis, Minnesota under a lease that expires in July 2021 and an additional 38,520 square feet of office, assembly and warehouse space at a second leased facility in Minneapolis, Minnesota under a lease that expires in November 2021. We entered into a fleet vehicle program for certain members of our field sales organization in 2016. At June 30, 2018, we had 17 vehicles under this program with current lease commitments.

(3)

We are required to make quarterly royalty payments to a third party for our Actitouch system revenues through August 2023. Beginning in September 2017, the payments are equal to 6% of our quarterly revenues attributable to our Actitouch system. In any year that these revenues exceed $40.0 million, we are required to pay 7% on revenues over $40.0 million and 6% on revenues of $40.0 million and under. Because our revenues attributable to our Actitouch system, and therefore the amount of royalty payments we will be required to pay in the future, are unknown, this amount only reflects royalties due associated with a portion of our 2018 Actitouch revenues.

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

JOBS Act

We currently are an “emerging growth company” as defined by the JOBS Act. The JOBS Act provides that an emerging growth company can take advantage of the extended transition period for complying with new or revised accounting standards. This allows an emerging growth company to delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We elected to avail ourselves of this exemption and, as a result, our financial statements may not be comparable to the financial statements of issuers who are required to comply with the effective dates for new or revised accounting standards that are applicable to public companies. Section 107 of the JOBS Act provides that we can elect to opt out of the extended transition period at any time, which election is irrevocable. However, as of the last business day of our second fiscal quarter of 2018, the market value of our common stock that was held by non-affiliates exceeded $700 million, and as a result, we will no longer qualify as an emerging growth company as of December 31, 2018 and will no longer be able to take advantage of the extended transition period.

Subject to certain conditions, as an emerging growth company, we currently are relying on certain of the exemptions and reduced reporting requirements of the JOBS Act, including without limitation, from providing an auditor's attestation report on our system of internal control over financial reporting pursuant to Section 404(b) of the Sarbanes-Oxley Act of 2002 and from complying with any requirement that may be adopted by the Public Company Accounting Oversight Board regarding mandatory audit firm rotation or a supplement to the auditor's report providing additional information about the audit and the financial statements, known as the auditor discussion and analysis. Because the market value of our common stock that was held by non-affiliates as of the last business day of our second fiscal quarter of 2018 exceeded $700 million, we will be deemed a large accelerated filer as of December 31, 2018 and will no longer qualify as an emerging growth company. As a result, we will no longer be able to take advantage of the reduced disclosure and other benefits available to emerging growth companies after that date, including our exemption from providing our auditor’s attestation on our system of internal control over financial reporting pursuant to Section 404(b) of the Sarbanes-Oxley Act of 2002. See Part II, Item 1A., “Risk Factors” of this Quarterly Report on Form 10-Q for further discussion of these matters.

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

Inflation

Inflationary factors, such as increases in our cost of goods sold, sales and marketing expenses and reimbursement expenses, may adversely affect our operating results. Although we do not believe that inflation has had a material impact on our financial condition or results of operations to date, a high rate of inflation in the future may have an adverse effect on our ability to maintain and increase our gross margin, and on our sales and marketing and reimbursement expenses as a percentage of our revenues, if the selling prices of our products do not increase as much or more than these increased costs.

Credit Risk

As of June 30, 2018 and December 31, 2017, our cash, cash equivalents and marketable securities were maintained with two financial institutions in the United States. We have reviewed the financial statements of these institutions and believe they have sufficient assets and liquidity to conduct their operations in the ordinary course of business with little or no credit risk to us.

Our accounts receivable primarily relate to revenues from the sale of our products to patients in the United States. As of June, 2018 and 2017, our accounts receivable were $19.2 million and $15.9 million, respectively. We had accounts receivable from three insurance companies representing approximately 25%, 12% and 9% of accounts receivable as of June 30, 2018, and we had accounts receivable from three insurance companies representing approximately 26%, 17% and 5% of accounts receivable as of June 30, 2017.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2018. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 30, 2018, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There were no material changes in our internal control over financial reporting during the three months ended June 30, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors.

In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the factors discussed in “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2017, which could materially affect our business, financial condition or future results. Except as set forth below, there have been no material changes in our risk factors from those disclosed in that report. The following risk factors are revised or added:

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

•	the costs of preparing, filing, prosecuting, defending, and enforcing patent claims and other patent related costs, including litigation costs and the results of such litigation;
•	any product liability or other lawsuits related to our products and the costs associated with defending them or the costs related to the results of such lawsuits;
•	the costs to attract and retain personnel with the skills required for effective operations;
•	the costs associated with being a public company, which will increase further once we no longer qualify as an emerging growth company as of December 31, 2018; and
•	costs associated with entering international markets.

Our failure to anticipate and minimize the impact of these costs could adversely affect our business and results of operations.

We may be unable to manage our growth effectively.

Our past growth has provided, and our future growth may create, challenges to our organization. For instance, from March 2005 to June 30, 2018, the number of our employees increased from 10 to 426. We intend to continue to grow and may experience periods of rapid growth and expansion. Future growth will impose significant added responsibilities on management, including the need to identify, recruit, train, integrate, retain and motivate additional employees. In addition, rapid and significant growth will place a strain on our administrative personnel, information technology systems and other operational infrastructure. Any failure by us to manage our growth effectively could have an adverse effect on our ability to achieve our development and commercialization goals.

Successful growth is also dependent upon our ability to implement appropriate financial and management controls, systems and procedures. In order to manage our operations and growth, we will need to continue to improve our operational and management controls, reporting and information technology systems and financial internal control procedures, which will become more complex once we no longer qualify as an emerging growth company as of December 31, 2018. If we are unable to manage our growth effectively, it may be difficult for us to execute our business strategy and there could be an adverse impact on our business.

We currently are an emerging growth company, and the reduced disclosure requirements applicable to emerging growth companies may make our common stock less attractive to investors.

We currently are an emerging growth company, as defined in the JOBS Act, but, based on the market value of our common stock held by non-affiliates as of the last business day of our second fiscal quarter of 2018, we will no longer qualify as an emerging growth company as of December 31, 2018. For so long as we remain an emerging growth company, we are permitted and intend to rely on exemptions from certain disclosure requirements that are applicable to other public companies that are not emerging growth companies. We have taken advantage of reduced reporting burdens in previous reports and filings, as well as in this report. We cannot predict whether investors will find our common stock less attractive while we continue to rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may be reduced or more volatile.

In addition, the JOBS Act provides that an emerging growth company can take advantage of an extended transition period for complying with new or revised accounting standards. This allows an emerging growth company to delay the adoption of these accounting standards until they would otherwise apply to private companies. We have elected to avail ourselves of this exemption and, as a result, our financial statements may not be comparable to the financial statements of issuers that are required to comply with the effective dates for new or revised accounting standards that are applicable to public companies. We cannot predict whether investors will find our common stock less attractive while we continue to rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may be reduced or more volatile.

As of December 31, 2018, we will no longer be an emerging growth company and, as a result, we will have to comply with increased disclosure and compliance requirements.

As a result of the market value of our common stock held by non-affiliates exceeding $700 million as of the last business day of our second fiscal quarter of 2018, we will be deemed a large accelerated filer and we will no longer qualify as an emerging growth company as of December 31, 2018. Accordingly, we will be subject to certain disclosure and compliance requirements that apply to other public companies but did not previously apply to us due to our status as an emerging growth company. These requirements include:

•

the requirement that our independent registered public accounting firm attest to the effectiveness of our internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act of 2002;

•	that we adopt new or revised accounting standards when they are applicable to public companies, instead of delaying their adoption until they are applicable to private companies;

•

compliance with any requirement that may be adopted by the Public Company Accounting Oversight Board regarding mandatory audit firm rotation or a supplement to the auditor's report providing additional information about the audit and the financial statements;

•	the requirement that we provide full and more detailed disclosures regarding executive compensation; and
•	the requirement that we hold a non-binding advisory vote on executive compensation and obtain stockholder approval of any golden parachute payments not previously approved.

We expect that the loss of emerging growth company status and compliance with the additional requirements of being a large accelerated filer will increase our legal and financial compliance costs and cause management and other personnel to divert attention from operational and other business matters to devote substantial time to public company reporting requirements. In addition, if we are not able to comply with changing requirements in a timely manner, the market price of our stock could decline and we could be subject to sanctions or investigations by the stock exchange on which our common stock is listed, the SEC, or other regulatory authorities, which would require additional financial and management resources.

We are incurring increased costs and are subject to additional regulations and requirements as a result of being a public company, which costs and requirements will increase in connection with us no longer qualifying as an emerging growth company, which could lower our profits or make it more difficult to run our business.

As a public company, we have incurred, and are continuing to incur, significant legal, accounting and other expenses that we did not incur as a private company, including costs associated with public company reporting requirements and costs associated with the Sarbanes-Oxley Act and related rules implemented by the SEC and Nasdaq. These expenses and costs will increase as we prepare for, and following, us no longer qualifying as an emerging growth company as of December 31, 2018. These expenses could lower our profits or make it more difficult to run our business.

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

Pursuant to Section 404 of the Sarbanes-Oxley Act, our management was required to report upon the effectiveness of our internal control over financial reporting beginning with our Annual Report on Form 10-K for the year ended December 31, 2017. Since we will be a large accelerated filer, and we will cease to be an emerging growth company, as of December 31, 2018, our independent registered public accounting firm will be required to attest to the effectiveness of our internal control over financial reporting beginning with our Annual Report on Form 10-K for the year ending December 31, 2018. The rules governing the standards that must be met for management and our independent registered public accounting firm to assess our internal control over financial reporting are complex and require significant documentation, testing, and possible remediation. In connection with our and our independent registered public accounting firm’s evaluations of our internal control over financial reporting, we may need to upgrade our systems, including information technology; implement additional financial and management controls, reporting systems, and procedures; and hire additional accounting and finance staff.

Any failure to implement required new or improved controls, or difficulties encountered in their implementation, could cause us to fail to meet our reporting obligations. In addition, any testing by us or our independent registered public accounting firm conducted in connection with Section 404 of the Sarbanes-Oxley Act may reveal deficiencies in our internal control over financial reporting that are deemed to be material weaknesses or that may require prospective or retroactive changes to our financial statements or identify other areas for further attention or improvement. Inferior internal controls could also cause investors to lose confidence in our reported financial information, which could have a negative effect on the trading price of our common stock. Internal control deficiencies could also result in a restatement of our financial results in the future. We could become subject to stockholder or other third-party litigation, as well as investigations by the SEC, the stock exchange on which our securities are listed, or other regulatory authorities, which could require additional financial and management resources and could result in fines, trading suspensions, payment of damages or other remedies. Further, any delay in compliance with the auditor attestation provisions of Section 404 could subject us to a variety of administrative sanctions, including ineligibility for short-form resale registration, action by the SEC and the suspension or delisting of our common stock, which could reduce the trading price of our common stock and could harm our business

Our credit facility contains covenants that restrict our business and financing activities, and the property that secures our obligations under the credit facility may be subject to foreclosure.

Our revolving credit facility contains a number of restrictions and covenants, which, among other things, restrict our ability to acquire or merge with another entity, dispose of our assets, make investments, loans or guarantees, incur additional indebtedness, create liens or other encumbrances, or pay dividends or make other distributions. The Credit Agreement also requires us to maintain compliance with a maximum leverage ratio and a minimum liquidity covenant.  These provisions impose significant operating and financial restrictions on us and may limit our ability to compete effectively, take advantage of new business opportunities or take other actions that may be in our best interests. Our ability to obtain additional or other financing or to dispose of certain assets could also be negatively impacted because we have pledged substantially all of our assets as collateral in connection with the credit facility.

Our ability to comply with the provisions under the Credit Agreement may be affected by events beyond our control, and our inability to comply with any of these provisions could result in a default under the Credit Agreement. If such a default occurs, the lenders may elect to declare all borrowings outstanding, together with accrued interest and other fees, to be immediately due and payable, and they would have the right to terminate any commitments they have to provide further borrowings. If we are unable to repay outstanding borrowings when due, the lenders under the Credit Agreement also have the right to proceed against the collateral, including substantially all of our assets, granted to them to secure the indebtedness under that facility. If our indebtedness under the Credit Agreement were to be accelerated, we cannot assure you that our assets would be sufficient to repay in full that indebtedness. The occurrence of any of these events could have a material adverse effect on our business, financial condition, results of operations and liquidity.

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

At June 30, 2018, the net proceeds from our initial public offering were held in a diversified portfolio of bank deposits, government money market funds, government securities (U.S. Treasury and U.S. government agency securities), and high-grade short-term corporate bonds. All investments were in compliance with our Investment Policy and are highly liquid, with liquidity and capital preservation being the primary investment objectives. There has been no material change in our planned uses of the net proceeds from those described in the Prospectus dated July 27, 2016.

Item 3. Defaults Upon Senior Securities.

Not applicable.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

On August 3, 2018, we entered into a Credit Agreement (the “Credit Agreement”) with the lenders from time to time party thereto, and Wells Fargo Bank, National Association.

The Credit Agreement provides for a new $10,000,000 revolving credit facility. The revolving credit facility expires on August 3, 2021. Subject to satisfaction of certain conditions, we may increase the amount of the revolving loans available under the Credit Agreement and/or add one or more term loan facilities in an amount not to exceed $25,000,000 in the aggregate, such that the total aggregate principal amount of loans available under the Credit Agreement (including under the revolving credit facility) does not exceed $35,000,000.

Amounts drawn under the revolving credit facility will bear interest, at our option, at a rate equal to (a) the highest of (i) the prime rate, (ii) the federal funds rate plus 0.50% and (iii) LIBOR for an interest period of one month plus 1% (the “Base Rate”) plus an applicable margin or (b) LIBOR plus the applicable margin. The applicable margin is 0.40% to 1.15% on loans bearing interest at the Base Rate and 1.40% to 2.15% on loans bearing interest at LIBOR, in each case depending on our consolidated total leverage ratio. Undrawn portions of the revolving credit facility are subject to an unused line fee at a rate per annum from 0.200% to 0.275%, depending on our consolidated total leverage ratio.

Our obligations under the Credit Agreement are secured by a security interest in substantially all of our assets and those of our subsidiaries and will also be guaranteed by our subsidiaries.

The Credit Agreement limits our ability to make capital expenditures during a fiscal year in excess of the amounts set forth in the Credit Agreement, and requires that we (i) not permit, as of the last day of each fiscal quarter, our consolidated total leverage ratio to exceed 3.00 to 1.00  and (ii) maintain minimum cash and cash equivalents, measured on the last day of each fiscal quarter, of not less than $7,500,000 (subject to a temporary reduction to $5,000,000 for the two fiscal quarters immediately following a permitted acquisition).

The Credit Agreement also contains certain other restrictions and covenants, which, among other things, restrict our ability to acquire or merge with another entity, dispose of our assets, make investments, loans or guarantees, incur additional indebtedness, create liens or other encumbrances, or pay dividends or make other distributions.

Amounts due under the Credit Agreement may be accelerated upon an Event of Default (as defined in the Credit Agreement), such as breach of a representation, covenant or agreement of ours, defaults with respect to certain of our other material indebtedness or the occurrence of bankruptcy if not otherwise waived or cured.

We may use the proceeds from advances under the revolving credit facility (i) to finance capital expenditures, (ii) to pay fees, commissions and expenses in connection with the Credit Agreement and (iii) for working capital and general corporate purposes.

The foregoing description of the Credit Agreement and related guaranty and collateral agreements (the forms of which are included as exhibits to the Credit Agreement) does not purport to be complete and is qualified in its entirety by reference to the full text of the Credit Agreement and exhibits, which are filed as Exhibit 10.1 to this report and hereby incorporated herein by reference.

Item 6. Exhibits.

The exhibits filed as part of this Quarterly Report on Form 10-Q are set forth on the Exhibit Index below.

EXHIBIT INDEX

Incorporated by Reference
Exhibit			File		Exhibit	Filed
Number	Description of Exhibit	Form	Number	Date of Filing	Number	Herewith
3.1	Fourth Amended and Restated Certificate of Incorporation	S-1	333-209115	06/09/2016	3.1

3.2	Amended and Restated By-laws	S-1	333-209115	05/06/2016	3.2

10.1	Credit Agreement, dated as of August 3, 2018, by and among Tactile Systems Technology, Inc., the lenders from time to time party thereto and, Wells Fargo Bank, National Association					X

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) / 15d-14(a) of the Securities Exchange Act of 1934, as amended					X

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) / 15d-14(a) of the Securities Exchange Act of 1934, as amended					X

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

101.1

The following condensed consolidated financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2018, formatted in XBRL: (i) Balance Sheets (unaudited), (ii) Statements of Operations (unaudited), (iii) Statements of Comprehensive Income (unaudited); (iv) Statements of Stockholders’ Equity (unaudited), (v) Statements of Cash Flows (unaudited), and (vi) Notes to the Condensed Consolidated Financial Statements.

X

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Tactile Systems Technology, Inc.

Date: August 6, 2018	By:	/s/ Lynn L. Blake
Lynn L. Blake
Chief Financial Officer
(Principal financial and accounting officer)