Form 10-Q
period 2018-09-30
TACTILE SYSTEMS TECHNOLOGY INC
filed 2018-11-05
CIK 1027838

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

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
(Address and Zip Code of Principal Executive Offices)

(612) 355-5100

(Registrant’s Telephone Number, Including Area Code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Smaller reporting company	☐

Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of November 1, 2018 there were 18,472,551 shares of common stock, $0.001 par value per share, outstanding.

Forward-Looking Information

All statements, other than statements of historical facts, contained in this Quarterly Report on Form 10-Q, including statements regarding our business, operations and financial performance and condition, as well as our plans, objectives and expectations for our business, operations and financial performance and condition, are forward-looking statements. In some cases, you can identify forward-looking statements by the following words: "anticipate," "believe," "continue," "could," "estimate," "expect," "intend," "may," "might," "target," "ongoing," "plan," "potential," "predict," "project," "should," "will," "would," or the negative of these terms or other comparable terminology, although not all forward-looking statements contain these words. Forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our results, levels of activity, performance or achievements to be materially different from the information expressed or implied by the forward-looking statements in this Quarterly Report on Form 10-Q. Forward-looking statements may include, among other things, statements relating to:

•	our expectations regarding the potential market size and widespread adoption of our products;
•	our ability to increase awareness of lymphedema and chronic venous insufficiency and to demonstrate the clinical and economic benefits of our solutions to clinicians and patients;
•	developments and projections relating to our competitors or our industry;
•	the expected growth in our business and our organization, including outside of the United States;
•	our ability to achieve and maintain adequate levels of coverage or reimbursement for our products and the effect of changes to the level of Medicare coverage;
•	our financial performance, our estimates of our expenses, future revenues, capital requirements and our needs for, or ability to obtain, additional financing;
•	our ability to retain and recruit key personnel, including the continued development and expansion of our sales and marketing organization;
•	our ability to obtain an adequate supply of components for our products from our third-party suppliers;
•	our ability to obtain and maintain intellectual property protection for our products or avoid claims of infringement;
•	our ability to identify and develop new products;
•	our compliance with extensive government regulation;
•	the effects of current U.S. and foreign trade policy and tariff actions; and
•	the volatility of our stock price.

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

PART I—FINANCIAL INFORMATION

Item 1.  Financial Statements

Tactile Systems Technology, Inc.

Condensed Consolidated Balance Sheets

(Unaudited)

	September 30,	December 31,
(In thousands, except share and per share data)	2018	2017
Assets
Current assets
Cash and cash equivalents	$23,136	$23,968
Marketable securities	22,800	19,944
Accounts receivable, net	20,179	17,623
Inventories	14,919	11,040
Income taxes receivable	5,798	2,119
Prepaid expenses and other current assets	2,370	2,178
Total current assets	89,202	76,872
Property and equipment, net	4,063	3,776
Other assets
Intangible assets, net	3,035	2,218
Medicare accounts receivable, long-term	1,011	2,718
Deferred income taxes	4,057	2,662
Other non-current assets	367	201
Total other assets	8,470	7,799
Total assets	$101,735	$88,447

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$3,929	$4,253
Accrued payroll and related taxes	8,292	6,706
Accrued expenses	2,290	2,598
Future product royalties	6	17
Income taxes	1,801	212
Other current liabilities	439	733
Total current liabilities	16,757	14,519
Long-term liabilities
Accrued warranty reserve, long-term	1,560	1,141
Total liabilities	18,317	15,660

Commitments and Contingencies (see Note 9)

Stockholders’ equity
Preferred stock, $0.001 par value, 50,000,000 shares authorized; none issued and outstanding as of September 30, 2018 and December 31, 2017	—	—
Common stock, $0.001 par value, 300,000,000 shares authorized; 18,415,699 shares issued and outstanding as of September 30, 2018; 17,872,465 shares issued and 17,846,379 shares outstanding as of December 31, 2017	18	18
Additional paid-in capital	76,081	70,224
Retained earnings	7,350	3,082
Accumulated other comprehensive loss	(31)	(44)
Less: treasury stock, at cost — none as of September 30, 2018 and 26,086 shares as of December 31, 2017	—	(493)
Total stockholders’ equity	83,418	72,787
Total liabilities and stockholders’ equity	$101,735	$88,447

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Tactile Systems Technology, Inc.

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands, except share and per share data)	2018	2017	2018	2017
Revenues, net	$36,322	$28,283	$97,303	$74,397
Cost of goods sold	10,141	7,528	27,060	20,186
Gross profit	26,181	20,755	70,243	54,211
Operating expenses
Sales and marketing	15,632	10,915	42,641	31,726
Research and development	1,223	1,116	3,949	3,699
Reimbursement, general and administrative	7,956	7,551	22,799	19,815
Total operating expenses	24,811	19,582	69,389	55,240
Income (loss) from operations	1,370	1,173	854	(1,029)
Other income	128	85	351	204
Income (loss) before income taxes	1,498	1,258	1,205	(825)
Income tax benefit	(248)	(84)	(3,063)	(4,450)
Net income	$1,746	$1,342	$4,268	$3,625
Net income per common share
Basic	$0.10	$0.08	$0.23	$0.21
Diluted	$0.09	$0.07	$0.22	$0.19
Weighted-average common shares used to compute net income per common share
Basic	18,344,956	17,603,293	18,166,999	17,222,072
Diluted	19,525,686	19,083,975	19,328,947	18,818,609

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Tactile Systems Technology, Inc.

Condensed Consolidated Statements of Comprehensive Income

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands)	2018	2017	2018	2017
Net income	$1,746	$1,342	$4,268	$3,625
Other comprehensive income (loss):
Unrealized gain (loss) on marketable securities	10	3	29	(18)
Income tax related to items of other comprehensive income (loss)	(3)	(1)	(16)	11
Total other comprehensive income (loss)	7	2	13	(7)
Comprehensive income	$1,753	$1,344	$4,281	$3,618

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Tactile Systems Technology, Inc.

Condensed Consolidated Statements of Stockholders’ Equity

(Unaudited)

				Retained	Accumulated
			Additional	Earnings	Other
	Common Stock		Paid-In	(Accumulated	Comprehensive	Treasury
(In thousands, except share data)	Shares	Par Value	Capital	Deficit)	Loss	Stock	Total
Balances, December 31, 2016	16,833,737	$17	$62,406	$(2,773)	$(11)	$—	$59,639
Stock-based compensation	—	—	3,104	—	—	—	3,104
Exercise of common stock options and warrants and vesting of restricted stock units	583,360	1	672	—	—	—	673
Taxes paid for net share settlement of restricted stock units	—	—	(278)	—	—	—	(278)
Common shares issued for employee stock purchase plan	259,981	—	2,210	—	—	—	2,210
Shares repurchased to cover taxes from restricted stock award vesting	(26,086)	—	—	—	—	(493)	(493)
Comprehensive income for the period	—	—	—	3,625	(7)	—	3,618
Balances, September 30, 2017	17,650,992	$18	$68,114	$852	$(18)	$(493)	$68,473

Balances, December 31, 2017	17,846,379	18	70,224	3,082	(44)	(493)	72,787
Stock-based compensation	—	—	5,638	—	—	—	5,638
Exercise of common stock options and vesting of restricted stock units	479,656	—	1,218	—	—	—	1,218
Taxes paid for net share settlement of restricted stock units	—	—	(1,922)	—	—	—	(1,922)
Treasury stock issued for option exercises	26,086	—	(493)	—	—	493	—
Common shares issued for employee stock purchase plan	63,578	—	1,416	—	—	—	1,416
Comprehensive income for the period	—	—	—	4,268	13	—	4,281
Balances, September 30, 2018	18,415,699	$18	$76,081	$7,350	$(31)	$—	$83,418

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Tactile Systems Technology, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Nine Months Ended
	September 30,
(In thousands)	2018	2017
Cash flows from operating activities
Net income	$4,268	$3,625
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	2,474	1,073
Deferred income taxes	(1,411)	—
Stock-based compensation expense	5,638	3,104
Change in allowance for doubtful accounts	414	(36)
Loss on disposal of equipment	3	—
Changes in assets and liabilities:
Accounts receivable	(2,970)	460
Inventories	(3,879)	(3,821)
Income taxes	(2,090)	(5,373)
Prepaid expenses and other assets	(1,358)	130
Medicare accounts receivable – long-term	1,707	52
Accounts payable	(508)	87
Accrued payroll and related taxes	1,586	(812)
Accrued expenses and other liabilities	(179)	1,585
Future product royalties	(11)	(41)
Net cash provided by operating activities	3,684	33
Cash flows from investing activities
Proceeds from sales and maturities of marketable securities	13,000	1,000
Purchases of marketable securities	(14,792)	(12,051)
Purchases of property and equipment	(2,384)	(1,953)
Intangible asset costs	(1,052)	(44)
Other investments	—	(145)
Net cash used in investing activities	(5,228)	(13,193)
Cash flows from financing activities
Taxes paid for net share settlement of restricted stock units	(1,922)	(278)
Proceeds from exercise of common stock options and warrants	1,218	673
Proceeds from the issuance of common stock from the employee stock purchase plan	1,416	2,210
Shares repurchased to cover taxes from restricted stock award vesting	—	(493)
Net cash provided by financing activities	712	2,112
Net change in cash and cash equivalents	(832)	(11,048)
Cash and cash equivalents – beginning of period	23,968	30,701
Cash and cash equivalents – end of period	$23,136	$19,653
Supplemental cash flow disclosure
Cash paid for interest	$3	$1
Cash paid for taxes	$448	$923
Capital expenditures incurred but not yet paid	$184	$97

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

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

The results for the nine months ended September 30, 2018 are not necessarily indicative of results to be expected for the year ending December 31, 2018, or for any other interim period or for any future year. The condensed consolidated interim financial statements should be read in conjunction with the audited financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2017.

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

Note 3.  Summary of Significant Accounting Policies

Significant Accounting Policies

During the nine months ended September 30, 2018 there were no material changes in our significant accounting policies. See Note 3 - “Summary of Significant Accounting Policies” to the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2017 for information regarding our significant accounting policies.

Inventories

Inventories are valued at the lower of cost (first-in, first-out method) or net realizable value. Inventories consisted of 45% finished goods and 55% component parts and work-in-process as of September 30, 2018 and 39% finished goods and 61% component parts and work-in-process as of December 31, 2017.

Recent Accounting Pronouncements

We currently are an “emerging growth company” as defined by the JOBS Act. The JOBS Act provides that an emerging growth company can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act of 1933, as amended, (the “Securities Act”), for complying with new or revised accounting standards. In other words, an emerging growth company can selectively delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. In accordance with the JOBS Act, we elected to participate in the exemption and, as a result, our financial statements may not be comparable to the financial statements of issuers that are required to comply with the effective dates for new or revised accounting standards that are applicable to public companies. Section 107 of the JOBS Act provides that we can elect to opt out of the extended transition period at any time, which election is irrevocable. However, as of the last business day of our second fiscal quarter of 2018, the market value of our common stock that was held by non-affiliates exceeded $700 million, and as a result, we will no longer qualify as an emerging growth company as of December 31, 2018 and will no longer be able to take advantage of the extended transition period. Therefore, as of December 31, 2018, we will be required to adopt new or revised accounting standards when they are applicable to public companies that are not emerging growth companies.

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, “Revenue from Contracts with Customers.” The new section replaces Section 605, “Revenue

Recognition,” and creates modifications to various other revenue accounting standards for specialized transactions and industries. The section is intended to conform revenue accounting principles with concurrently issued International Financial Reporting Standards to reconcile previously differing treatment between U.S. practices and those of the rest of the world and to enhance disclosures related to disaggregated revenue information. The updated guidance will be effective for us for our annual reporting periods ending on December 31, 2018 and interim reporting periods thereafter due to the recent determination of our upcoming change in filing status. As a result, we commenced project planning for our implementation, which included engaging an accounting firm to assist us. Based on our qualitative assessment to date we have defined the contracts, determined the performance obligations, and assessed the use of the portfolio practical expedient under this standard. We will apply the portfolio approach in determining the transaction price as we have a large volume of contracts with similar characteristics. We are in the process of determining whether this standard will have a material impact on our financial statements. Should we determine an adjustment is required, we will apply the modified retrospective approach as our transition method, which involves recognizing the cumulative effect of initially applying the new revenue standard as an adjustment to the opening balance of retained earnings as of January 1, 2018.

In February 2016, the FASB issued ASU No. 2016-02, “Leases” (Topic 842), which supersedes the existing guidance for lease accounting, “Leases” (Topic 840). ASU No. 2016-02 requires lessees to recognize a lease liability and a right-of-use asset for all leases. Lessor accounting remains largely unchanged. The amendments in this ASU will be effective for us for interim and annual periods beginning after December 15, 2018. ASU No. 2016-02 requires a modified retrospective approach for all leases existing at, or entered into after, the date of initial adoption, with an option to elect to use certain transition relief. Due to the recent determination of our upcoming change in filing status, which has accelerated our required implementation date of this standard, we have commenced project planning for our implementation, which has included engaging an accounting firm to assist us. We are currently evaluating whether this standard will have a material impact on our financial statements.

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

In July 2018, the FASB issued ASU No. 2018-07 “Improvements to Non-employee Share-Based Payment Accounting,” which expands the scope of Topic 718 to include share-based payment transactions for acquiring goods and services from non-employees. The ASU will be effective for us for fiscal years beginning after December 15, 2018, including interim periods within that fiscal year. We do not anticipate any material impact on our consolidated financial statements in future periods as a result of the adoption of this ASU.

Note 4.  Asset Acquisition

On May 22, 2018, we acquired certain assets and the intellectual property of Wright Therapy Products, Inc. (“WTP”) for total consideration of approximately $875,000 plus a potential earn-out to be amortized on a straight-line basis over the life of the related asset. The earn-out is based on certain revenue metrics over the seven-month period beginning June 30, 2018 and is capitalized to intangible assets. The assets include the rights to a portfolio of thirty-one issued and pending patents that includes intellectual property related to WTP’s pneumatic compression therapy devices and five related trademarks, as well as certain customer accounts. Due to the nature of these patents and related trademarks, as well as our planned use, they have been classified as defensive intangible assets on the balance sheet. The acquisition was recorded as an asset acquisition, and an allocation of the purchase price, based on relative fair value, has been completed as reflected below:

	Gross	Weighted-Average
(Dollars in thousands)	Carrying Amount	Amortization Period
Defensive intangible assets	$788	7 years
Customer accounts	87	5 years
Total	$875

Note 5.  Marketable Securities

Our investments in marketable securities, all of which have original contractual maturities of six to twenty-four months, are classified as available-for-sale and consist of the following:

	As of September 30, 2018
		Unrealized		Fair
(In thousands)	Cost	Gains	Losses	Value
U.S. government and agency obligations	$18,849	$—	$37	$18,812
Corporate debt securities and certificates of deposit	3,992	—	4	3,988
Marketable securities	$22,841	$—	$41	$22,800

	As of December 31, 2017
		Unrealized		Fair
(In thousands)	Cost	Gains	Losses	Value
U.S. government and agency obligations	$11,997	$—	$56	$11,941
Corporate debt securities and certificates of deposit	8,017	—	14	8,003
Marketable securities	$20,014	$—	$70	$19,944

Unrealized losses and fair value of marketable securities aggregated by investment category and the length of time the securities were in a continuous loss position were as follows:

	As of September 30, 2018
	Less than 12 months		12 months or more		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(In thousands)	Value	Losses	Value	Losses	Value	Losses
U.S. government and agency obligations	$12,828	$21	$5,984	$16	$18,812	$37
Corporate debt securities and certificates of deposit	1,493	1	997	4	2,490	5
Marketable securities	$14,321	$22	$6,981	$20	$21,302	$42

	As of December 31, 2017
	Less than 12 months		12 months or more		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(In thousands)	Value	Losses	Value	Losses	Value	Losses
U.S. government and agency obligations	$5,974	$25	$5,967	$31	$11,941	$56
Corporate debt securities and certificates of deposit	7,005	13	998	1	8,003	14
Marketable securities	$12,979	$38	$6,965	$32	$19,944	$70

Note 6.  Intangible Assets

Our patents and other intangible assets, all of which are subject to amortization, are summarized as follows:

		As of September 30, 2018			As of December 31, 2017
	Weighted-Average	Gross			Gross
	Amortization	Carrying	Accumulated	Net	Carrying	Accumulated	Net
(Dollars in thousands)	Period	Amount	Amortization	Amount	Amount	Amortization	Amount
Patents	8 years	$3,554	$1,504	$2,050	$3,536	$1,318	$2,218
Defensive intangible assets	6 years	930	42	888	—	—	—
Customer accounts	5 years	103	6	97	—	—	—
Total		$4,587	$1,552	$3,035	$3,536	$1,318	$2,218

Amortization expense was $0.1 million for each of the three months ended September 30, 2018 and 2017, and $0.2 million for each of the nine months ended September 30, 2018 and 2017. Future amortization expenses are expected as follows:

(In thousands)
2018 (October 1 - December 31)	$104
2019	417
2020	417
2021	417
2022	417
Thereafter	1,263
Total	$3,035

Note 7.  Accrued Expenses

Accrued expenses consisted of the following:

(In thousands)	As of September 30, 2018	As of December 31, 2017
Warranty	$726	$531
Travel and business	553	453
Legal and consulting	481	317
Deferred rent	159	173
Accrued taxes	84	1,070
Clinical studies	70	15
Other	217	39
Total	$2,290	$2,598

Note 8.  Credit Agreement

On August 3, 2018, we entered into a Credit Agreement (the “Credit Agreement”) with Wells Fargo Bank, National Association.

The Credit Agreement provides for a new $10,000,000 revolving credit facility. The revolving credit facility expires on August 3, 2021. Subject to satisfaction of certain conditions, we may increase the amount of the revolving loans available under the Credit Agreement and/or add one or more term loan facilities in an amount not to exceed an incremental $25,000,000 in the aggregate, such that the total aggregate principal amount of loans available under the Credit Agreement (including under the revolving credit facility) does not exceed $35,000,000.

Amounts drawn under the revolving credit facility bear interest, at our option, at a rate equal to (a) the highest of (i) the prime rate, (ii) the federal funds rate plus 0.50% and (iii) LIBOR for an interest period of one month plus 1% (the “Base Rate”) plus an applicable margin or (b) LIBOR plus the applicable margin. The applicable margin is 0.40% to 1.15% on loans bearing interest at the Base Rate and 1.40% to 2.15% on loans bearing interest at LIBOR, in each case depending on our consolidated total leverage ratio. Undrawn portions of the revolving credit facility are subject to an unused line fee at a rate per annum from 0.200% to 0.275%, depending on our consolidated total leverage ratio.

As of September 30, 2018 and the date on which we filed this report, we did not have any outstanding borrowings under the Credit Agreement.

Our obligations under the Credit Agreement are secured by a security interest in substantially all of our and our subsidiaries’ assets and are also guaranteed by our subsidiaries.

The Credit Agreement limits our ability to make capital expenditures during a fiscal year in excess of the amounts set forth in the Credit Agreement, and requires that we (i) not permit, as of the last day of each fiscal quarter, our consolidated total leverage ratio to exceed 3.00 to 1.00 and (ii) maintain minimum cash and cash equivalents, measured on the last day of each fiscal quarter, of not less than $7,500,000 (subject to a temporary reduction to $5,000,000 for the two fiscal quarters immediately following a permitted acquisition). As of September 30, 2018, we were in compliance with all financial covenants under the Credit Agreement.

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

Note 9.  Commitments and Contingencies

Lease Obligations

In March 2008, we entered into a non-cancelable operating lease agreement for building space for our corporate headquarters that provides for monthly rent, real estate taxes and operating expenses. This lease was subsequently extended to July 31, 2021.

In July 2016, we entered into a non-cancelable operating lease agreement for building space to accommodate the relocation of our manufacturing, quality, engineering and research and development functions. This lease agreement extends through November 2023 and provides for monthly rent, real estate taxes and operating expenses.

Rent expense was $0.4 million for the each of three months ended September 30, 2018 and 2017, and $1.2 million and $1.1 million for the nine months ended September 30, 2018 and 2017, respectively.

In July 2016, we entered into a fleet vehicle lease program for certain members of our field sales organization.

We also have operating lease agreements for certain computer and office equipment that expire in 2021. The leases provide an option to purchase the related equipment at fair market value at the end of the lease.

Future base minimum lease payments for all lease obligations are expected to be as follows for the years ending December 31:

		Computer/Office	Fleet Vehicle
(In thousands)	Buildings	Equipment	Program	Total
2018 (October 1 - December 31)	$227	$14	$55	$296
2019	948	51	85	1,084
2020	954	34	—	988
2021	701	3	—	704
2022	352	—	—	352
Thereafter	268	—	—	268
Total	$3,450	$102	$140	$3,692

Major Vendors

We had purchases from two major vendors that accounted for 45% and 41% of our total purchases for the three and nine months ended September 30, 2018, respectively. We had purchases from three major vendors that accounted for 47% and 39% of our total purchases for the three and nine months ended September 30, 2017, respectively.

Purchase Commitments

We issued purchase orders in 2017 totaling $1.7 million for items that we expect to receive between October and December of 2018. We issued purchase orders in the nine months ended September 30, 2018 totaling $15.0 million for items that we expect to receive in 2019.

Retirement Plan

We maintain a 401(k) retirement plan for our employees in which eligible employees can contribute a percentage of their pre-tax compensation. We may also make discretionary contributions to the 401(k) plan. We made contributions of $63,000 and $42,000 for the three months ended September 30, 2018 and 2017, respectively, and $174,000 and $135,000 for the nine months ended September 30, 2018 and 2017, respectively.

Note 10.  Stockholders' Equity

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

Stock-Based Compensation

Our 2016 Equity Incentive Plan (the “2016 Plan”) authorizes us to grant stock options, stock appreciation rights, restricted stock, stock units and other stock-based awards to employees, non-employee directors and certain consultants and advisors. There were up to 4,800,000 shares of our common stock initially reserved for issuance pursuant to the 2016 Plan. The 2016 Plan provides that the number of shares reserved and available for issuance under the 2016 Plan will automatically increase annually on January 1 of each calendar year, commencing in 2017 and ending on and including January 1, 2026, by an amount equal to the lesser of: (a) 5% of the number of common shares of stock outstanding as of December 31 of the immediately preceding calendar year, or (b) 2,500,000 shares; provided, however, that our Board of Directors may determine that any annual increase be a lesser number. In addition, all awards granted under our 2007 Omnibus Stock Plan and our 2003 Stock Option Plan that were outstanding when the 2016 Plan became effective and that are forfeited, expire, are cancelled, are settled for cash or otherwise not issued, will become available for issuance under the 2016 Plan. Effective January 1, 2017, 841,686 shares were added to the 2016 Plan, as available for issuance thereunder, pursuant to the automatic increase feature of the 2016 Plan. Effective January 1, 2018, 892,318 shares were added to the 2016 Plan, as available for issuance thereunder, pursuant to the automatic increase feature of the 2016 Plan. As of September 30, 2018, 5,226,592 shares were available for future grant pursuant to the 2016 Plan.

Upon adoption and approval of the 2016 Plan, all of our previous equity incentive compensation plans were terminated. However, existing awards under those plans continue to vest in accordance with the original vesting schedules and will expire at the end of their original terms.

We recorded stock-based compensation expense of $2.4 million and $1.0 million for the three months ended September 30, 2018 and 2017, respectively, and $5.6 million and $3.1 million for the nine months ended September 30, 2018 and 2017, respectively. This expense was allocated as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands)	2018	2017	2018	2017
Cost of goods sold	$69	$4	$178	$102
Sales and marketing expenses	834	361	2,272	1,030
Research and development expenses	52	29	146	73
Reimbursement, general and administrative expenses	1,425	573	3,042	1,899
Total stock-based compensation expense	$2,380	$967	$5,638	$3,104

The stock-based compensation expense includes a modification of share-based awards held by a former executive resulting in a charge of $0.6 million for the three and nine months ended September 30, 2018. At September 30, 2018, there was approximately $0.7 million of estimated unrecognized pre-tax compensation expense that is expected to be recognized on a straight-line basis over 0.4 years.

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

Stock-based compensation expense included in our Condensed Consolidated Statements of Operations for stock options was $0.8 million and $0.3 million for the three months ended September 30, 2018 and 2017, respectively, and  $1.8 million and $0.8 million for the nine months ended September 30, 2018 and 2017, respectively.

At September 30, 2018, there was approximately $5.0 million of total unrecognized pre-tax stock option expense under our equity compensation plans, which is expected to be recognized on a straight-line basis over a weighted-average period of 2.7 years.

Stock option activity for the nine months ended September 30, 2018 is summarized as follows:

		Weighted-	Weighted-
		Average	Average	Aggregate
	Options	Exercise Price	Remaining	Intrinsic
(In thousands except share, per share and years data)	Outstanding	Per Share (1)	Contractual Life	Value (2)
Balance at December 31, 2017	1,487,720	$8.41	6.2 years	$29,611
Granted	136,224	$39.46
Exercised	(388,261)	$3.14		$16,826
Cancelled	(28,824)	$20.50
Balance at September 30, 2018	1,206,859	$13.32	6.3 years	$69,667

Options exercisable at September 30, 2018	706,423	$3.80	4.8 years	$47,505

(1)	The exercise price of each option granted during the period shown was equal to the market price of the underlying stock on the date of grant.
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

Options exercisable of 1,098,882 as of September 30, 2017 had a weighted-average exercise price of $2.12 per share.

Time-Based Restricted Stock Units

We have granted time-based restricted stock units to certain participants under the 2016 Plan that are stock-settled with common shares. Time-based restricted stock units granted under the 2016 Plan vest over one to three years. Stock-based compensation expense included in our Condensed Consolidated Statements of Operations for time-based restricted stock units was $1.3 million and $0.6 million for the three months ended September 30, 2018 and 2017, respectively, and $2.9 million and $1.8 million for the nine months ended September 30, 2018 and 2017, respectively. As of September 30, 2018, there was approximately $5.4 million of total unrecognized pre-tax compensation expense related to outstanding time-based restricted stock units that is expected to be recognized over a weighted-average period of 1.8 years. Our time-based restricted stock unit activity for the nine months ended September 30, 2018 was as follows:

		Weighted-
		Average Grant	Aggregate
	Units	Date Fair Value	Intrinsic
(In thousands except unit and per unit data)	Outstanding	Per Unit	Value (1)
Balance at December 31, 2017	441,507	$16.38	$12,795
Granted	92,109	$35.27
Vested	(175,164)	$14.75
Cancelled	(27,229)	$21.00
Balance at September 30, 2018	331,223	$22.11	$23,533

Deferred and unissued at September 30, 2018 (2)	3,427	$31.28	$243

(1)	The aggregate intrinsic value of restricted stock units outstanding was based on our closing stock price on the last trading day of the period.
(2)

For the nine months ended September 30, 2018, there were 1,214 restricted stock units granted to non-employee directors in lieu of their quarterly cash retainer payments. These restricted stock units were fully vested upon grant and represent the right to receive one share of common stock, per unit, upon the earlier of the directors’ termination of service as a director of ours or the occurrence of a change of control of us. These restricted stock units are included in the “Granted” line in the table above and are also included in the “Vested” line in the table above due to their being fully vested upon grant. As of September 30, 2018, there were 3,427 outstanding restricted stock units that have been granted to non-employee directors in lieu of their quarterly director retainer payments. These restricted stock units are not included in the “Balance at September 30, 2018” line in the table above because they are fully vested.

Performance-Based Restricted Stock Units

In February 2018, we granted 67,982 performance-based restricted stock units (“PSUs”), which represents the target number of PSUs under these awards, to certain participants under the 2016 Plan. These PSUs have both performance-based and time-based vesting features. The PSUs will be earned if and to the extent performance goals based on revenue and adjusted EBITDA are achieved in 2019. The number of PSUs earned will depend on the level at which the performance targets are achieved, and can range from 50% of target if threshold performance is achieved and up to 150% of target if maximum performance is achieved. One third of the earned PSUs will vest on the date the Compensation and Organization Committee certifies the number of PSUs earned, and the remaining two thirds of the earned PSUs will vest on the first anniversary of that certification date. All earned and vested PSUs will be settled in shares of common stock. Stock-based compensation expense included in our Condensed Consolidated Statements of Operations for PSUs was $0.2 million and $0.5 million for the three and nine months ended September 30, 2018, respectively, and $0 for the same periods in 2017. As of September 30, 2018, there was approximately $1.6 million of total unrecognized pre-tax compensation expense related to outstanding PSUs that is expected to be recognized over a weighted average period of 2.4 years. Our performance-based restricted stock unit activity for the nine-months ended September 30, 2018 was as follows:

	Performance-	Weighted-
	Based	Average Grant	Aggregate
	Units	Date Fair Value	Intrinsic
(In thousands except unit and per unit data)	Outstanding	Per Unit	Value (1)
Balance at December 31, 2017	—	$—	$—
Granted	67,982	$32.36
Vested	—	$—
Cancelled	(5,253)	$32.36
Balance at September 30, 2018	62,729	$32.36	$4,457

(1)	The aggregate intrinsic value of performance-based restricted stock units outstanding was based on our closing stock price on the last trading day of the period.

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

A total of 1.6 million shares of common stock was initially reserved for issuance under the ESPP, and this share reserve will automatically be supplemented each January 1, commencing in 2017 and ending on and including January 1, 2026, by an amount equal to the least of (1) 1% of the shares of our common stock outstanding on the immediately preceding December 31, (2) 500,000 shares or (3) such lesser amount as our Board of Directors may determine. Effective January 1, 2018, 178,463 shares were added to the ESPP, as available for issuance thereunder, pursuant to the automatic increase feature of the plan. On May 15, 2018, 63,578 shares were purchased under the ESPP, utilizing $1.4 million of employee contributions. As of September 30, 2018, 1,576,090 shares were available for future issuance under the ESPP. We recognized stock-based compensation expense associated with the ESPP of $0.1 million for each of the three-month periods ended September 30, 2018 and 2017, and $0.5 million for each of the nine-month periods ended September 30, 2018 and 2017.

Note 11.  Income Taxes

We record our interim provision for income taxes by applying our estimated annual effective tax rate to our year-to-date pre-tax income and adjusting for discrete tax items recorded in the period. Deferred income taxes result from temporary differences between the reporting of amounts for financial statement purposes and income tax purposes. These differences relate primarily to different methods used for income tax reporting purposes, including for depreciation and amortization, warranty and certain employee compensation related accruals, and deductions related to allowances for doubtful accounts receivable and inventory reserves. Our provision for income taxes included current federal and state income tax expense, as well as deferred federal and state income tax expense.

The effective tax rate for the three months ended September 30, 2018 was a benefit of 16.5%, compared to a benefit of 6.7% for the three months ended September 30, 2017. The primary driver of the change in the effective tax rate was an increase in the tax benefits related to share-based compensation proportionate to pre-tax book income as compared to the same prior year period. We recorded an income tax benefit of $0.2 million and $0.1 million for the three months ended September 30, 2018 and 2017, respectively.

The effective tax rate for the nine months ended September 30, 2018 was a benefit of 254.3%, compared to a benefit of 539.1% for the nine months ended September 30, 2017. The primary driver of the change in our effective tax rate was a significant increase in tax benefits related to share-based compensation proportionate to pre-tax book income as compared to the same prior year period. We recorded an income tax benefit of $3.1 million and an income tax benefit of $4.5 million for the nine months ended September 30, 2018 and 2017, respectively.

We recognize the financial statement benefit of a tax position only after determining that the relevant tax authority is more likely than not to sustain the position following an audit. For tax positions meeting the more likely than not threshold, the amount recognized in the condensed consolidated financial statements is the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement with the relevant tax authority. As of September 30, 2018 we had an unrecognized tax benefit of approximately $1.8 million. Included in the balance of unrecognized tax benefits as of September 30, 2018 was $0.4 million of tax benefits that, if recognized, would impact the effective tax rate. Also included in the balance of unrecognized tax benefits as of September 30, 2018 was $1.4 million of tax benefits that, if recognized, would result in adjustments to other tax accounts, primarily deferred taxes.

We are currently under examination for our 2016 federal tax return. We are not currently under exam for income taxes by any other taxing jurisdictions. In the event of any future tax assessments, we have elected to record the income taxes and any related interest and penalties as income tax expense on our statement of operations.

Note 12.  Net Income Per Share

The following table sets forth the computation of our basic and diluted net income per share:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands, except share and per share data)	2018	2017	2018	2017
Net income	$1,746	$1,342	$4,268	$3,625
Weighted-average shares outstanding	18,344,956	17,603,293	18,166,999	17,222,072
Effect of restricted stock units, common stock options, warrants, and employee stock purchase plan shares	1,180,730	1,480,682	1,161,948	1,596,537
Weighted-average shares used to compute diluted net income per share	19,525,686	19,083,975	19,328,947	18,818,609
Net income per share - Basic	$0.10	$0.08	$0.23	$0.21
Net income per share - Diluted	$0.09	$0.07	$0.22	$0.19

The following common stock equivalents were excluded from the computation of diluted net income per share for the periods presented because including them would have been anti-dilutive:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Restricted stock units	—	—	5,413	1,184
Common stock options	25,703	23,311	47,981	63,066
Common stock warrants	—	—	—	—
Employee stock purchase plan	—	—	28,996	—
Total	25,703	23,311	82,390	64,250

Note 13.  Fair Value Measurements

We determine the fair value of our assets and liabilities based on the exchange price that would be received for an asset or paid to transfer a liability (exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Valuation techniques used to measure fair value maximize the use of observable inputs and minimize the use of unobservable inputs. We use a fair value hierarchy with three levels of inputs, of which the first two are considered observable and the last unobservable, to measure fair value. The fair value hierarchy gives the highest priority to quoted prices in active markets for identical assets or liabilities (Level 1). The next highest priority is based on quoted prices for similar assets or liabilities in active markets or quoted prices for identical or similar assets or liabilities in non-active markets or other observable inputs (Level 2). The lowest priority is given to unobservable inputs (Level 3). The following provides information regarding fair value measurements for our cash equivalents and marketable securities as of September 30, 2018 and December 31, 2017 according to the three-level fair value hierarchy:

	As of September 30, 2018
	Quoted Prices
	in Active	Significant
	Markets for	Other	Significant
	Identical	Observable	Unobservable
	Assets	Inputs	Inputs
(In thousands)	(Level 1)	(Level 2)	(Level 3)	Total
Recurring Fair Value Measurements:
Money market mutual funds	$5,260	$—	$—	$5,260
U.S. government and agency obligations	11,833	6,979	—	18,812
Corporate debt securities	—	3,988	—	3,988
Total	$17,093	$10,967	$—	$28,060

	As of December 31, 2017
	Quoted Prices
	in Active	Significant
	Markets for	Other	Significant
	Identical	Observable	Unobservable
	Assets	Inputs	Inputs
(In thousands)	(Level 1)	(Level 2)	(Level 3)	Total
Recurring Fair Value Measurements:
Money market mutual funds	$9,212	$—	$—	$9,212
U.S. government and agency obligations	1,000	10,941	—	11,941
Corporate debt securities	—	8,003	—	8,003
Total	$10,212	$18,944	$—	$29,156

During the nine months ended September 30, 2018, there were no transfers within the three-level hierarchy. A significant transfer is recognized when the inputs used to value a security have been changed, which merits a transfer between the disclosed levels of the valuation hierarchy.

The fair values for our money market mutual funds, U.S. government and agency obligations and corporate debt securities are determined based on valuations provided by external investment managers who obtain them from a variety of industry standard data providers.

The carrying amounts of financial instruments such as cash equivalents, accounts receivable, other assets, accounts payable, accrued expenses and other liabilities approximate their related fair values due to the short-term maturities of these items. Non-financial assets, such as equipment and leasehold improvements, and intangible assets are subject to non-recurring fair value measurements if they are deemed impaired. We had no re-measurements of non-financial assets to fair value in the nine months ended September 30, 2018.

Note 14.  Subsequent Events

On October 15, 2018, we entered into a license agreement (the “License Agreement”) with Sun Scientific, Inc. (“Sun Scientific”) pursuant to which we licensed certain intellectual property of Sun Scientific, including related to its Aero-Wrap product, in the United States and Canada, for use in all medical applications, including but not limited to swelling/edema and ulcers (including lymphedema and chronic venous insufficiency conditions), but excluding the use of the intellectual property in the field of prophylaxis for deep vein thrombosis.

Pursuant to the License Agreement, we paid Sun Scientific an initiation fee of $4.0 million upon execution of the License Agreement. We have also agreed to pay Sun Scientific a royalty in a range of high single digits to low double digits as a percentage of the net sales of the products containing the licensed intellectual property and a contingency payment if the net sales of the Aero-Wrap product exceed $80 million within the first seven years of the term of the agreement. We have concluded as of September 30, 2018 that it is not probable the contingency payment threshold will be achieved. The contingency payment may be made, at our option, in cash or shares of our common stock.

The License Agreement will continue until the date of expiration of the last to expire or be invalidated of the licensed patents, subject to earlier termination under certain circumstances, including by either party upon a material breach, by us at any time upon six months’ prior written notice or by Sun Scientific if specified events related to sales, use and commercialization occur.

On October 26, 2018, we entered into a non-cancelable office lease agreement for approximately 80,745 square feet for new corporate headquarters space in Minneapolis, Minnesota. The initial lease term is ten years and six months, with an option to renew for two periods of five years each. The base rent increases yearly during the initial term, commencing at approximately $106,000 per month during the first year of the initial term and increasing to approximately $134,300 per month during the last six months of the initial term, and we are also obligated for certain taxes and operating expenses. We expect to begin incurring rent expense related to this lease in the first quarter of 2019. We are looking to sub-lease our existing building space for the remainder of our lease obligation, which ends July 31, 2021.

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

Our proprietary products are the Flexitouch, Entre, and Actitouch systems. A predecessor to our Flexitouch system received 510(k) clearance from the U.S. Food and Drug Administration (the “FDA”) in July 2002, and we introduced the system to address the many limitations of self-administered home-based manual lymphatic drainage therapy. We began selling our more advanced Flexitouch system after receiving 510(k) clearance from the FDA in October 2006. In September 2016, we received 510(k) clearance from the FDA for the Flexitouch system in treating lymphedema of the head and neck. In June 2017, we announced that we received 510(k) clearance from the FDA for the Flexitouch Plus, the third-generation version of our Flexitouch system. We derive the vast majority of our revenues from our Flexitouch system. For the nine months ended September 30, 2018 and 2017, sales of our Flexitouch system represented 92% and 91% of our revenues, respectively.

In September 2012, we acquired our second proprietary product, the Actitouch system. The system received 510(k) clearance from the FDA in June 2013, and we began selling the product in September 2013 to address the many limitations of multilayered bandages that are worn by patients suffering from venous leg ulcers. We also introduced our Entre system in the United States in February 2013. The Entre system is sold to patients who need a more basic pump or who do not yet qualify for insurance reimbursement for an advanced compression device such as our Flexitouch system. For the nine months ended September 30, 2018 and 2017, sales of our Entre and Actitouch systems combined represented 8% and 9% of our revenues, respectively.

To support the growth of our business, we invest heavily in our commercial infrastructure, consisting of our direct salesforce, home training resources, reimbursement capabilities and clinical expertise. We market our products in the United States using a direct-to-patient and -provider model. Our direct salesforce has grown to a team of over 185 people as of September 30, 2018 compared to over 150 people as of September 30, 2017. This model allows us to directly approach patients and clinicians, whereby we disintermediate the traditional durable medical equipment channel, allowing us to capture both the manufacturer and distributor margins. We also utilize over 500 licensed, independent healthcare practitioners as home trainers who educate patients on the proper use of our systems. We invest substantial resources in our reimbursement and payer relations team, which consists of over 120 people. The reimbursement group focuses on verifying case-by-case benefits, obtaining prior authorization, billing and collecting payments from payers, and providing customer support services. Our payer relations group is responsible for developing relationships with insurance payer decision-makers to educate them on our product efficacy, developing overall payer coverage policies and reimbursement criteria, managing Medicare patient claims and contracts with payers, and serving as an advocacy liaison between patients, clinicians and payers throughout the appeals process. Our patients are reimbursed by government and private payers for the purchase of our products pursuant to established rates with each payer. We also have a clinical team, consisting of a scientific advisory board, in-house therapists and nurses, and a medical director (part-time), that serves as a resource to clinicians and patients and guides the development of clinical evidence in support of our products.

We rely on third-party contract manufacturers for the sourcing of parts, the assembly of our controllers and the manufacturing of the garments used with our systems. We conduct final assembly of the garments used with our Flexitouch system, perform quality assurance, and ship our products from our facility in Minneapolis, Minnesota.

For the three months ended September 30, 2018, we generated revenues of $36.3 million and had net income of $1.7 million, compared to revenues of $28.3 million and net income of $1.3 million for the three months ended September 30, 2017. For the nine months ended September 30, 2018, we generated revenues of $97.3 million and had net income of $4.3 million, compared to revenues of $74.4 million and net income of $3.6 million for the nine months ended September 30, 2017. Our primary sources of capital to date have been from operating income, private placements of our capital stock, and capital raised in our initial public offering, which closed on August 2, 2016. We operate in one segment for financial reporting purposes.

Results of Operations

Comparison of the Three and Nine Months ended September 30, 2018 and 2017

The following tables present our results of operations for the periods indicated.

	Three Months Ended
	September 30,				Change
(Dollars in thousands)	2018		2017		$	%
Condensed Consolidated Statement of		% of		% of
Operations Data:		revenue		revenue
Revenues	$36,322	100%	$28,283	100%	$8,039	28%
Cost of goods sold	10,141	28%	7,528	27%	2,613	35%
Gross profit	26,181	72%	20,755	73%	5,426	26%
Operating expenses
Sales and marketing	15,632	43%	10,915	38%	4,717	43%
Research and development	1,223	3%	1,116	4%	107	10%
Reimbursement, general and administrative	7,956	22%	7,551	26%	405	5%
Total operating expenses	24,811	68%	19,582	68%	5,229	27%
Income from operations	1,370	4%	1,173	5%	197	17%
Other income	128	—%	85	—%	43	51%
Income before income taxes	1,498	4%	1,258	5%	240	19%
Income tax benefit	(248)	(1)%	(84)	—%	(164)	195%
Net income	$1,746	5%	$1,342	5%	$404	30%

	Nine Months Ended
	September 30,				Change
(Dollars in thousands)	2018		2017		$	%
Condensed Consolidated Statement of		% of		% of
Operations Data:		revenue		revenue
Revenues	$97,303	100%	$74,397	100%	$22,906	31%
Cost of goods sold	27,060	28%	20,186	27%	6,874	34%
Gross profit	70,243	72%	54,211	73%	16,032	30%
Operating expenses
Sales and marketing	42,641	44%	31,726	42%	10,915	34%
Research and development	3,949	4%	3,699	5%	250	7%
Reimbursement, general and administrative	22,799	23%	19,815	27%	2,984	15%
Total operating expenses	69,389	71%	55,240	74%	14,149	26%
Income (loss) from operations	854	1%	(1,029)	(1)%	1,883	183%
Other income	351	—%	204	—%	147	72%
Income (loss) before income taxes	1,205	1%	(825)	(1)%	2,030	N.M. %
Income tax benefit	(3,063)	(3)%	(4,450)	(6)%	1,387	(31)%
Net income	$4,268	4%	$3,625	5%	$643	18%

“N.M.” Not Meaningful

Revenues

Revenues increased $8.0 million, or 28%, to $36.3 million in the three months ended September 30, 2018, compared to $28.3 million in the three months ended September 30, 2017. Revenues increased $22.9 million, or 31%, to $97.3 million in the nine months ended September 30, 2018, compared to $74.4 million in the nine months ended September 30, 2017. The growth in revenues was attributable to an increase of approximately $7.1 million, or 27%, in sales of our Flexitouch system in the three months ended September 30, 2018 and an increase of approximately $21.3 million, or 31%, in sales of our Flexitouch system in the nine months ended September 30, 2018. The increase in Flexitouch system sales was largely driven by expansion of our salesforce, growth in the Veterans Administration channel, increased physician and patient awareness of the treatment options for lymphedema, and expanded contractual coverage with national and regional insurance payers.

Revenues from the Veterans Administration represented 19% and 20% of total revenues in the three months ended September 30, 2018 and 2017, respectively. Revenues from the Veterans Administration represented 20% and 19% of total revenues in the nine months ended September 30, 2018 and 2017, respectively. Revenues from Medicare represented 10% and 6% of total revenues in the three months ended September 30, 2018 and 2017, respectively. Revenues from Medicare represented 8% and 9% of total revenues in the nine months ended September 30, 2018 and 2017, respectively.

The following tables summarize our revenues by product for the three and nine months ended September 30, 2018 and 2017, both in dollars and percentage of total revenues:

	Three Months Ended
	September 30,		Change
(Dollars in thousands)	2018	2017	$	%
Revenues
Flexitouch system	$33,330	$26,202	$7,128	27%
Entre/Actitouch systems	2,992	2,081	911	44%
Total	$36,322	$28,283	$8,039	28%

Percentage of total revenues
Flexitouch system	92%	93%
Entre/Actitouch systems	8%	7%
Total	100%	100%

	Nine Months Ended
	September 30,		Change
(Dollars in thousands)	2018	2017	$	%
Revenues
Flexitouch system	$89,216	$67,936	$21,280	31%
Entre/Actitouch systems	8,087	6,461	1,626	25%
Total	$97,303	$74,397	$22,906	31%

Percentage of total revenues
Flexitouch system	92%	91%
Entre/Actitouch systems	8%	9%
Total	100%	100%

Our business is affected by seasonality. In the first quarter of each year, when most patients have started a new insurance year and have not yet met their annual out-of-pocket payment obligations, we experience substantially reduced demand for our products. We typically experience higher sales in the third and fourth quarters of the year as a result of patients having paid their annual insurance deductibles in full, thereby reducing their out-of-pocket costs for our products, and because patients often spend the remaining balances in their healthcare flexible spending accounts at that time. This seasonality applies only to purchases of our products by patients covered by commercial insurance and is not relevant to Medicare, Medicaid, or the Veterans Administration, as those payers either do not have plans that have declining deductibles over the course of the plan year or do not have plans that include patient deductibles for purchases of our products.

Cost of Goods Sold and Gross Margin

Cost of goods sold increased $2.6 million, or 35%, to $10.1 million in the three months ended September 30, 2018, compared to $7.5 million in the three months ended September 30, 2017. Cost of goods sold increased $6.9 million, or 34%, to $27.1 million in the nine months ended September 30, 2018, compared to $20.2 million in the nine months ended September 30, 2017. The increase in cost of goods sold in each of the three and nine months ended September 30, 2018 compared to the same periods in 2017 was primarily attributable to an increase in the number of Flexitouch systems sold, as well as additional manufacturing headcount to support increased volumes.

Gross margin was 72% of sales in each of the three and nine months ended September 30, 2018. Gross margin was 73% of sales in each of the three and nine months ended September 30, 2017. The current period gross margin rate was impacted by the launch of Flexitouch Plus, as well as a payment rate reduction associated with a national payer contract that became effective July 1, 2018.

Sales and Marketing Expenses

Sales and marketing expenses increased $4.7 million, or 43%, to $15.6 million in the three months ended September 30, 2018, compared to $10.9 million in the three months ended September 30, 2017. The year-over-year increase was primarily driven by a $3.2 million increase in personnel-related compensation expense due to increased sales and marketing headcount, including $0.5 million of incremental stock-based compensation expense. In addition, other sales and marketing expenses increased $1.5 million, driven by increased spending associated with field sales meetings, travel and entertainment, recruiting, consulting and patient training expenses, including training associated with the full commercial launch of the Flexitouch Plus that began in April 2018.

Sales and marketing expenses increased $10.9 million, or 34%, to $42.6 million in the nine months ended September 30, 2018, compared to $31.7 million in the nine months ended September 30, 2017. The year-over-year increase was primarily driven by a $7.5 million increase in personnel-related compensation expense due to increased sales and marketing headcount, including $1.2 million of incremental stock-based compensation expense. In addition, other sales and marketing expenses increased $3.4 million, driven by increased spending associated with field sales meetings, travel and entertainment, recruiting, consulting and patient training expenses, including training associated with the full commercial launch of the Flexitouch Plus that began in April 2018.

Research and Development Expenses

Research and development (“R&D”) expenses increased $0.1 million, or 10%, to $1.2 million in the three months ended September 30, 2018, compared to $1.1 million in the three months ended September 30, 2017. The year-over-year increase was primarily attributable to increased product development costs.

R&D expenses increased $0.3 million, or 7%, to $3.9 million in the nine months ended September 30, 2018, compared to $3.7 million in the nine months ended September 30, 2017. The year-over-year increase was primarily attributable to increased product development costs, partially offset by decreased clinical studies expenses.

Reimbursement, General and Administrative Expenses

Reimbursement, general and administrative expenses increased $0.4 million, or 5%, to $8.0 million in the three months ended September 30, 2018, compared to $7.6 million in the three months ended September 30, 2017. This increase was primarily attributable to a $1.3 million increase in personnel-related compensation expense as a result of increased headcount in our reimbursement operations, payer relations and corporate functions, including $0.9 million of incremental stock-based compensation expense, of which $0.6 million was related to the continued vesting of equity awards held by a former executive. These equity awards will continue to vest into the first quarter of 2019. The identified increases were partially offset by a $0.8 million year-over-year decrease in sales and use taxes due to a one-time charge in the prior year period.

Reimbursement, general and administrative expenses increased $3.0 million, or 15%, to $22.8 million in the nine months ended September 30, 2018, compared to $19.8 million in the nine months ended September 30, 2017. This increase was primarily attributable to a $2.9 million increase in personnel-related compensation expense as a result of increased headcount in our reimbursement operations, payer relations and corporate functions. This increase included $1.1 million of incremental stock-based compensation expense, of which $0.6 million was related to the continued vesting of equity awards held by a former executive. These equity awards will continue to vest into the first quarter of 2019. The increase in reimbursement, general and administrative expenses was also attributable to a $0.9 million increase in professional fees, legal expenses, recruiting, facilities and volume-based service charges. The identified increases were partially offset by a $0.8 million year-over-year decrease in accrued sales and use taxes due to a one-time charge in the prior year period.

Other Income, Net

Other income was $128,000 and $85,000 for the three months ended September 30, 2018 and 2017, respectively, and $351,000 and $204,000 for the nine months ended September 30, 2018 and 2017, respectively. The increase in other income was primarily due to investment income earned on our marketable securities.

Income Taxes

We recorded an income tax benefit of $0.2 million and $0.1 million in the three months ended September 30, 2018 and 2017, respectively. We recorded an income tax benefit of $3.1 million and $4.5 million in the nine months ended September 30, 2018 and 2017, respectively. The continued significant tax deductions related to tax benefits realized from the vesting of restricted stock units, the exercise of non-qualified stock options, and the disqualifying dispositions of incentive stock options and ESPP shares contributed to our net income for the three and nine months ended September 30, 2018.

Liquidity and Capital Resources

Cash Flows

At September 30, 2018, our principal sources of liquidity were cash and cash equivalents of $23.1 million, marketable securities of $22.8 million and net accounts receivable of $20.2 million, and the borrowing capacity available under our Credit Agreement.

The following table summarizes our cash flows for the periods indicated:

	Nine Months Ended
	September 30,
(In thousands)	2018	2017
Net cash provided by (used in):
Operating activities	$3,684	$33
Investing activities	(5,228)	(13,193)
Financing activities	712	2,112
Net decrease in cash and cash equivalents	$(832)	$(11,048)

Operating Activities

Net cash provided by operating activities during the nine months ended September 30, 2018 was $3.7 million, resulting from net income of $4.3 million and non-cash net income adjustments of $7.1 million, which were partially offset by a net increase in operating assets and liabilities of $7.7 million. The non-cash net income adjustments primarily consisted of $5.6 million of stock-based compensation expense and $2.5 million of depreciation and amortization expense. The changes in net operating assets and liabilities were primarily due to a $2.1 million increase in income taxes, driven by the current period tax benefit associated with tax-deductible stock-based compensation activity, and a $3.9 million increase in inventories, associated with the commercial launch of our Flexitouch Plus.

Net cash provided by operating activities during the nine months ended September 30, 2017 was $33,000, resulting from net income of $3.6 million and non-cash net income adjustments of $4.1 million, including $3.1 million of stock-based compensation expense and $1.1 million of depreciation and amortization expense. This was partially offset by a $7.7 million increase in net operating assets and liabilities, primarily related to increases in income taxes receivable of $5.6 million and inventory of $3.8 million. The increase in income taxes receivable was a result of the significant tax benefits recognized in the period associated with tax-deductible share-based compensation activity. The increase in inventory was driven largely by the increased sales volume as well as purchases associated with product development and new product introductions.

Investing Activities

Net cash used in investing activities during the nine months ended September 30, 2018 was $5.2 million, consisting of $1.8 million in net purchases of marketable securities, $1.5 million in purchases of rental and demonstration equipment, $1.1 million related to the acquisition of patents and other intangible assets and $0.8 million in purchases of product tooling and computer and manufacturing equipment, leasehold improvements and furniture and fixtures.

Net cash used in investing activities during the nine months ended September 30, 2017 was $13.2 million, consisting primarily of $11.1 million in net purchases of marketable securities and $2.0 million in purchases of product tooling, computer and manufacturing equipment, and leasehold improvements.

Financing Activities

Net cash provided by financing activities during the nine months ended September 30, 2018 was $0.7 million, consisting of proceeds from the issuance of common stock under the ESPP of $1.4 million and proceeds from exercises of common stock options of $1.2 million, partially offset by $1.9 million in taxes paid for the net share settlement of restricted stock units.

Net cash provided by financing activities during the nine months ended September 30, 2017 was $2.1 million, consisting of proceeds from the issuance of common stock under the ESPP of $2.2 million and proceeds from exercises of common stock options and warrants of $0.7 million, partially offset by the purchase of treasury stock to fund taxes from restricted stock award vesting of $0.5 million and taxes paid for the net share settlement of restricted stock units of $0.3 million.

Credit Agreement

On August 3, 2018, we entered into the Credit Agreement, which expires on August 3, 2021. The Credit Agreement provides for a $10,000,000 revolving credit facility, with the ability to increase the amount of the revolving loans available and/or add one or more term loan facilities not to exceed an incremental $25,000,000, subject to satisfaction of certain conditions. As of September 30, 2018 and the date on which we filed this report, we did not have any outstanding borrowings under the Credit Agreement.

Our obligations under the Credit Agreement are secured by a security interest in substantially all of our and our subsidiaries’ assets and are also guaranteed by our subsidiaries. The Credit Agreement contains a number of restrictions and covenants, including that we maintain compliance with a maximum leverage ratio and a minimum liquidity covenant. As of September 30, 2018, we were in compliance with all financial covenants under the Credit Agreement.  For additional information on the Credit Agreement, see Note 8 – “Credit Agreement” to the condensed consolidated financial statements in this report.

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

We believe our cash, cash equivalents, marketable securities and cash flows from operations together with our new credit agreement will be sufficient to meet our working capital and capital expenditure requirements for at least the next twelve months.

Inflation and changing prices did not have a material effect on our business during the nine months ended September 30, 2018, and we do not expect that inflation or changing prices will materially affect our business in the foreseeable future.

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

Contractual and Commercial Commitments Summary

Our contractual obligations and commercial commitments as of September 30, 2018 are summarized below:

	Payments Due By Period
		Less Than			More Than
(In thousands)	Total	1 Year	1-3 Years	3-5 Years	5 Years
Purchase commitments (1)	$16,686	$11,526	$5,160	$—	$—
Operating lease obligations (2)	3,692	1,109	1,787	796	—
Future product royalties (3)	6	6	—	—	—
Total	$20,384	$12,641	$6,947	$796	$—

(1)

We issued purchase orders in 2017 totaling $1.7 million for items that we expect to receive between October and December of 2018. We issued purchase orders in 2018 totaling $15.0 million for items that we expect to receive in 2019.

(2)

We currently lease approximately 52,000 square feet of office space at our corporate headquarters in Minneapolis, Minnesota under a lease that expires in July 2021 and an additional 38,520 square feet of office, assembly and warehouse space at a second leased facility in Minneapolis, Minnesota under a lease that expires in November 2023. We entered into a fleet vehicle program for certain members of our field sales organization in 2016.

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

Credit Risk

As of September 30, 2018 and December 31, 2017, our cash, cash equivalents and marketable securities were maintained with three financial institutions in the United States. We have reviewed the financial statements of these institutions and believe they have sufficient assets and liquidity to conduct their operations in the ordinary course of business with little or no credit risk to us.

Our accounts receivable primarily relate to revenues from the sale of our products to patients in the United States. As of September 30, 2018 and 2017, our accounts receivable were $21.2 million and $17.4 million, respectively. We had accounts receivable from three insurance companies representing approximately 28%, 16% and 11% of accounts receivable as of September 30, 2018, and we had accounts receivable from three insurance companies representing approximately 28%, 17% and 6% of accounts receivable as of September 30, 2017.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2018. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 30, 2018, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There were no material changes in our internal control over financial reporting during the three months ended September 30, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Changes in United States or Chinese trade policy, including the imposition of tariffs and the resulting consequences, may have a material adverse impact on our business and results of operations.

The United States government has indicated its intent to adopt a new approach to trade policy and in some cases to renegotiate, or potentially terminate, certain existing bilateral or multi-lateral trade agreements. It has also initiated or is considering the imposition of tariffs on certain foreign goods, including certain raw materials that are included in our products, or on our products directly. Changes in U.S. trade policy could result in one or more of its trading partners adopting responsive trade policy making it more difficult or costly for us to export our products to those countries in the future or import our products or raw materials utilized in making our products. These measures could result in increased costs for goods imported into the United States. Since our prices are often fixed due to the reimbursement policies of, and arrangements with, third party payers, this could result in lowering our margin on products sold.

China has announced a plan to impose tariffs on a wide range of U.S. products in retaliation for new U.S. tariffs. Additional tariffs could be imposed by China in response to proposed increased tariffs on products imported from China. There is also a concern that the imposition of additional tariffs by the United States, including the increases proposed for raw materials utilized in our products, or our products themselves, could result in the adoption of tariffs by other countries. The resulting trade war could have a significant adverse effect on world trade and the world economy. To the extent that trade tariffs and other restrictions imposed by the United States increase the price of, or limit the amount of, the raw materials and products we import into the United States, the costs of our raw materials may be adversely affected and the demand from our customers for products and services may be diminished, which could adversely affect our revenues and profitability. In addition, our margins could be significantly impacted.

We cannot predict future trade policy or the terms of any renegotiated trade agreements and their impact on our business. The adoption and expansion of trade restrictions, the occurrence of a trade war, or other governmental action related to tariffs or trade agreements or policies have the potential to adversely impact demand for our products, our costs, our customers, our suppliers, and the United States economy, which in turn could adversely impact our business, financial condition and results of operations.

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

Our past growth has provided, and our future growth may create, challenges to our organization. As of September 30, 2018, we have over 460 employees. We intend to continue to grow and may experience periods of rapid growth and expansion. Future growth will impose significant added responsibilities on management, including the need to identify, recruit, train, integrate, retain and motivate additional employees. In addition, rapid and significant growth will place a strain on our administrative personnel, information technology systems and other operational infrastructure. Any failure by us to manage our growth effectively could have an adverse effect on our ability to achieve our development and commercialization goals.

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

At September 30, 2018, the net proceeds from our initial public offering were held in a diversified portfolio of bank deposits, government money market funds, government securities (U.S. Treasury and U.S. government agency securities), and high-grade short-term corporate bonds. All investments were in compliance with our Investment Policy and are highly liquid, with liquidity and capital preservation being the primary investment objectives. There has been no material change in our planned uses of the net proceeds from those described in the Prospectus dated July 27, 2016.

Item 3. Defaults Upon Senior Securities.

Not applicable.

Item 4. Mine Safety Disclosures.

Not  applicable.

Item 5. Other Information.

On November 1, 2018, the Compensation and Organization Committee of our Board of Directors approved and adopted the Tactile Systems Technology, Inc. Executive Employee Severance Plan (the “Severance Plan”). Employees who are designated by our Board of Directors or a committee thereof are eligible to be participants in the Severance Plan.  Each of our executive officers (Gerald R. Mattys, Brent A. Moen, Robert J. Folkes, Bryan F. Rishe and Mary M. Thompson), as well as certain other employees, have been designated as participants in the Severance Plan, effective upon the termination of the individual’s employment agreement with us (if any) and the entry into a Confidentiality, Assignment of Intellectual Property and Restrictive Covenants Agreement with us.

Under the Severance Plan, a participant will be entitled to receive the specified severance benefits if his or her employment is terminated (i) at our initiative other than for Cause (as defined in the Severance Plan) or (ii) by the participant for Good Reason (as defined in the Severance Plan) (each such type of termination, a “Qualifying Severance Event”). A Participant who experiences a Qualifying Severance Event will be eligible to receive certain severance benefits under the Severance Plan, including:

•	if the Qualifying Severance Event occurs prior to a Change in Control (as defined in the Severance Plan), payment of:

o

an amount equal to two times (for our Chief Executive Officer) or one times (for all other participants) his or her annualized base salary as of the termination date, payable in accordance with our regular payroll schedule for 24 months (for our Chief Executive Officer) or 12 months (for all other participants) thereafter; and

o

the portion of the premium costs that we would have paid, if the participant had remained employed by us, for any continued group health insurance coverage following the termination date, at the same level of coverage, for a period of 18 consecutive months (for our Chief Executive Officer ) or 12 consecutive months (for all other participants) after the termination date (or until group health or dental coverage from another employer is received, if earlier); and

•	if the Qualifying Severance Event occurs within 12 months after a Change in Control, payment of:

o

an amount equal to two times (for our Chief Executive Officer) or one times (for all other participants) the sum of (i) his or her annualized base salary as of the termination date, plus (ii) his or her target incentive bonus as of the termination date, payable in a lump sum on the first payroll date occurring more than 60 days after the termination date; and

o

the portion of the premium costs that we would have paid, if the participant had remained employed by us, for any continued group health insurance coverage following the termination date, at the same level of coverage, for a period of 18 consecutive months (for our Chief Executive Officer) or 12 consecutive months (for all other participants) after the termination date (or until group health or dental coverage from another employer is received, if earlier).

In addition, if a participant experiences a Qualifying Severance Event and the termination date occurs:

•

before a Change in Control, then with respect to any equity-based award that has been granted to him or her under one of our equity plans and is outstanding and not fully vested on such termination date (an “Equity Award”), a pro rata portion of the unvested portion of such Equity Award will vest as of the date the participant’s release of claims becomes irrevocable; and

•

within 12 months after a Change in Control, then the unvested portion of any Equity Award that is outstanding on such termination date will vest as of the date the participant’s release becomes irrevocable.

In either case, if such Equity Award is a stock option or stock appreciation rights award, it will remain exercisable to the extent so vested for one year after the termination date. The Severance Plan also specifies the treatment of performance-based Equity Awards under these circumstances.

To receive benefits under the Severance Plan, a participant must sign and not rescind a release in a form approved by us. Payment of severance benefits under the Severance Plan is also subject to other conditions, and will be terminated if the participant violates his or her ongoing obligations with respect to non-disclosure of confidential information, assignment of intellectual property, non-competition and non-solicitation.

The foregoing description of the Severance Plan does not purport to be complete and is qualified in its entirety by reference to the full text of the Severance Plan, a copy of which is filed as Exhibit 10.2 to this report and is incorporated herein by reference.

Effective November 1, 2018, the employment agreements that we had in place with each of Messrs. Mattys, Folkes and Rishe and Ms. Thompson were mutually terminated in order for the executive officer to become eligible to participate in the Severance Plan. The termination of these employment agreements did not affect the individual’s employment status or position with us.  Brent A. Moen, our Chief Financial Officer who was appointed as such effective September 2, 2018, does not have an employment agreement with us.

Also effective November 1, 2018, each of our executive officers entered into a Confidentiality, Assignment of Intellectual Property and Restrictive Covenants Agreement (“Restrictive Covenants Agreement”) with us. The Restrictive Covenants Agreements provide that, among other matters, while the executive officer is employed by us and for a period of 12 months thereafter, he or she will not (i) engage in competitive business, subject to certain exceptions; (ii) solicit, hire or engage our employees or contractors, or certain former employees; and (iii) solicit, request, advise or induce customers, suppliers or other business contacts of ours to cancel, curtail or otherwise adversely change its relationship with us. Under the Restrictive Covenants Agreements, each executive officer also agrees to disclose and assign to us any and all improvements and inventions that he or she conceives or reduces to practice during his or her employment.  In addition, the Restrictive Covenants Agreements contain customary confidentiality provisions.

The foregoing description of the Restrictive Covenants Agreements does not purport to be complete and is qualified in its entirety by reference to the full text of the form of Restrictive Covenants Agreement, a copy of which is filed as Exhibit 10.3 to this report and is incorporated herein by reference.

Item 6. Exhibits.

The exhibits filed as part of this Quarterly Report on Form 10-Q are set forth on the Exhibit Index below.

EXHIBIT INDEX

Incorporated by Reference
Exhibit			File		Exhibit	Filed
Number	Description of Exhibit	Form	Number	Date of Filing	Number	Herewith
3.1	Fourth Amended and Restated Certificate of Incorporation	S-1	333-209115	06/09/2016	3.1

3.2	Amended and Restated By-laws	S-1	333-209115	05/06/2016	3.2

10.1*	License Agreement, dated as of October 15, 2018, by and between Tactile Systems Technology, Inc. and Sun Scientific, Inc.					X

10.2	Tactile Systems Technology, Inc. Executive Employee Severance Plan					X

10.3	Form of Confidentiality, Assignment of Intellectual Property and Restrictive Covenants Agreement					X

10.4	Credit Agreement, dated as of August 3, 2018, by and among Tactile Systems Technology, Inc., the lenders from time to time party thereto and, Wells Fargo Bank, National Association	10-Q	001-37799	08/06/2018	10.1

10.5	Separation and Consulting Agreement between Tactile Systems Technology, Inc. and Lynn L. Blake, dated as of August 1, 2018	8-K	001-37799	08/06/2018	10.1

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) / 15d-14(a) of the Securities Exchange Act of 1934, as amended					X

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) / 15d-14(a) of the Securities Exchange Act of 1934, as amended					X

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

101.1

The following condensed consolidated financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2018, formatted in XBRL: (i) Balance Sheets (unaudited), (ii) Statements of Operations (unaudited), (iii) Statements of Comprehensive Income (unaudited); (iv) Statements of Stockholders’ Equity (unaudited), (v) Statements of Cash Flows (unaudited), and (vi) Notes to the Condensed Consolidated Financial Statements.

X

*

Application has been made to the Securities and Exchange Commission to seek confidential treatment of certain provisions of this exhibit. Omitted material for which confidential treatment has been requested has been filed separately with the Securities and Exchange Commission.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Tactile Systems Technology, Inc.

Date: November 5, 2018	By:	/s/ Brent A. Moen
Brent A. Moen
Chief Financial Officer
(Principal financial and accounting officer)