Form 10-K
period 2018-12-31
TACTILE SYSTEMS TECHNOLOGY INC
filed 2019-02-28
CIK 1027838

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2018

OR

☐TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission file number: 001-37799

Tactile Systems Technology, Inc.

(Exact Name of Registrant as Specified in Its Charter)

Delaware (State or other jurisdiction of incorporation or organization)	1331 Tyler Street NE, Suite 200 Minneapolis, Minnesota 55413 (Address and zip code of principal executive offices)	41-1801204 (I.R.S. Employer Identification Number)

(612) 355-5100

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Common Stock, Par Value $0.001 Per Share	The Nasdaq Stock Market
(Title of each class)	(Name of each exchange on which registered)

Securities registered pursuant to Section 12(g) of the Act:

None

(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes   ☒  No   ☐

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☐

Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes   ☐  No   ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, based on $52.00, the closing price of the shares of common stock on June 29, 2018 (the last business day of the registrant’s most recently completed second fiscal quarter) as reported by the Nasdaq Global Market on such date, was $905,226,400.

The number of shares of registrant’s Common Stock outstanding as of February 26, 2019 was 18,741,105.

Portions of the Registrant’s Definitive Proxy Statement relating to the Annual Meeting of Stockholders, scheduled to be held on May 9, 2019, are incorporated by reference into Part III of this Report.

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

All statements, other than statements of historical facts, contained in this Annual Report on Form 10-K, including statements regarding our business, operations and financial performance and condition, as well as our plans, objectives and expectations for our business, operations and financial performance and condition, are forward-looking statements. In some cases, you can identify forward-looking statements by the following words: "anticipate," "believe," "continue," "could," "estimate," "expect," "intend," "may," "might," "target," "ongoing," "plan," "potential," "predict," "project," "should," "will," "would," or the negative of these terms or other comparable terminology, although not all forward-looking statements contain these words. Forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our results, levels of activity, performance or achievements to be materially different from the information expressed or implied by the forward-looking statements in this Annual Report on Form 10-K. These risks, uncertainties and other factors include, but are not limited to:

•	the adequacy of our liquidity to pursue our complete business objectives;
•	our ability to obtain reimbursement from third-party payers for our products;
•	loss or retirement of key executives;
•	adverse economic conditions or intense competition;
•	loss of a key supplier;
•	entry of new competitors and products;
•	adverse federal, state and local government regulation;
•	technological obsolescence of our products;
•	technical problems with our research and products;
•	our ability to expand our business through strategic acquisitions;
•	our ability to integrate acquisitions and related businesses;
•	price increases for supplies and components;
•	the effects of current and future U.S. and foreign trade policy and tariff actions; and
•	the inability to carry out research, development and commercialization plans.

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

PART I

Item 1.  Business.

Overview

Tactile Systems Technology, Inc. (“we,” “us,” and “our”) is a medical technology company that develops and provides innovative medical devices for the treatment of chronic diseases. We were originally incorporated in Minnesota under the name Tactile Systems Technology, Inc. on January 30, 1995. During 2006, we established a merger corporation and subsequently, on July 21, 2006, merged with and into this merger corporation resulting in us being reincorporated as a Delaware corporation. The resulting corporation assumed the name Tactile Systems Technology, Inc. and in September 2013, we began doing business as “Tactile Medical.” Our mission is to help people suffering from chronic diseases live better and care for themselves at home. We focus our efforts on advancing the standard of care in treating chronic diseases in the home setting to improve patient outcomes and quality of life and help control rising healthcare expenditures. We possess a unique, scalable platform to deliver at-home healthcare solutions directly to patients throughout the United States. This evolving home care delivery model is recognized by policy-makers and insurance payers as a key for controlling rising healthcare costs. Our solutions deliver cost-effective, clinically proven, long-term treatment for people with these chronic diseases. We believe that our clinically proven, at-home treatment options for lymphedema and venous leg ulcers provide a continuity of care, service and support that improves outcomes, reduces costs and gives people their lives back.

We employ a direct-to-patient and -provider model, through which we obtain patient referrals from clinicians, manage insurance claims on behalf of our patients and their clinicians, deliver our solutions directly to patients and train them on the proper use of our solutions in their homes. This model allows us to directly approach patients and clinicians, whereby we disintermediate the traditional durable medical equipment channel and capture both the manufacturer and distributor margins. For the year ended December 31, 2018, we generated revenues of $143.8 million and had net income of $6.6 million. Our revenues increased 32% during the year ended December 31, 2018 compared to the year ended December 31, 2017.

Lymphedema is a type of chronic swelling, or edema, which occurs in the arms, legs, neck, trunk or other body parts when the lymphatic vessels are unable to adequately drain protein-rich lymph fluid from these regions. Lymphedema is progressive in nature, worsens over time, and has no known cure. Chronic venous insufficiency is a condition that occurs when the venous wall and/or valves in the veins are not working effectively, making it difficult for blood to return to the heart from the affected region(s). When the venous system does not effectively transfer blood from the lower limbs, it can result in venous hypertension and the development of painful, slow-healing wounds on the lower leg called venous leg ulcers. Venous hypertension can also lead to a marked increase in fluid build-up in the limbs, overwhelming the lymphatic system and causing lymphedema. Our proprietary Flexitouch system is a clinically proven at-home solution for patients with vascular disorders like lymphedema. Our proprietary Actitouch system is an ambulatory, home-based solution for chronic venous insufficiency patients that may be worn throughout the day. Our products deliver cost-effective, clinically proven, long-term treatment of chronic diseases. Patients with lymphedema or chronic venous insufficiency are typically treated by vascular surgeons, vascular medicine physicians, wound physicians, wound nurses and lymphedema therapists.

Our advanced at-home Flexitouch system provides effective automated, at-home lymphatic drainage therapy. Its patented, curved chambers stimulate the lymphatic system to remove excess fluid and reduce swelling. The pneumatic chambers sequentially inflate and deflate for only a few seconds each, creating a gentle wave-like application of pressure to stimulate the movement of lymphatic fluid and direct it towards properly functioning areas of the body. Peer-reviewed, published studies have shown that our Flexitouch system provides improved patient quality of life and clinical outcomes, and delivers significant cost savings to payers and patients. The first generation of our Flexitouch system received 510(k) clearance from the U.S. Food and Drug Administration, or the FDA, in July 2002 and our second-generation Flexitouch system received 510(k) clearance from the FDA in October 2006. In September 2016, we received 510(k) clearance from the FDA for the Flexitouch system in treating lymphedema in the head and neck. In June 2017, we announced that we received 510(k) clearance from the FDA for the Flexitouch Plus, the third-generation version of our Flexitouch system. Our Flexitouch system generated $131.9 million, or 92%, of our revenues in 2018, and

$100.3 million, or 92%, of our revenues in 2017.

Our Actitouch system provides precise, consistent and wearable compression that a patient may apply, remove and reapply at home. This system was developed to provide maximum convenience for patients by providing them with the freedom to remain active while simultaneously receiving the clinically proven benefits of sustained and intermittent pneumatic compression, which we refer to as dual-compression. Our Actitouch system received 510(k) clearance from the FDA in June 2013 and we began selling the product in September 2013. Due to a decrease in the demand for and sales volume of our Actitouch system, we plan to discountinue this product line in the second half of 2019, see “Our Products – Actitouch System” below for further discussion. We also introduced the Entre system in the United States in February 2013. The Entre system is sold to patients for whom a basic pump is suitable or who do not yet qualify for insurance reimbursement for an advanced compression device such as our Flexitouch system. Our Entre and Actitouch systems combined generated $11.8 million, or 8%, of our revenues in 2018, and $8.9 million, or 8%, of our revenues in 2017.

In October 2018, we licensed the intellectual property rights related to the Airwear Gradient Compression Wrap, or the Airwear wrap, in the U.S. and Canada, for use in all medical applications, including but not limited to swelling/edema and ulcers (including lymphedema and chronic venous insufficiency conditions), but excluding the use of the intellectual property in the field of prophylaxis for deep vein thrombosis. The Airwear wrap is indicated for the management of venous insufficiency, venous hypertension, venous ulcerations and lymphedema. Compression therapy is the standard of care for these conditions and the Airwear wrap works by delivering precise gradient compression to the lower leg. We plan to begin selling the Airwear wrap in the second half of 2019.

To support the growth of our business, we invest heavily in our commercial infrastructure, consisting of our direct sales force, reimbursement capabilities and clinical expertise. We are a national, accredited provider of home medical equipment services approved for coverage by private payers, Medicare, the Veterans Administration and certain Medicaid programs in the United States. Our direct sales force is focused on increasing clinician awareness of our solutions and has grown to over 200 sales representatives as of December 31, 2018, compared to over 160 representatives as of December 31, 2017. We also utilize over 560 licensed, independent healthcare practitioners as home trainers who educate patients on the proper use of our solutions. Our Reimbursement Department, composed of over 70 employees, was reorganized in 2018 to improve operational efficiencies and enhance individual payer expertise, while continuing our strategic focus on payer development. The Reimbursement Department is now composed of our Payer Development and Reimbursement Operations groups. Our Payer Development group is composed of both strategic and analytical teams, with focus on payer decision-maker relationships and education, payer policy development and revision, payer contract negotiations, and payer data analysis. Our experienced Reimbursement Operations group is responsible for verifying patient insurance benefits, individual patient case development, prior authorization submissons, case follow-up, and appeals when necessary. Our clinical team, consisting of a scientific advisory board, in-house therapists and nurses, and a medical director (part-time), serves as a resource to clinicians and patients and guides our development of clinical evidence in support of our products. We believe these investments are critical to driving payer, physician and patient adoption of our technologies, and together with our commercial infrastructure, represent a significant competitive advantage.

Health insurance coverage for our Flexitouch, Entre and Actitouch systems is in place with private payers, Medicare, the Veterans Administration and certain Medicaid programs. Based on our estimates, we are contracted or enrolled as an in-network provider with payers covering over 275 million lives in the United States. Over 120,000 patients have been treated with our Flexitouch system since its launch in 2004, and over 32,000 Flexitouch systems were shipped in 2018. More than 29,000 patients have been treated with our Entre and Actitouch systems since their launch in 2013, and over 8,000 Entre and Actitouch systems were shipped in 2018. We do not currently have any operations or sales outside the United States.

Overview of the Lymphedema and Chronic Venous Insufficiency Markets

Lymphedema

The lymphatic system, a fundamental part of the cardiovascular system, consists of lymph vessels and lymph organs that protect the body against harmful bacteria and transport lymph fluid from the body’s tissues back to the cardiovascular system. Lymph vessels are thin-walled capillaries that absorb fluids, bacteria and proteins, and propel them to lymph nodes, small lymph organs that filter and process the lymph fluid by eliminating waste and bacteria. Lymph nodes are located in several areas of the body, including superficial and deep lymph nodes under each arm, at the hip, in the groin, above the collar bones in the neck, in the abdomen, tonsils and spleen, and in bone marrow. Lymph vessels and lymph nodes work together with larger lymph structures to help maintain a normal healthy fluid balance.

Lymphedema occurs when there is impairment to the lymphatic system, disrupting normal transport of lymph fluid within the body and causes severe and debilitating symptoms, including decreased mobility, skin breakdown, pain, increased risk of serious infection and marked psychosocial impairment, resulting in significant negative implications for a patient's health and quality of life. When the lymphatic system becomes overwhelmed, damaged, or blocked for an extended period of time, lasting swelling (referred to as chronic edema) occurs. Symptoms related to lymphedema can present anywhere in the body, including the head, neck, arms, legs, trunk and genitals. For most patients with lymphedema, it has a negative impact on their quality of life. Performing daily activities of cooking, shopping, cleaning and yard work can often become difficult, if not impossible, for patients who suffer from lymphedema. For patients with head and neck lymphedema, critical functions such as swallowing, breathing and range of motion can be negatively impacted. Over time, the accumulation of lymph fluid can result in significant changes in the structure of the tissues, causing thickening and hardening of the skin, referred to as fibrosis. Recurrent skin infections such as erysipelas and cellulitis, a more serious skin infection, are common complications of lymphedema.

Lymphedema worsens over time if not properly treated, and it currently has no known cure. When untreated, lymphedema can become painful and debilitating. The symptoms of lymphedema can be managed however, and patients who are educated about effective treatment options can improve their quality of life.

Misdiagnosis of lymphedema is common, and often patients do not get the medical care they need until significant symptoms have occurred. Proper diagnosis of lymphedema may require evaluation by a physician or other healthcare provider with knowledge of lymphedema and its visible symptoms. While not required to develop a lymphedema diagnosis, some clinicians may choose to perform diagnostic testing. Diagnostic tests for lymphedema include history and physical examination, soft tissue and vascular imaging, lymph node imaging, volume measurements, changes in electrical conductance, changes in biomechanical properties, genetic testing and blood tests for other conditions that have similar symptoms to lymphedema. The International Society of Lymphology categorizes the progression of lymphedema from Stage 0, the least severe stage, to Stage 3, the most severe stage.

 Chronic Venous Insufficiency

Chronic venous insufficiency occurs when the venous wall and/or valves in the veins are not working effectively, making it difficult for blood to return to the heart. The disease is prevalent among patients who are obese or pregnant and may also be caused by high blood pressure, trauma, lack of exercise, smoking, deep vein thrombosis and inflammation of the vein walls. As the valves deteriorate, blood is no longer able to effectively travel in the normal direction, leading to increased pressure in the vascular system, stretching and dilating vessels, which exacerbates the problem. Prolonged or untreated chronic venous insufficiency may permanently damage the lymphatic system. As hypertension increases, more fluid is pushed out of the vascular system leading to swelling, progressive tissue breakdown, skin infections and venous leg ulcers. Ulcers develop in areas with edema as swelling interferes with the movement of oxygen and nutrients through tissues, and if left untreated, these ulcers can quickly become infected or even gangrenous. Physicians diagnose chronic venous insufficiency based on appearance, symptoms and imaging techniques and classify it based upon a scale endorsed by the Society for Vascular Surgery.

Market Opportunity

Lymphedema and chronic venous insufficiency are costly and lifelong conditions with debilitating physical and psychological impacts on patients. We estimate that more than five million people in the United States are living with lymphedema. Based on an analysis of claims data commissioned by us, we estimated that approximately 1.1 million patients were diagnosed with lymphedema during the 12 months ended December 31, 2018. Based on a similar analysis of claims data commissioned by us, we estimated that there were approximately 700,000 patients diagnosed with lymphedema during the 12 months ended June 30, 2014. This represents a 10.6% average annual increase in the number of patients diagnosed with lymphedema over the period from June 30, 2014 to December 31, 2018. We estimate that the addressable market opportunity for our Flexitouch system exceeds $4.2 billion in the United States, which is based on the number of patients diagnosed with lymphedema and our average selling price per device.

We believe that chronic venous insufficiency, or CVI, afflicts approximately 3-11% of the U.S. population, and this percentage may rise due to the growing prevalence of obesity, cancer, and smoking, as well as an aging population. We estimate the addressable market opportunity for our Airwear wrap is in excess of 3.1 million patients in the United States, which is based on an analysis of claims data commissioned by us of patients diagnosed with CVI.

In the fourth quarter of 2016 we expanded the indications for the Flexitouch system. We received U.S. FDA clearance to market a first-of-its-kind system to treat patients suffering from lymphedema of the head and neck, a frequent consequence of head and neck cancer and its treatment. Patient symptoms often include significant skin changes, pain and discomfort, as well as difficulty breathing and swallowing. The American Cancer Society estimates that 400,000 people in the United States suffer from cancers of the head and neck, and more than 60,000 new patients are diagnosed each year. In a 2016 clinical publication, researchers at Vanderbilt University School of Medicine estimated that more than 75% of patients with head and neck cancer will develop lymphedema requiring treatment. Our Flexitouch Head and Neck system is the only pneumatic compression device with an indication to treat patients suffering from debilitating head and neck lymphedema. We estimate the market opportunity for our Flexitouch Head and Neck system is approximately $1 billion in the United States, which is based on 75% of the total number of patients suffering from cancers of the head and neck and our average selling price per device.

Current Treatment and Limitations

A traditional treatment for lymphedema is complete decongestive therapy consisting of manual lymphatic drainage, which is a specialized application of gentle pressure to the skin applied by a therapist that encourages drainage of lymph fluid, as well as decongestive exercises, skin care and compression with multilayered bandages, compression garments or pumps. Typically, this therapy begins with clinic visits three to five times per week for four to eight weeks, which is costly, inconvenient for the patient, and time consuming. At that point, clinical improvement plateaus or reimbursement for the therapy ends and patients transition to self-administered home-based care. Manual lymphatic drainage is difficult for patients to self-administer due to limited range of motion and treatment techniques that are difficult to replicate, and pump-based compression using simple pumps can be uncomfortable and has not demonstrated the benefits of our Flexitouch advanced pneumatic pump. To address these limitations, our at-home Flexitouch system was developed to provide automated lymphatic drainage therapy through an advanced, easy-to-use, self-applied at-home system. Peer-reviewed, published studies have shown that our Flexitouch system provides improved quality of life and clinical outcomes and delivers significant cost savings to payers and patients.

The standard of care treatment for chronic venous insufficiency is compression therapy. As the disease progresses, patients may develop a venous leg ulcer, which is commonly treated using multilayered bandages to minimize swelling and enhance blood flow. A clinician applies these non-removable bandages to patients at a precise pressure and patients wear the bandages between weekly visits to the wound clinic during which they are then removed and reapplied. Treatment typically occurs for several months and impairs patient quality of life by limiting bathing, range of motion and other activities. Treatment efficacy is inconsistent because bandages can lose their precise pressure between treatments. Patients use our Actitouch system to administer intermittent pneumatic compression therapy to assist with the circulation of blood through affected veins. Our Actitouch system provides precise, sustained and wearable compression that a patient may apply, remove and reapply at home, allowing patients to bathe, sleep comfortably and increase mobility. In a clinical study, our Actitouch system was shown to have comparable efficacy in healing venous leg ulcers and achieved higher patient quality of life scores as compared to multilayered bandages.

Our Strategy

Our goal is to become a leader in the at-home treatment of chronic diseases. We intend to leverage our established product, service and fulfillment platforms to be a global provider of clinically proven, easy-to-use and cost-effective solutions. The key elements of our strategy include:

•

Increase awareness of our solutions and establish them as the standards of care. We believe that many patients with lymphedema and chronic venous insufficiency are undiagnosed or undertreated, and we intend to further educate physicians, wound nurses, lymphedema therapists, patients and payers to raise awareness of these diseases, the associated health burdens of such diseases on patients and society, and the clinical and economic benefits of using our products. We intend to continue promoting this awareness through advertising campaigns, exhibiting at tradeshows and physician meetings, training and educating clinicians and publishing additional clinical and economic outcome data demonstrating the benefits of our solutions. Our ongoing marketing initiatives focus on increasing referrals from physicians trained in venous and lymphatic diseases. In addition, we plan to launch more extensive direct-to-provider and patient marketing programs that we believe will further increase awareness of our solutions.

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

•

Introduce new features and products to grow our technology platform. We are actively exploring new products and features for our portfolio in order to expand the number of patients using our products and allow us to enter new clinical adjacencies. We pursue both internal research, design and development, and also work with external collaborators to expand our product offerings. In addition, we evaluate opportunities to license or acquire additional technologies and products to expand our total addressable market opportunity.

•

Continue the development of clinical and economic outcome data. A key part of our success is our ability to demonstrate the effectiveness of our products through clinical and economic outcome data. We intend to invest in additional studies to support peer-reviewed, published articles that evidence the clinical and economic benefits of our solutions as compared to traditional treatments. We intend to use these data to continue to educate clinicians, payers and patients on the proven advantages of our products compared to other therapies and expand our network of key opinion leader advocates.

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

•

Introduce our solutions outside the United States. We currently sell our products only within the United States. While our plan is to continue to focus our direct sales efforts on penetrating the U.S. market, we plan to pursue future international expansion. We have European CE Mark approval for our current Flexitouch system. We also have a Medical Device License in Canada for our Flexitouch system.

Our Products

We market our Flexitouch, Entre and Actitouch systems, and we plan to market the Airwear wrap, as at-home therapies for the treatment of lymphedema and chronic venous insufficiency. These products have received 510(k) clearance from the FDA to be marketed in the United States. We believe our products have unique features and benefits that address the shortcomings of traditional treatments, are more cost-effective and enable more consistent and effective therapy, leading to enhanced patient quality of life, improved clinical outcomes and reduced cost of care.

Flexitouch System

Our Flexitouch system is a fully automated, programmable, advanced pneumatic compression device designed for treatment of lymphedema in the home setting. Our Flexitouch system has received 510(k) clearance for the treatment of lymphedema, certain types of edema, venous insufficiencies and certain types of leg ulcers. We introduced our first-generation Flexitouch system in the United States in 2003, our second-generation Flexitouch system in 2006, and our third-generation Flexitouch system, the Flexitouch Plus, in 2018. The mechanism of action of our patented Flexitouch Plus system is designed to stimulate the lymphatic system similar to manual lymphatic drainage therapy, the current standard of care in patient treatment. By automating this technique, we believe our system offers an effective, cost-efficient, convenient and accessible at-home treatment for patients.

Our Flexitouch Plus system consists of an electronic controller unit that offers 17 treatment settings and multiple contoured garment configurations for the trunk, chest, head, neck and the arm or leg. Our Flexitouch Plus is the only pneumatic compression system offering the flexibility for treating upper and lower extremities, the trunk and chest, and the head and neck. The electronic controller is a pneumatic compressor with four connector outlets. Each connector has eight outflow ports into which the garment hoses are connected. Our unique garments contain up to 32 air chambers, are made of a soft, pliable fabric and are designed with hook-and-loop fasteners to fit snugly around affected areas for maximum comfort and optimum pressure delivery. The garments come in a variety of sizes that can be easily adjusted to patients of all sizes. When our system is activated, air passes through the hoses, delivering sequential inflation and deflation to the garments and applying gentle pressure to the skin. The inflation sequence is designed to stimulate the lymphatic system, moving lymph fluid from the impaired areas toward healthy regions of the body.

The electronic controller unit adjusts the amount of pressure and the timing of the pressure and release cycles. This unit is lightweight and easily portable, providing maximum convenience for at-home treatment. A typical therapy session using our Flexitouch Plus system lasts one hour, with additional treatment options available if prescribed by a clinician.

Entre System

We introduced our Entre system in the United States in February 2013 to offer a lightweight, portable pneumatic compression solution for patients with cognitive or dexterity issues who need a basic (simple) pump or for patients who do not yet qualify for insurance coverage of an advanced compression device such as our Flexitouch Plus system. Our Entre system is a basic pneumatic compression device used for the at-home treatment of venous disorders including lymphedema and chronic venous insufficiency, including venous leg ulcers. Our Entre system is a pump with garments covering the arm or leg with eight chambers that inflate in sequence and remain inflated for a preset time period. All chambers deflate at once. Our Entre system moves fluid from fingers or toes toward areas closer to the trunk. The system can be programmed to a variety of pressures delivering a prescribed treatment customized to meet the patient's needs.

Actitouch System

We introduced our Actitouch system in the United States in September 2013. Our wearable Actitouch system combines intermittent pneumatic compression with sustained gradient compression to the lower leg and foot to improve and accelerate wound healing, as compared to the current standard of care, which involves sustained compression applied with compression wraps or multilayered bandages.

Actitouch consists of a compression sleeve, a control unit, an undersock and a power adapter/charger. The compression sleeve has four chambers that inflate to apply pressure to the leg, is designed with hook and loop fasteners to accommodate a wide range of leg shapes and sizes and may be worn under clothing and with most shoes. The control unit is concealed within the compression sleeve and monitors and adjusts the air pressure to ensure the correct level of compression is applied to the leg throughout the day. It offers a therapy tracker that monitors and displays average daily use to reinforce therapy goals. The undersock is designed to draw perspiration and moisture away from the skin and has padding in key areas to provide additional comfort. The system comes with a power adapter/charger that is used to power the device directly during intermittent pneumatic compression mode or to charge the battery for ambulatory use. The battery life allows the patient to wear the system all day without recharging.

Our Actitouch system operates in intermittent pneumatic compression mode or sustained compression mode. In sustained compression mode, the system provides sustained, graduated compression to the leg at preset pressures, and the compact, lightweight design gives patients the freedom to stay active while experiencing the benefits of a more comfortable compression therapy. The system ensures consistent compression regardless of variations in sleeve application, and monitors and adjusts pressure automatically every 30 minutes in response to changes in leg circumference. In intermittent pneumatic compression mode, the system performs cyclic inflation/deflation sequences to preset gradient pressures. Standard daily treatment involves two hours of intermittent compression while seated or reclining and 10 hours of sustained compression while active. The system is worn throughout the day and has the advantage of being removable for bathing or showering, changing primary bandaging, and when driving or operating machinery. The patient removes the system for sleep, allowing the battery to be recharged overnight.

We have observed a steady decrease in the demand for and sales volume of our Actitouch system over the past three years, reflecting a reduction in the overall future marketability of the product line.  As a result, the current Actitouch system and corresponding product line will be discontinued in the second half of 2019.  Due to the planned discontinuation of the current product line, we recorded a $2.5 million non-cash impairment charge to fully write off the inventory and intangible assets related to our Actitouch system.  We believe the Airwear gradient compression wrap provides access to a larger population of patients with chronic venous insufficiency and does so earlier in their treatment pathway, while providing enhanced benefits as compared to the Actitouch system.

Airwear Gradient Compression Wrap

The Airwear Gradient Compression Wrap, or the “Airwear wrap”, was introduced in the United States in 2007, under the trade name Aero-Wrap, to provide precise compression from the foot up to the knee. The intellectual property rights related to the Airwear wrap are owned by Sun Scientific, Inc., or Sun Scientific. In October 2018, we entered into a license agreement with Sun Scientific pursuant to which we licensed certain intellectual property of Sun Scientific, including related to the Airwear wrap, in the U.S. and Canada, for use in all medical applications, including but not limited to swelling/edema and ulcers (including lymphedema and chronic venous insufficiency conditions), but excluding the use of the intellectual property in the field of prophylaxis for deep vein thrombosis.

The Airwear wrap is indicated for the management of venous insufficiency, venous hypertension, venous ulcerations and lymphedema. Compression therapy is the standard of care for these conditions and the Airwear wrap works by delivering sustained gradient compression to the lower leg. Compression helps by mechanically squeezing the leg to improve blood flow and fluid return, thereby reducing swelling and other associated symptoms. However, traditional static compression therapy products (e.g. stockings, competitive wraps, bandages, etc.) are often difficult to apply, require precise application to achieve the desired pressure and are generally not user-friendly, resulting in poor user compliance. By utilizing an easy to apply hook and loop fastening system on the Airwear wrap, patients do not need to struggle with stockings or bandages to receive the compression therapy they require. In addition, a unique and patented inflation system enables consistent and precise pressure to be applied without professional application. While our other products have certain reimbursement-related requirements that can delay the receipt of a prescription for them, the Airwear wrap is not subject to those additional reimbursement requirements and therefore can be prescribed by a healthcare provider at the time of a patient’s visit, or the Airwear wrap can be obtained by patients over-the-counter without a prescription. The Airwear wrap can also be added as a complementary therapy option to our

Flexitouch Plus and Entre systems by providing lower extremity compression that can be worn throughout the day.

Clinical Results and Studies

Overview

A key part of our success is our ability to demonstrate the effectiveness of our products by funding studies that generate clinical and economic outcome data supporting our products. We have developed a significant body of clinical data supporting the efficacy and safety of our products. We intend to continue to invest in additional studies to support peer-reviewed, published articles that evidence the clinical and economic benefits of our solutions as compared to traditional treatments. To date, 22 studies regarding the safety and efficacy of our products have been completed, in which over 2,100 subjects have been included.

Economic Impact of our Flexitouch System in Patients with Phlebolymphedema

A retrospective longitudinal matched case-control analysis of de-identified private insurance claims published by the Journal of Vascular Surgery in 2018 indicated significant benefits attributable to our Flexitouch system as compared to alternative compression therapies currently employed to help reduce the notable economic burden of phlebolymphedema (chronic venous insufficiency-related lymphedema). The study used administrative claims data from Blue Health Intelligence for the years 2012 through 2016. Patients were required to be continuously enrolled in the health plan for at least 18 months, diagnosed with phlebolymphedema, and had received at least one claim for conservative therapy either alone or in addition to a pneumatic compression device, or PCD. The main outcomes included direct phlebolymphedema- and sequelae-related medical resource utilization and costs.

Prior to case matching, 1,065 patients met these criteria. After case matching, the study included: 86 patients using conservative therapy matched with 87 patients on Flexitouch; 34 patients on simple PCDs, or SPCDs, matched with 23 patients on Flexitouch; and 69 patients on other advanced PCDs, or APCDs, matched with 67 patients on Flexitouch. Compared with conservative therapy alone, Flexitouch patients were associated with 69% lower per patient per year total phlebolymphedema- and sequelae-related costs net of any PCD-related costs ($3,839 vs $12,253; P=0.001). This was driven by 59% fewer mean annual hospitalizations (0.13 vs 0.32; P < 0.001) corresponding to 82% lower inpatient costs and 55% lower outpatient hospital costs. Flexitouch patients were also associated with 52% lower outpatient physical therapy and occupational therapy costs and 56% lower other outpatient-related costs. Compared with SPCDs, Flexitouch was associated with 85% lower total costs ($1,153 vs $7,449; P=0.008) driven by 93% lower inpatient costs ($297 vs $4,215; P=0.002), 84% lower outpatient hospital costs ($368 vs $2,347; P=0.020), and 85% lower other outpatient-related costs ($353 vs $2,313; P=0.023). Compared with other APCDs, Flexitouch was associated with 53% lower total costs ($3,973 vs $8,436; P=0.032) because of lower outpatient costs and lower rates of cellulitis infections (22.4% vs 44.9% of patients; P=0.02).

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

Flexitouch System Impact on Limb Volume and Patient-Reported Outcomes

A prospective study published in the European Journal of Vascular and Endovascular Surgery demonstrated that use of our Flexitouch system is associated with statistically significant reduction in limb volume, improvement in quality of life and no significant adverse effects. The study was conducted in the United States and collected data from a patient registry required by a third-party payer for 196 patients with lower extremity lymphedema who were prescribed our Flexitouch system from January 2009 to May 2012. The primary objective of the study was to examine the effectiveness of our Flexitouch system in reducing lower extremity limb volume, with a secondary objective of evaluating clinician-assessed and patient-reported outcomes.

Use of our Flexitouch system was associated with a statistically significant reduction in limb volume with 88% of patients experiencing a reduction in limb volume and with 35% enjoying a reduction in limb volume of greater than 10%. Twelve percent of patients experienced an increase in limb volume. Clinician assessment indicated that the majority of patients experienced improvement in the condition of their skin. 86% of the patients exhibited a reduction in skin hardening (fibrosis) based on manual assessment of the skin. Based on clinical observation of function, 85% of patients demonstrated an increased ability to perform activities of daily living. Additionally, 77% of patients demonstrated improved range of motion.

Patients reported a significant increase in their ability to control lymphedema through treatment with our Flexitouch system, with an increase in function and a reduction in pain. Of the 98 patients who responded, 66% reported being "very satisfied" with the treatment by our Flexitouch system and 29, or 30%, of patients reported being "satisfied" with the treatment by our Flexitouch system.

Comparison of our Flexitouch System with Simple Pneumatic Compression Devices

A prospective, randomized controlled trial published in Supportive Care in Cancer demonstrated that our Flexitouch system provides better clinical outcomes as compared to those achieved with a simple pneumatic compression device for home-based treatment of breast cancer-related lymphedema. The study was conducted in the United States and involved 36 patients. The number of participants in this study is considered to be a small sample size and a limitation of the study. However, it is one of the only published randomized controlled trials comparing PCDs, and we believe is currently the only published study of PCDs that reported comprehensively on adverse events. The patients were randomized to our Flexitouch system or a simple pneumatic compression device used for home treatment of one-hour per day for 12 weeks. The simple pneumatic compression device used in the study was a Bio Compression 2004 Sequential Circulator pneumatic compression device. The primary objective of the study was to determine whether our Flexitouch system provides better outcomes, as measured by arm edema and tissue water reductions, compared to a simple pneumatic compression device in patients with arm lymphedema. The study does not reflect a comparison of our Flexitouch system to a product that is billed under the same Healthcare Common Procedure Coding System, or HCPCS, Code as our Flexitouch system.

Thirty-six patients with unilateral upper extremity lymphedema with at least 5% arm edema volume at the time of enrollment completed treatments over the 12-week period, with 26 patients being evaluated for edema volume change and 28 patients being evaluated for changes in arm tissue water content. Arm edema volumes were determined from arm girth measurements and suitable model calculations, and tissue water was determined based on measurements of the arm tissue. The patients were randomized into two groups of 18 patients each, with one group receiving treatment with our Flexitouch system and the other group receiving treatment using a simple pneumatic compression device. The group using our Flexitouch system experienced an average reduction in edema of 29% compared to a 16% increase in the group using a simple pneumatic compression device.

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

Sales and Marketing

Unlike many of our competitors, we utilize a direct-to-patient and -provider model to market our solutions directly to patients and clinics, whereby we disintermediate the traditional durable medical equipment channel, providing high-quality customer service and capturing both the manufacturer and distributor margins. The below chart shows this disintermediation:

Our direct-to-patient and -provider model is composed of a direct sales force, contract at-home trainers, reimbursement capabilities and medical expertise to expand awareness, garner referrals and obtain payment for our products. As of December 31, 2018, we employed over 200 full-time sales representatives, including eight sales managers, who provide coverage throughout the United States. The below chart describes our U.S. direct-to-patient and -provider model.

Our marketing team leads our efforts in brand development, product messaging, tradeshow attendance, educational forums, website development, social media and advertising.

Reimbursement, Payer Relations and Customer Support Process

Private insurers and other payers represented approximately 71% and 74% of our revenues in 2018 and 2017, respectively, while Veterans Administration hospitals represented 20% and 18% of our revenues in 2018 and 2017, respectively, and Medicare represented approximately 9% and 8% of our revenues in 2018 and 2017, respectively. When we sell our solutions directly to patients, we generally bill third-party payers, such as commercial insurance or Medicare, on behalf of our patients and bill the patient for their copayment obligations and deductibles. Any policy, regulatory or legislative developments that eliminate or reduce reimbursement rates for our products could harm our ability to sell our products or cause increasing downward pressure on the prices of our products, either of which would negatively affect our ability to generate the revenues necessary to support our business. For example, changes to the level of Medicare coverage for our products could reduce the number of Medicare patients who have access to our products. Changes to, or repeal of, the Patient Protection and Affordable Care Act, or the ACA, could also potentially impact the number of patients who have access to our products.

As a nationwide provider, we have developed a broad expertise in obtaining billing codes, developing coverage policies, overcoming payer barriers and obtaining authorization and payment from payers across all regions of the United States. Our model utilizes our strategic and operational reimbursement proficiency to meet the varying requirements of hundreds of payers across the country.

Our Reimbursement Department, composed of over 70 employees, was reorganized in 2018 to improve operational efficiencies and enhance individual payer expertise, while continuing our strategic focus on payer development. The Reimbursement Department is now composed of our Payer Development and Reimbursement Operations groups. The Payer Development group is composed of both strategic and analytical teams with focus on payer decision-maker relationships and education, payer policy development and revision, payer contract negotiations, and payer data analysis. The Reimbursement Operations group, which is responsible for verifying patient insurance benefits, individual patient case development, prior authorization submissions, case follow-up and appeals when necessary, is organized into “payer lanes” so that each case is handled throughout the process by experts in specific payer requirements.

We have strong and established payer relationships, including most of the largest private payers in the United States. Based on our estimates, we are contracted or enrolled as an in-network provider with payers covering over 275 million lives. These contracts allow us to be an in-network provider for patients, enabling them to access our systems at a competitive rate and copay comparable to other suppliers and easing our administrative burden in processing authorizations and claims. We have enjoyed a consistent commercial payer approval rate of greater than 80% for the last ten years, and a greater than 90% Medicare claims submitted approval rate (post-arbitration and based on the number of claims, not dollar amount of claims, submitted across all our products) since we began doing business with Medicare in 2007. We have an in-depth understanding of specific payer coverage criteria, and our submission materials are tailored to address individual payer's distinct requirements. Our dedicated customer service team is available to answer patient questions regarding reimbursement, account status, device operation and troubleshooting during normal business hours. We receive no additional reimbursement for patient support, but provide high-quality customer service and continuity of care to enhance patient comfort, satisfaction, compliance and safety with our products.

Our Flexitouch Plus system controller is reimbursed under HCPCS code E0652, and our Actitouch system and Entre system controllers are reimbursed under HCPCS code E0651. Garments that cover various parts of the body are used with these systems and billed using HCPCS codes E0667, E0668 and E0669. Our Airwear wrap is reimbursed under HCPCS code A6545. As of December 31, 2018, over 1,100 payers have paid for our products.

Research and Clinical Operations

We are committed to ongoing research and development as part of our efforts to be at the forefront of physician and patient preference in the area of chronic disease, especially lymphedema and chronic venous insufficiency. As of December 31, 2018, our research and development and clinical operations staff included more than 15 engineers, scientists, clinical monitors and project managers with expertise in trial management, pneumatics, electronics, garment design, embedded software, mechanical design, sensors and manufacturing technologies. Our research and development expenses, including spending on our clinical evidence development efforts, totaled $5.3 million and $5.1 million for the years ended December 31, 2018 and 2017, respectively. Our current research and development efforts are focused primarily on increasing efficacy, improving design for ease-of-use, enhancing clinical functionality and reducing production costs of our solutions. Our clinical development efforts are focused on further differentiating our products from our competitors. We coordinate our development efforts with our intellectual property strategies in order to enhance our ability to obtain patent and other intellectual property protection.

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

In order to mitigate against the risks related to a single-source of supply, we qualify alternative suppliers, when possible, and develop contingency plans for responding to disruptions, including maintaining adequate inventory of any single source components, along with requiring each supplier to maintain specified quantities of inventory. To date, we have not experienced material delays in obtaining any of our components, nor has the ready supply of finished products to our patients or clinicians been adversely impacted by component supply issues.

We have implemented a quality management system designed to comply with FDA regulations and International Standards Organization, or ISO, standards governing medical device products. In the United States, we and certain of our manufacturers are required to manufacture our products in compliance with the FDA's Quality System Regulation, which covers the methods and documentation of the design, testing, control, manufacturing, labeling, quality assurance, packaging, storage and shipping for our products. We maintain a quality management system to control compliance with such requirements and have procedures in place designed to ensure that all products and materials purchased by us conform to our requirements and FDA regulations. As of December 31, 2018, we had over 45 employees in operations, manufacturing and quality assurance. Our quality management system has been certified to ISO in 2012, 2014 and 2017, including ISO 13485:2003. Many of our manufacturers' quality management systems also have been certified to ISO.

Order Fulfillment and Patient Education

Once we have a complete order and appropriate documentation from the payer, we package and ship a system, configured to their physician's prescription, directly to the patient. Our primary logistics partner is United Parcel Service, which we use for delivery and pick up of our devices. After delivery and when requested by our patient, we coordinate a visit from one of our over 560 licensed, independent contract trainers to provide education, clinical support or customer service. These trainers are healthcare professionals, licensed in their state of residence, who we have identified through our sales and marketing interest and instructed on proper use of our products. Patient visits are coordinated from our offices in Minneapolis and training sessions are assigned by our staff. Upon completion of the patient visit, the independent contractor submits an invoice to us for payment for the patient's training and their travel expenses.

Competition

The pneumatic compression pump market is composed of a number of manufacturers and distributors of pneumatic compression pumps. Our most significant manufacturing competitor is Bio Compression Systems, Inc. Other competitors are Lympha Press USA, Devon Medical Products, Inc. and NormaTec Industries. If we expand internationally, we expect that Arjo AB would become a competitor, in addition to other potential international competitors.

 Given the growth of the pneumatic compression pump market, we expect that the industry will become increasingly competitive in the future. Manufacturing companies compete for sales to patients primarily based on product features and service.

We believe we are the only pneumatic compression home-therapy device company with a meaningful U.S. market position supported by a direct sales force. We believe our manufacturing competitors' complete reliance on home medical equipment distribution intermediaries compresses their margins and limits their ability to invest in product features that address consumer preferences. To pursue a direct-to-patient and -provider sales model, our manufacturing competitors would need to meet national accreditation and state-by-state licensing requirements, secure Medicare billing privileges, as well as compete directly with the home medical equipment providers that many rely on across their entire home care businesses.

Some of our competitors and potential competitors are large, well-capitalized companies with greater resources than we have. As a consequence, they are able to spend more aggressively on product development, marketing, sales and other product initiatives than we can. Some of these competitors have:

•	significantly greater name recognition;
•	established relations with healthcare professionals, customers and third-party payers;
•	established distribution networks;
•	additional lines of products, the ability to offer rebates, bundle products to offer higher discounts or offer other incentives to gain a competitive advantage;
•	greater history in conducting research and development, manufacturing, marketing and obtaining regulatory approval for homecare devices; and
•	greater financial and human resources for product development, sales and marketing, patent litigation and customer financing.

As a result, our current and future competitors may be able to find ways to respond more quickly and effectively than we can to new or changing opportunities, technologies, standards or customer requirements. Therefore, even if our technology and direct-to-patient and -provider marketing strategy is more effective than the technology and marketing strategy of our competitors, current or potential customers might accept competitor products and services in lieu of purchasing our products. We anticipate that we will face increased competition in the future as existing companies and competitors develop new or improved products and distribution strategies and as new companies enter the market with new technologies and distribution strategies. We may not be able to compete effectively against these organizations. Our ability to compete successfully and to increase our market share is dependent upon our reputation for providing responsive, professional and high-quality products and services and achieving strong customer satisfaction. Increased competition in the future could adversely affect our revenues, revenue growth rate, margins and market share.

Government Regulation

Our systems are medical devices subject to extensive and ongoing regulation by numerous governmental authorities, principally the FDA, and corresponding state and foreign regulatory agencies.

FDA Regulation

In the United States, the FDA regulates medical devices, including the following activities that we perform, or that are performed on our behalf with respect to our devices: product design and development, pre-clinical and clinical testing, manufacturing, labeling, storage, premarket clearance or approval, record keeping, product marketing, advertising and promotion, sales and distribution, and post-marketing surveillance. Failure to comply with applicable U.S. requirements may subject us to a variety of administrative or judicial sanctions, such as warning letters, product recalls, product seizures, total or partial suspension of production or distribution, injunctions, fines, civil penalties and criminal prosecution. The FDA can also refuse to clear or approve pending applications.

Unless an exemption applies, each medical device we seek to distribute commercially in the United States requires marketing authorization from the FDA prior to distribution. The two primary types of FDA marketing authorization applicable to a device are premarket notification, also called 510(k) clearance, and premarket approval. The type of marketing authorization is generally linked to the classification of the device. The FDA classifies medical devices into one of three classes — Class I, Class II or Class III — based on the degree of risk the FDA determines to be associated with a device and the level of regulatory control deemed necessary to ensure the device's safety and effectiveness. Devices requiring fewer controls because they are deemed to pose lower risk are placed in Class I or II. Class I devices are deemed to pose the least risk and are subject only to general controls applicable to all devices, such as requirements for device labeling, premarket notification and adherence to the FDA's Good Manufacturing Practices. Class II devices are intermediate risk devices that are subject to general controls and may also be subject to special controls such as performance standards, product-specific guidance documents, special labeling requirements, patient registries, or post-market surveillance. Class III devices are those for which insufficient information exists to assure safety and effectiveness solely through general controls or if the device is a life-sustaining, life-supporting or a device of substantial importance in preventing impairment of human health, or which presents a potential, unreasonable risk of illness or injury and special controls are not adequate to assure safety and effectiveness.

Most Class I devices and some Class II devices are exempted by regulation from the 510(k) clearance requirement and can be marketed without prior authorization from the FDA. Most Class II devices (and certain Class I devices that are not exempt) are eligible for marketing through the 510(k) clearance pathway. By contrast, devices placed in Class III generally require premarket approval or 510(k) de novo clearance prior to commercial marketing. The premarket approval process is more stringent, time-consuming and expensive than the 510(k) clearance process. However, the 510(k) clearance process has also become increasingly stringent and expensive.

510(k) Clearance Pathway    When a 510(k) clearance is required, we must submit a premarket notification to the FDA demonstrating that our proposed device is "substantially equivalent" to a previously cleared and legally marketed 510(k) device or a device that was in commercial distribution before May 28, 1976 for which the FDA has not yet called for the submission of a premarket approval application, which is commonly known as the "predicate device." A device is substantially equivalent if, with respect to the predicate device, it has the same intended use and has either (i) the same technological characteristics or (ii) different technological characteristics and the information submitted demonstrates that the device is as safe and effective as a legally marketed device and does not raise different questions of safety or effectiveness. In 2019, the FDA released an optional Safety and Performance Based Pathway for 510(k) clearance, which allows a submitter to demonstrate that an eligible new device of a well-understood type meets FDA-identified performance criteria to demonstrate that the device is as safe and effective as a legally marketed device. By law, the FDA is required to clear or deny a 510(k) premarket notification within 90 days of submission of the application. As a practical matter, clearance often takes significantly longer. The FDA may require further information, including clinical data, to make a determination regarding substantial equivalence. If the FDA determines that the device, or its intended use, is not substantially equivalent to a previously-cleared device or use, the FDA will issue a not substantially equivalent decision. This means the device cannot be cleared through the 510(k) process and will require marketing authorization through the premarket approval pathway. We obtained 510(k) clearance for our Flexitouch system in October 2006 and for a discontinued predecessor system in July 2002. In September 2016, we received 510(k) clearance from the FDA for the Flexitouch system for treating lymphedema of the head and neck. In June 2017, we announced that we received 510(k) clearance from the FDA for the Flexitouch Plus, the third-generation version of our Flexitouch system. We obtained 510(k) clearance for our Actitouch system in June 2013 and our Entre system in May 2015.

Premarket Approval Pathway    A premarket approval application must be submitted to the FDA if the device cannot be cleared through the 510(k) process. The premarket approval application process is much more demanding than the 510(k) premarket notification process and requires the payment of significant user fees. A premarket approval application must be supported by valid scientific evidence, which typically requires extensive data, including but not limited to technical, pre-clinical, clinical trials, manufacturing and labeling to demonstrate to the FDA's satisfaction reasonable evidence of safety and effectiveness of the device.

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

If the FDA evaluations of both the premarket approval application and the manufacturing facilities are favorable, the FDA will either issue an approval order or an approvable letter, which usually contains a number of conditions that must be met in order to secure final approval of the premarket approval application. If the FDA's evaluation of the premarket approval application or manufacturing facilities is not favorable, the FDA will deny approval of the premarket approval application or issue a not approvable letter. A not approvable letter will outline the deficiencies in the application and, where practical, will identify what is necessary to make the premarket approval application. The FDA may also determine that additional clinical trials are necessary, in which case the premarket approval application may be delayed for several months or years while the trials are conducted and then the data submitted in an amendment to the premarket approval application. Once granted, the premarket approval application may be withdrawn by the FDA if compliance with post approval requirements, conditions of approval or other regulatory standards is not maintained or problems are identified following initial marketing.

Clinical Trials    Clinical trials are almost always required to support premarket approval and are sometimes required for 510(k) clearance. In the United States, these trials generally require submission of an application for an Investigational Device Exemption, or IDE, to the FDA. The IDE application must be supported by appropriate data, such as animal and laboratory testing results, showing it is safe to test the device in humans and that the testing protocol is scientifically sound. The FDA must approve the IDE in advance of trials for a specific number of patients unless the product is deemed a non-significant risk device eligible for more abbreviated IDE requirements or the clinical investigation is exempt from the IDE regulations. Clinical trials for significant risk devices may not begin until the IDE application is approved by the FDA and the appropriate institutional review boards, or IRBs, at the clinical trial sites. We, the FDA or the IRB at each site at which a clinical trial is being performed may suspend a clinical trial at any time for various reasons, including a belief that the risks to study subjects outweigh the benefits. Even if a trial is completed, the results of clinical testing may not demonstrate the safety and efficacy of the device, may be equivocal or may otherwise not be sufficient to obtain approval or clearance of the product.

FDA Ongoing Regulation    Even after a device receives clearance or approval by the FDA and is placed on the market, numerous regulatory requirements apply. These include:

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

We are also subject to announced and unannounced inspections by the FDA, and these inspections may include the manufacturing facilities of our subcontractors. We were audited three times since January 2010 by the FDA and found to be in compliance with the Quality System Regulation. We cannot assure you that we can maintain a comparable level of regulatory compliance in the future at our facilities.

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

The Federal Anti-Kickback Statute applies to certain arrangements with healthcare providers, product end users and other parties, including marketing arrangements and discounts and other financial incentives offered to our clinicians in connection with the sales of our products. Although we believe that we have structured such arrangements to be in compliance with the Anti-Kickback Statute and other applicable laws, regulatory authorities may determine that our marketing, pricing, or other activities violate the Federal Anti-Kickback Statute or other applicable laws. Noncompliance with the Federal Anti-Kickback Statute can result in civil, administrative and criminal penalties, restrictions on our ability to operate in certain jurisdictions, and exclusion from participation in Medicare, Medicaid or other federal healthcare programs. In addition, to the extent we are found to not be in compliance, we may be required to curtail or restructure our operations. Any penalties, damages, fines, exclusions, curtailment or restructuring of our operations could adversely affect our ability to operate our business, our financial condition and our results of operations.

The Ethics in Patient Referrals Act, commonly known as the "Stark Law," prohibits a physician from making referrals for certain "designated health services" payable by Medicare to an entity, including a company that furnishes durable medical equipment, in which the physician or an immediate family member of such physician has an ownership or investment interest or with which the physician has entered into a compensation arrangement unless an exception applies. Violation of the Stark Law could result in denial of payment, disgorgement of reimbursements received under a noncompliant arrangement, civil penalties and exclusion from Medicare or other governmental programs. Although we believe that we have structured our provider arrangements to comply with current Stark Law requirements, these requirements are highly technical and there can be no guarantee that regulatory authorities will not determine or assert that our arrangements do not meet applicable Stark Law exceptions.

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

False statements.    The federal false statements statute prohibits knowingly and willfully falsifying, concealing, or omitting a material fact or making any materially false statement in connection with the delivery of healthcare benefits, items, or services. In addition to criminal penalties, violation of this statute may result in collateral administrative sanctions, including exclusion from participation in Medicare, Medicaid and other federal health care programs.

Federal False Claims Act and Civil Monetary Penalties Law.    The Federal False Claims Act provides, in part, that the federal government may bring a lawsuit against any person whom it believes has knowingly presented, or caused to be presented, a false or fraudulent request for payment from the federal government, or who has made a false statement or used a false record to get a claim paid or to avoid, decrease or conceal an obligation to pay money to the federal government or who has knowingly retained an overpayment. In addition, amendments in 1986 to the Federal False Claims Act have made it easier for private parties to bring whistleblower lawsuits against companies.

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

Although we believe that we are in compliance with the Federal False Claims Act as well as the Civil Monetary Penalties laws, if we are found in violation of the same, penalties include fines ranging from $11,181 to $22,363 for each false claim violation of the Federal False Claims Act and varying amounts based on the type of violation of the Civil Monetary Penalties Law), plus up to three times the amount of damages that the federal government sustained because of the act of that person. In addition, the federal government may also seek exclusion from participation in all federal health care programs.

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

To the extent we are found to not be in compliance, we may be required to curtail or restructure our operations. Any penalties, damages, fines, exclusions, curtailment or restructuring of our operations could adversely affect our ability to operate our business, our financial condition and our results of operations.

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

The U.S. Foreign Corrupt Practices Act and Other Anti-Corruption Laws.    We may be subject to a variety of domestic and foreign anti-corruption laws with respect to our regulatory compliance efforts and operations. The U.S. Foreign Corrupt Practices Act, commonly known as the FCPA, is a criminal statute that prohibits an individual or business from paying, offering, promising or authorizing the provision of money (such as a bribe or kickback) or anything else of value (such as an improper gift, hospitality, or favor), directly or indirectly, to any foreign official, political party or candidate for the purpose of influencing any act or decision in order to assist the individual or business in obtaining, retaining, or directing business or other advantages (such as favorable regulatory rulings). The FCPA also obligates companies with securities listed in the United States to comply with certain accounting provisions. Those provisions require a company such as ours to (i) maintain books and records that accurately and fairly reflect all transactions, expenses and asset dispositions, and (ii) devise and maintain an adequate system of internal accounting controls sufficient to provide reasonable assurances that transactions are properly authorized, executed and recorded. The FCPA is subject to broad interpretation by the U.S. government. The past decade has seen a significant increase in enforcement activity. In addition to the FCPA, there are a number of other federal and state anti-corruption laws to which we may be subject, including, the U.S. domestic bribery statute contained in 18 USC § 201 (which prohibits bribing U.S. government officials) and the U.S. Travel Act (which in some instances addresses private-sector or commercial bribery both within and outside the United States). Also, a number of the countries in which we conduct activities have their own domestic and international anti-corruption laws, such as the UK Bribery Act 2010. There have been cases where companies have faced multi-jurisdictional liability under the FCPA and the anti-corruption laws of other countries for the same illegal act.

We could be held liable under the FCPA and other anti-corruption laws for the illegal activities of our employees, representatives, contractors, collaborators, agents, subsidiaries, or affiliates, even if we did not explicitly authorize such activity. Although we will seek to comply with anti-corruption laws, there can be no assurance that all of our employees, representatives, contractors, collaborators, agents, subsidiaries or affiliates will comply with these laws at all times. Violation of these laws could subject us to whistleblower complaints, investigations, sanctions, settlements, prosecution, other enforcement actions, disgorgement of profits, significant fines, damages, other civil and criminal penalties or injunctions, suspension and/or debarment from contracting with certain governments or other persons, the loss of export privileges, reputational harm, adverse media coverage and other collateral consequences. In addition, our directors, officers, employees, and other representatives who engage in violations of the FCPA and certain other anti-corruption statutes may face imprisonment, fines and penalties. If any subpoenas or investigations are launched, or governmental or other sanctions are imposed, or if we do not prevail in any possible civil or criminal litigation, our business, financial condition and results of operations could be materially harmed. In addition, responding to any action will likely result in a materially significant diversion of management's attention and resources and significant defense costs and other professional fees. Enforcement actions and sanctions could further harm our business, financial condition and results of operations.

State and federal transparency/reporting requirements.    As part of the ACA, the Federal government has created a transparency program known as Open Payments (the Physician Payments Sunshine Act) which requires manufacturers of drugs, devices, biologicals and medical supplies to report annually to the CMS, an agency within the U.S. Department of Health and Human Services, or HHS, information related to payments and other transfers of value provided to physicians and teaching hospitals and certain ownership and investment interests held by physicians and their immediate family members. Failure to submit timely, accurate and complete information may result in civil monetary penalties of up to an aggregate of $150,000 per year and up to an aggregate of $1.0 million per year for "knowing failures to report." Certain states require implementation of commercial compliance programs and compliance with the device industry's voluntary compliance guidelines and the relevant compliance guidance promulgated by the federal government, impose restrictions on marketing practices, and/or prohibition and tracking and reporting of gifts, compensation and other remuneration or items of value provided to physicians and other healthcare professionals and entities.

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

•

the Security Standards, which require covered entities to implement and maintain certain security measures to safeguard certain electronic health information, including the adoption of administrative, physical and technical safeguards to protect such information; and

•

the breach notification rules, which require covered entitles to provide notification to affected individuals, the Department of Health and Human Services and the media in the event of a breach of unsecured protected health information.

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

The 2013 final HITECH omnibus rule, or the HITECH Final Rule, modifies the breach reporting standard in a manner that makes more data security incidents qualify as reportable breaches. Any liability from a failure to comply with the requirements of HIPAA or the HITECH Act could adversely affect our financial condition. The costs of complying with privacy and security related legal and regulatory requirements are burdensome and could have a material adverse effect on our results of operations. The HITECH Final Rule will continue to be subject to interpretation by various courts and other governmental authorities, thus creating potentially complex compliance issues for us, as well as referring providers.

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

Environmental Regulation

Our research and development and manufacturing processes and operations involve the controlled use of hazardous materials, including flammables, toxics and corrosives and produce hazardous chemical waste products. We are subject to numerous foreign, federal, state, and local environmental, health and safety laws and regulations relating to, among other matters, safe working conditions, product stewardship and end-of-life handling or disposition of products, and environmental protection, including those governing the generation, storage, handling, use, transportation and disposal of hazardous or potentially hazardous materials. Some of these laws and regulations require us to obtain licenses or permits to conduct our operations. Environmental laws and regulations are complex, change frequently and have tended to become more stringent over time. Although the costs to comply with applicable laws and regulations, including requirements in the European Union relating to the restriction of use of hazardous substances in products, have not been material, we cannot predict the impact on our business of new or amended laws or regulations or any changes in the way existing and future laws and regulations are interpreted or enforced, nor can we ensure we will be able to obtain or maintain any required licenses or permits. Also, we cannot eliminate the risk of accidental contamination or discharge and any resultant injury from these materials. We do not currently maintain separate environmental liability coverage and any such contamination or discharge could result in significant cost to us in penalties, damages and suspension of our operations.

Foreign Government Regulation

International sales of medical devices are subject to foreign governmental regulations, which vary substantially from country to country. The time required to obtain clearance or approval by a foreign country may be longer or shorter than that required for FDA clearance or approval, and the requirements may be different. Many countries also impose product standards, packaging requirements, environmental requirements, labeling requirements, and import restrictions on medical devices. Each country has its own tariff regulations, duties and tax requirements. Failure to comply with applicable foreign regulatory requirements may subject a company to fines, suspension or withdrawal of regulatory approvals, product recalls, seizure of products, operating restrictions, criminal prosecution or other consequences.

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

General Regulatory Compliance and Health Care Reform

The evolving regulatory and compliance environment and the need to build and maintain robust systems to comply with different compliance or reporting requirements in multiple jurisdictions increase the possibility that a healthcare company may fail to comply fully with one or more of these requirements. If our operations are found to be in violation of any of the health regulatory laws described above or any other laws that apply to us, we may be subject to penalties, including potentially significant criminal and civil and administrative penalties, damages, fines, disgorgement, imprisonment, exclusion from participation in government healthcare programs, contractual damages, reputational harm, administrative burdens, diminished profits and future earnings and the curtailment or restructuring of our operations, any of which could adversely affect our ability to operate our business, financial condition and our results of operations.

In March 2010, the ACA was enacted into law in the United States. This healthcare reform, which included a number of provisions aimed at improving the quality and decreasing the cost of healthcare, has resulted in significant reimbursement cuts in Medicare payments to hospitals and other healthcare providers and in the healthcare reimbursement system, evolving toward value- and outcomes-based reimbursement methodologies. It is uncertain what long-term consequences these provisions will have on patient access to new technologies and what impacts these provisions will have on Medicare reimbursement rates. Other elements of the ACA, including comparative effectiveness research, an independent payment advisory board and payment systems reform, including shared savings pilots and other reforms, may result in fundamental changes to federal healthcare reimbursement programs. Changes to the ACA could impact the number of patients who have access to our products. Existing and additional legislative or administrative reforms, or any repeal of provisions, of the U.S. healthcare reimbursement systems may significantly reduce reimbursement or otherwise impact coverage for our medical devices, or adverse decisions relating to our products by administrators of such systems in coverage or reimbursement issues could have an adverse impact on our financial condition and results of operations.

Third-Party Reimbursement

In the United States and elsewhere, sales of medical devices depend in significant part on the availability of coverage and reimbursement to providers and patients from third-party payers. Third-party payers include private insurance plans and governmental programs. As with other medical devices, reimbursement for our products can differ significantly from payer to payer, and our products are not universally covered by third- party commercial payers. Further, third-party payers continually review existing technologies for continued coverage and can, with limited notice, deny or reverse coverage for existing products.

 Two principal governmental third-party payers in the United States are Medicare and Medicaid. Medicare is a federal program that provides certain medical insurance benefits to persons age 65 and over, certain disabled persons and others. In contrast, Medicaid is a medical assistance program jointly funded by federal and state governments to serve certain individuals and families with low incomes and who meet other eligibility requirements. Each state administers its own Medicaid program which determines the benefits made available to the Medicaid recipients in that state. The Medicare and Medicaid statutory framework is subject to administrative rulings, interpretations and discretion that affect the amount and timing of reimbursement made under Medicare and Medicaid.

CMS, which is the agency within the Department of Health and Human Services that administers both Medicare and Medicaid, has the authority to decline to cover particular products or services if it determines that they are not "reasonable and necessary" for the treatment of Medicare beneficiaries. A coverage determination for a product, which establishes the indications that will be covered, and any restrictions or limitations, can be developed at the national level by CMS through a National Coverage Determination, or NCD, or at the local level through a Local Coverage Determination, or LCD, by a regional Medicare Administrative Contractor, which is a private contractor that processes and pays claims on behalf of CMS for the geographic area where the services were rendered. Obtaining a coverage determination, whether an NCD or LCD, is a time-consuming, expensive and highly uncertain endeavor, especially for a new device. Under a NCD that has been effective since January 14, 2002, pneumatic compression devices, or PCDs, including our products, are covered for the treatment of lymphedema or for the treatment of chronic venous insufficiency with venous stasis ulcers.  A LCD, administered by the four Medicare Administrative Contractors responsible for processing durable medical equipment claims, sets forth additional coverage criteria that impacts Medicare coverage for our products.  Our Medicare business has remained steady at 9% of revenue in 2018 compared to 8% in 2017.

Because Medicare criteria is extensive, we have a team dedicated to educating prescribers to help them understand how Medicare policy affects their patients and the medical record documentation needed to meet both NCD and LCD requirements. We maintain open communication with physician key opinion leaders and with Medicare contractors to provide data as it becomes available that could potentially influence coverage decisions. We also continue to closely monitor our Medicare business to identify trends that could have a negative impact on certain Medicare patients' access to our products, which in turn could have an adverse effect on our business and results of operations.

Commercial payers that reimburse for our products do so in a variety of ways, depending on the insurance plan's policies, employer and benefit manager input, and contracts with their provider network. Moreover, Medicaid programs and some commercial insurance plans, especially Medicare Advantage plans (commercial insurers that are administering Medicare benefits to certain beneficiaries), are frequently influenced by Medicare coverage determinations. In working with payers who follow Medicare criteria, we have focused on clear communications with insurers to ensure mutual understanding of criteria interpretation, which differs significantly among the plans from very restrictive to quite lenient, and we then work closely with prescribers to educate them accordingly. While this approach has had positive impact, we do not know if or when additional payers may adopt the LCD criteria nor do we know how they will choose to interpret it.

We believe a reduction or elimination of coverage or reimbursement of our products by Medicare would likely cause some commercial third-party payers to implement similar reductions in their coverage or reimbursement of our products. If we are unable to expand coverage of our products by additional commercial payers, or if third-party payers that currently cover or reimburse for our products reverse or limit their coverage in the future, our business and results of operations could be adversely affected.

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

Patents

Our patent portfolio consists of three sets of patents, including patents relating to our Flexitouch system, Actitouch system and other compression-related technologies, each of which is described in further detail below. As of December 31, 2018, we owned more than 150 issued patents globally, of which 27 were issued U.S. patents. As of December 31, 2018, we owned 65 patent applications pending globally, of which 27 were patent applications pending in the United States. Our U.S. issued patents have varying patent terms, expiring between 2022 and through at least 2033, subject to payment of required maintenance fees, annuities and other charges. U.S. patents covering various aspects of our Flexitouch system expired in 2017.

Flexitouch System Patent Family

Since 2014, many patent applications, including utility and design patent applications, have been filed in the U.S. and internationally, directed to various aspects, designs and functionality of the Flexitouch system. For example:

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

•

In 2017 and 2018, multiple patent applications were filed in the U.S. and internationally directed to chest and arm compression garments (U.S. Pub. No. 2017/0258672-A1), therapy using head and torso compression garments and torso compression garments (U.S. Pub. No. 2017/0209332-A1), compression therapy fill processes, compression therapy graphical user interfaces, and trunk and leg compression garments and therapy.

•

In 2018, multiple U.S. and international patents and patents applications were acquired from Wright Therapy Products directed to compression pump construction (U.S. Pat. No. 8,182,437 B2), fill and calibration processes (U.S. Pat. No. 8,202,236 B2 & U.S. Pub. No. 2013/0237889-A1), patient compliance (U.S. Pat. No. 9,889,063 B2), compression therapy processes, and garment construction.

Actitouch System Patents

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

•

On May 24, 2011, a "Pressurized Medical Device" patent directed to the detection of malfunctioning pressure sensors was issued (U.S. Pat. No. 7,947,003). Similar patents have been issued in Japan, Canada, Mexico, China, Taiwan and Europe.

•

On December 13, 2011, a "Relating to Socks" patent directed to a sock and compression device kit was issued (U.S. Pat. No. 8,075,507). Similar patents issued remain active in Japan, Mexico and Ireland.

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

Licensed Patents

In 2018, we licensed multiple U.S. and international patents and patent applications directed to static (continuous) leg compression therapy products from Sun Scientific, Inc.

Trademarks

We have registered the trademarks Flexitouch, the Flexitouch logo design and Actitouch with the United States Patent and Trademark Office on the Principal Register.  We have filed an application to register the trademark Airwear in the United States.  We rely in the United States on common law rights to the Entre, Tactile Medical and Tactile Medical design trademarks and have applied to register the Tactile Medical trademark in the United States, Australia, China, the European Union and Japan.

Seasonality

Our business is affected by seasonality. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Seasonality.”

Employees

As of December 31, 2018, we had 499 employees, including 280 in sales and marketing; 123 in reimbursement and payer relations; 56 in manufacturing, quality assurance, and research and development; 32 in general administration, finance, information technology and human resources; and 8 in clinical research and operations. None of our employees are represented by a collective bargaining agreement. We believe that our employee relations are positive, as evidenced by our being selected as a Top Workplace in Minnesota by our employees for the last nine years.

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

The United States government has indicated its intent to adopt a new approach to trade policy and in some cases to renegotiate, or potentially terminate, certain existing bilateral or multi-lateral trade agreements. It has also initiated or is considering the imposition of tariffs on certain foreign goods, including certain raw materials that are included in our products, or on our products directly. Changes in U.S. trade policy could result in one or more of its trading partners adopting responsive trade policy making it more difficult or costly for us to export our products to those countries in the future or import our products or raw materials utilized in making our products. These measures could result in increased costs for goods imported into the United States. Since our prices are often fixed due to the reimbursement policies of, and arrangements with, third-party payers, this could result in lowering our margin on products sold.

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

We cannot predict future trade policy or the terms of any renegotiated trade agreements and their impact on our business. The adoption and expansion of trade restrictions, the occurrence of a trade war, or other governmental action related to tariffs or trade agreements or policies have the potential to adversely impact demand for our products, our costs, our customers, our suppliers and the United States economy, which in turn could adversely impact our business, financial condition and results of operations.

As of December 31, 2018, we are no longer an emerging growth company and, as a result, we now must comply with increased disclosure and compliance requirements which may increase our costs.

As a result of the market value of our common stock held by non-affiliates exceeding $700 million as of the last business day of our second fiscal quarter of 2018, we are deemed a large accelerated filer and we no longer qualify as an emerging growth company as of December 31, 2018. Accordingly, we are subject to certain disclosure and compliance requirements that apply to other public companies but did not previously apply to us due to our status as an emerging growth company. These requirements include:

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

As a public company, we have incurred, and are continuing to incur, significant legal, accounting and other expenses that we did not incur as a private company, including costs associated with public company reporting requirements and costs associated with the Sarbanes-Oxley Act and related rules implemented by the SEC and Nasdaq. These expenses and costs will increase as we no longer qualify as an emerging growth company as of December 31, 2018. These expenses could lower our profits or make it more difficult to run our business.

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

Our revolving credit facility contains a number of restrictions and covenants, which, among other things, restrict our ability to acquire or merge with another entity, dispose of our assets, make investments, loans or guarantees, incur additional indebtedness, create liens or other encumbrances, or pay dividends or make other distributions. The credit facility also requires us to maintain compliance with a maximum leverage ratio and a minimum liquidity covenant. These provisions impose significant operating and financial restrictions on us and may limit our ability to compete effectively, take advantage of new business opportunities or take other actions that may be in our best interests. Our ability to obtain additional or other financing or to dispose of certain assets could also be negatively impacted because we have pledged substantially all of our assets as collateral in connection with the credit facility.

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

Our Flexitouch system accounted for 92% of our revenues for each of the years ended December 31, 2018 and 2017. We expect that sales of this product will continue to account for the substantial majority of our revenues going forward. Therefore, our ability to execute our growth strategy will depend not only upon increasing awareness of lymphedema, but also on the adoption of our Flexitouch system to treat this condition. Many physicians and clinicians may have experience with, and/or invested substantial resources in, developing expertise in traditional or alternative treatments for lymphedema, which may make them less willing to adopt our Flexitouch system. If our Flexitouch system fails to achieve wide market acceptance for any reason, our business, financial condition and results of operations could be adversely affected.

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

U.S. patent protection covering various aspects of our Flexitouch system expired in 2017, and thus may subject us to increased competition and reduce or eliminate our opportunity to generate product revenues.

U.S. patents covering various aspects of our Flexitouch system expired in 2017. Given the expiration of these patents, third parties may be permitted to incorporate aspects of our Flexitouch system into their products or create substantially similar or generic versions of our Flexitouch system. This could subject us to increased competition from products attempting to replicate our technology. Moreover, these competitors could sell their competing products for a substantially lower price, which could substantially limit our opportunity to increase or maintain revenues from our Flexitouch system and, in fact, our revenues could be substantially reduced, causing a material adverse effect on our business.

If we are unable to expand, manage and maintain our direct sales and marketing organizations, we may not be able to generate anticipated revenues.

Our operating results are directly dependent upon the sales and marketing efforts of our employees. If our direct sales force fails to adequately promote, market and sell our products, our sales may suffer. Our direct sales force has grown from three representatives in March 2005 to a team of over 200 people as of December 31, 2018.

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
•

the time, resources and expense required to develop and conduct clinical trials and seek additional regulatory clearances and approvals for additional treatment indications for our products and for any additional products we develop;

•	the costs of preparing, filing, prosecuting, defending and enforcing patent claims and other patent related costs, including litigation costs and the results of such litigation;
•	any product liability or other lawsuits related to our products and the costs associated with defending them or the costs related to the results of such lawsuits;
•	the costs to attract and retain personnel with the skills required for effective operations;
•	the costs associated with being a public company, including no longer qualifying as an emerging growth company; and
•	costs associated with entering international markets.

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

•	significantly greater name recognition;
•	established relations with healthcare professionals, customers and third-party payers;
•	established distribution networks;
•	additional lines of products, and the ability to offer rebates or bundle products to offer higher discounts or other incentives to gain a competitive advantage;
•	greater history in conducting research and development, manufacturing, marketing and obtaining regulatory approval for homecare devices; and
•	greater financial and human resources for product development, sales and marketing, patent litigation and customer financing.

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

Our limited operating history and commercial experience make it difficult for us to predict future performance. A number of factors over which we have limited control, such as seasonal variations in revenues, may contribute to fluctuations in our financial results. In the first quarter, our results of operations typically have been negatively impacted by the resetting of annual patient healthcare insurance plan deductibles, which may cause patients to delay purchases of elective products. In the third and fourth quarters, our revenues typically have been higher because patients often spend the remaining balances in their flexible-spending accounts or because of lower out-of-pocket costs to patients who have met their annual deductibles under their health insurance plans. To the extent that the prevalence of high deductible insurance plans and higher copay and coinsurance plans continue to grow in the private payer market, the seasonal variations in our revenues could become even more pronounced.

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

We rely on third-party manufacturers and suppliers to supply all components and materials used in our Flexitouch, Entre and Actitouch systems and in our Airwear wrap. Our ability to supply our products commercially depends, in part, on our ability to obtain components and materials in accordance with our specifications and with regulatory requirements and in sufficient quantities to meet demand for our products. Our ability to obtain components and materials may be affected by matters outside our control, including that our suppliers may cancel our arrangements on short notice, we may be relatively less important as a customer to certain suppliers and our suppliers may have disruptions to their operations.

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

At December 31, 2018, we had approximately $2.6 million of accounts receivable for sales of our Flexitouch system to patients covered by Medicare. A portion of the related claims to Medicare are initially denied and enter the appeals process, where many are ultimately reviewed by an Administrative Law Judge. The appeal process can be lengthy, lasting more than a year in most cases. At December 31, 2018, we classified $1.9 million of our Medicare accounts receivable related to Flexitouch system sales as long-term assets on our balance sheet due to the estimated amount of receivables that will be paid more than one year from December 31, 2018, as a result of delays with the Administrative Law Judge appeal process. A significant increase in Medicare denial of submitted claims or an increase in the proportion of Medicare denials that are upheld by an Administrative Law Judge could adversely affect our results of operations or cause us to reduce the carrying value of our Medicare accounts receivable related to Flexitouch system sales.

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

Determinations of which products or services will be reimbursed under Medicare can be developed at the national level through a National Coverage Determination, or NCD, by CMS, or at the local level through a Local Coverage Determination, or LCD, by the four regional Medicare Administrative Contractors, which are private contractors that process and pay claims on behalf of CMS for different regions. These NCDs and LCDs may be subject to review and revision from time to time, which revisions may not be favorable for coverage of our products. For example, an LCD released in December 2015 added restrictive criteria that impacts Medicare coverage of our Flexitouch system and our Entre system for certain patients. Additional LCDs or changes in LCDs for our products, could have adverse effects on our business. Further, we believe that a reduction or elimination of coverage or reimbursement of our products by Medicare would likely cause some commercial third-party payers to implement similar reductions in their coverage or reimbursement of our products. Given the evolving nature of the healthcare industry and on-going healthcare cost reforms, we are and will continue to be subject to changes in the level of Medicare coverage for our products, and unfavorable coverage determinations at the national or local level could adversely affect our business and results of operations.

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

Successful growth is also dependent upon our ability to implement appropriate financial and management controls, systems and procedures. In order to manage our operations and growth, we will need to continue to improve our operational and management controls, reporting and information technology systems and financial internal control procedures, which have become more complex since we no longer qualify as an emerging growth company as of December 31, 2018. If we are unable to manage our growth effectively, it may be difficult for us to execute our business strategy and there could be an adverse impact on our business.

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

Our future success also depends on our ability to continue to attract and retain additional executive officers and other key employees. We invest significant time and expense in training our employees, which increases their value to competitors who may seek to recruit them. Many of our competitors have greater resources than we have that allows them to offer more competitive remuneration, which could adversely impact our ability to attract and retain experienced executives and other key employees. We carry a "key person" insurance policy only on our Chief Executive Officer. The replacement of any of our key personnel likely would involve significant time and costs and may significantly delay or prevent the achievement of our business objectives and would harm our business. Our productivity may be adversely affected if we do not integrate and train our new employees quickly and effectively.

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

Our Flexitouch Plus system controller is reimbursed under HCPCS code E0652, and our Actitouch system and Entre system controllers are reimbursed under HCPCS code E0651. Garments that cover various parts of the body are used with these systems and billed using HCPCS codes E0667, E0668 and E0669. Our Airwear wrap is reimbursed under HCPCS code A6545. HCPCS is a standardized system used by all U.S. insurance payers to provide descriptions of healthcare equipment, supplies and services. HCPCS codes are used by payers to identify what services are being billed and to assign payment rates to those specific services. HCPCS codes for durable medical equipment are assigned and managed by CMS and a Medicare contractor responsible for Pricing, Data Analysis and Coding, or PDAC. New products and product revisions must go through a coding verification process to confirm the products meet the requested HCPCS definitions. CMS or its contractor can review and revise coding assignments if they believe a product no longer meets the assigned HCPCS definition. If the PDAC contractor determines one of our products does not meet the current HCPCS definition, it could remove all coding or assign a different HCPCS code with a lesser payment rate. This could have an adverse impact on our reimbursement rates, results of operations and cash flows.

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

Natural disasters or other catastrophic events may also cause damage or disruption to our operations, including causing delays in completing sales, continuing production or performing other critical functions of our business, which could have an adverse effect on our business, operating results and financial condition. Our business operations are subject to interruption by natural disasters, fire, power shortages, pandemics and other events beyond our control. In addition, acts of terrorism and other geo-political unrest could cause disruptions in our business or the businesses of our partners or the economy as a whole. In the event of a natural disaster, including a major earthquake, blizzard or hurricane, or a catastrophic event such as a fire, power loss, or telecommunications failure, we may be unable to continue our operations for a period of time in the affected area, which could have an adverse effect on our future operating results.

We may pursue acquisitions and our potential inability to successfully integrate newly acquired companies or businesses could adversely affect our financial results.

We may pursue acquisitions of other companies or their businesses in the future. If we complete acquisitions, we face many risks commonly encountered with growth through acquisitions. These risks include:

•	incurring significantly higher than anticipated capital expenditures and operating expenses;
•	failing to assimilate the operations, customers and personnel of the acquired company or business;
•	disrupting our ongoing business;
•	dissipating our management resources;
•	dilution to existing stockholders from the issuance of equity securities;
•	liabilities or other problems associated with the acquired business;

•	incurring debt on terms unfavorable to us or that we are unable to repay;
•	becoming subject to adverse tax consequences, substantial depreciation or deferred compensation charges;
•	improper compliance with laws and regulations;
•	failing to maintain uniform standards, controls and policies; and
•	impairing relationships with employees and business partners as a result of changes in management.

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

We are increasingly dependent on sophisticated information technology and if we fail to effectively maintain or protect our information systems or data, including from data breaches, our business could be adversely affected.

We are increasingly dependent on sophisticated information technology for our products and infrastructure. In some cases, we have outsourced elements of our operations to third parties, and, as a result, we manage a number of third-party vendors who may or could have access to our confidential information. Our information systems, and those of third-party vendors with whom we contract, require an ongoing commitment of significant resources to maintain, protect and enhance existing systems and develop new systems to keep pace with continuing changes in information technology, evolving systems and regulatory standards and the increasing need to protect patient and customer information. In addition, given their size and complexity, these systems could be vulnerable to service interruptions or to security breaches from inadvertent or intentional actions by our employees, third-party vendors and/or business partners, or from cyber-attacks by malicious third parties attempting to gain unauthorized access to our products, systems or confidential information (including, but not limited to, intellectual property, proprietary business information and personal information). Cyber-attacks, such as those involving the deployment of malware, are increasing in their frequency, sophistication and intensity and have become increasingly difficult to detect. If we fail to maintain or protect our information systems and data integrity effectively, we could:

•	lose existing customers;
•	have difficulty attracting new customers;
•	have problems in determining product cost estimates and establishing appropriate pricing;
•	have difficulty preventing, detecting, and controlling fraud;
•	have disputes with customers, physicians, and other healthcare professionals;
•	have regulatory sanctions or penalties imposed;
•	incur increased operating expenses;
•	incur expenses or lose revenues as a result of a data privacy breach; or
•	suffer other adverse consequences.

We cannot assure you that cyber-attacks or data breaches will not occur or that systems issues will not arise in the future. Any significant breakdown, intrusion, breach, interruption, corruption or destruction of these systems could have a material adverse effect on our business and reputation.

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

We expect that we would be subject to additional risks related to entering into international markets, including:

•	difficulty successfully training patients and physicians on using our products;
•	difficulty hiring a qualified direct-sales force or finding and entering into commercially-acceptable agreements with suitable third-parties to market our products;
•	reduced protection for intellectual property rights;
•	increased or different tariffs, trade barriers and regulatory requirements;
•	economic weakness, including inflation, or political instability in particular foreign economies and markets;
•	compliance with tax, employment, immigration and labor laws for employees living or traveling abroad;
•	foreign taxes, including withholding of payroll taxes;
•	foreign currency fluctuations, which could result in increased operating expenses and reduced revenues, and other obligations incident to doing business in another country;
•	workforce uncertainty in countries where labor unrest is more common than in the United States;
•	international regulators and third-party payers may require additional clinical studies prior to approving or allowing reimbursement for our products;
•

disadvantages of competing against companies from countries that are not subject to U.S. laws and regulations, including the U.S. Foreign Corrupt Practices Act, regulations of the U.S. Office of Foreign Assets Controls and U.S. anti-money laundering regulations, as well as exposure of our foreign operations to liability under these regulatory regimes; and

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

We contract with over 560 licensed healthcare practitioners as home trainers, who educate our patients on the proper use of our solutions. Because we consider these licensed practitioners to be independent contractors, as opposed to employees, we do not withhold federal or state income or other employment related taxes or make federal or state unemployment tax or Federal Insurance Contributions Act payments. Our contracts with these independent contractors obligate them to pay these taxes. The classification of healthcare practitioners as independent contractors depends on the facts and circumstances of the relationship. In the event federal or state taxing authorities determine that the healthcare practitioners are employees, our business may be adversely affected and subject to retroactive taxes and penalties. Under current federal tax law, a safe harbor from reclassification, and consequently retroactive taxes and penalties, is available if our current treatment is consistent with a long-standing practice of a significant segment of our industry and if we meet certain other requirements. If challenged, we may not prevail in demonstrating the applicability of the safe harbor to our operations. Further, in the future there could be changes to the laws and rules in this area, including new or different interpretations or guidance, or the modification or elimination of the safe harbor. Any such changes in the law, rules or safe harbor, or new or different interpretations or guidance, could impact our classification of healthcare practitioners as independent contractors, which could have a material adverse effect on our business, financial condition and results of operations.

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

The SEC has promulgated final rules in connection with the Dodd-Frank Wall Street Reform and Consumer Protection Act regarding disclosure of the use of certain minerals, known as conflict minerals, mined from the Democratic Republic of the Congo and adjoining countries. While the status of these rules is uncertain, we have incurred and will continue to incur costs associated with complying with these disclosure requirements, including costs to determine the source of any conflict minerals used in our products. We have adopted a policy relating to conflict minerals, incorporating the standards set forth in the Organization for Economic Co-operation and Development Due Diligence Guidance, which affects the sourcing, supply and pricing of materials used in our products. As we continue our due diligence, we may face reputational challenges if we are unable to verify the origins for all metals used in our products through the procedures we have and may continue to implement. We may also encounter challenges in our efforts to satisfy customers that may require all of the components of products purchased to be certified as conflict-free. If we are not able to meet customer requirements, customers may choose to disqualify us as a supplier.

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

Unless an exemption applies, each medical device we seek to distribute commercially in the United States requires marketing authorization from the FDA prior to distribution. The two primary types of FDA marketing authorization applicable to a device are premarket notification, also called 510(k) clearance, and premarket approval. The type of marketing authorization is generally linked to the classification of the device. When a 510(k) clearance is required, we must submit a premarket notification to the FDA demonstrating that our proposed device is "substantially equivalent" to a legally marketed device previously found substantially equivalent through a 510(k) premarket notification, a legally marketed device which has been reclassified from high to low or moderate risk or a legally marketed device in commercial distribution before May 28, 1976 for which the FDA does not require the submission of a premarket approval application. Such a device is commonly known as a ‘‘predicate device.’’  In 2019, the FDA released an optional Safety and Performance Based Pathway for 510(k) clearance, which allows a submitter to demonstrate that an eligible new device of a well-understood type meets FDA-identified performance criteria to demonstrate that the device is as safe and effective as a legally marketed device. The FDA may require further information, including clinical data, to make a determination regarding substantial equivalence. A medical device may be found not to be equivalent if it has different intended uses from the predicate device or possesses different technological characteristics from the predicate device which raise new questions of safety and effectiveness. A premarket approval application must be submitted to the FDA if the device cannot be cleared through the 510(k) process. The premarket approval application process is much more demanding than the 510(k) premarket notification process and requires the payment of significant user fees. A premarket approval application must be supported by valid scientific evidence, which typically requires extensive data to demonstrate the reasonable assurance of safety and effectiveness of the device. The approval process involves FDA review of information, including but not limited to, technical, pre-clinical (bench and/or animal), clinical trials, manufacturing and labeling. The FDA clearance and approval processes frequently take longer than anticipated due to increasing FDA demands for clarification of data or new data requirements.

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

If we begin selling our products outside the United States, our products and operations would also be required to comply with standards set by foreign law, treaties and industrial standards bodies, such as the International Organization for Standardization, or ISO, and domestic regulatory authorities within foreign countries. Foreign regulatory bodies may evaluate our products or the testing that our products undergo against these or other standards. The specific standards, types of evaluation and scope of review differ among foreign regulatory bodies. If we fail to adequately comply with any of these standards, a foreign regulatory body may take adverse actions similar to those within the power of the FDA.

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

In the United States, the legislative landscape, particularly as it relates to healthcare regulation and reimbursement coverage, continues to evolve. In March 2010 the ACA was passed and substantially changed healthcare financing by both governmental and private insurers. The ACA, among other things, imposed a new excise tax on entities that manufacture, produce or import medical devices in an amount equal to 2.3% of the price for which such devices are sold in the United States. However, the Consolidated Appropriations Act of 2016 included a two-year moratorium on the medical device excise tax. Due to the moratorium, the medical device excise tax did not apply to the sale of a taxable medical device by the manufacturer, producer or importer of the device during the period beginning on January 1, 2016, and ending on December 31, 2017. Additionally, H.R. 195 (Pub. L. 115-120), signed into law on January 22, 2018, extended for an additional two years the moratorium on the medical device excise tax. Because of the moratorium, the medical device excise tax does not apply to the sale of taxable medical devices by the manufacturer, producer or importer of the device during the period beginning on January 1, 2016, and ending on December 31, 2019. While we believe that our current products will be exempt from this tax under an exemption for retail products when the moratorium ends, if our belief is determined to be incorrect, we could be subject to additional tax liabilities, which could have a material adverse effect on our results of operations and cash position. Moreover, products that we introduce or acquire in the future could be subject to this tax.

Other legislative changes have been proposed and adopted in the United States since the ACA was enacted. The Budget Control Act of 2011 requires, among other things, mandatory across-the-board reductions in Federal spending, also known as sequestration. The American Taxpayer Relief Act of 2012 postponed sequestration for two months. As required by law, a sequestration order was issued on March 1, 2013. As a result of the sequestration order, Medicare Fee-for-Service claims with dates-of-service or dates-of-discharge on or after April 1, 2013 will continue to incur a 2% reduction in the Medicare payment until further notice. Claims for durable medical equipment, prosthetics, orthotics and supplies, including claims under the DME Competitive Bidding Program, are reduced by 2% based upon whether the date-of-service, or the start date for rental equipment or multi-day supplies, is on or after April 1, 2013. We expect that additional state and federal healthcare reform measures will be adopted in the future, any of which could limit the amounts that federal and state governments will pay for healthcare products and services, which could result in reduced demand for our products or additional pricing pressures.

There have been judicial and Congressional challenges to certain aspects of the ACA. Additional state and federal health care reform measures that may be adopted in the future could have a material adverse effect on our industry generally and on our customers. Any changes in, or uncertainty with respect to future reimbursement rates, or changes in hospital admission rates could impact our customers' demand for our products and services, which in turn could impact our ability to successfully commercialize our products, or could limit or eliminate our spending on certain development projects. These changes could adversely affect our business and results of operations.

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

•	HIPAA, as amended by HITECH, also imposes certain regulatory and contractual requirements regarding the privacy, security and transmission of individually identifiable health information;
•

federal Open Payments (the Physician Payments Sunshine Act) requirements imposed by the ACA on device manufacturers regarding certain "transfers of value" made or distributed to physicians and teaching hospitals. Failure to submit required information may result in civil monetary penalties of up to an aggregate of $150,000 per year (or up to an aggregate of $1.0 million per year for "knowing failures"), for all payments, transfers of value or ownership or investment interests that are not timely, accurately and completely reported in an annual submission. Manufacturers must report detailed payment data and submit legal attestation to the accuracy of such data for each calendar year by the 90th day of the subsequent calendar year;

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

Numerous federal and state laws and regulations, including HIPAA and HITECH, govern the collection, dissemination, security, use and confidentiality of patient-identifiable health information. HIPAA and the HITECH Act require us to comply with standards for the use and disclosure of health information within our company and with third parties. The Privacy Standards and Security Standards under HIPAA establish a set of basic national privacy and security standards for the protection of individually identifiable health information by health plans, healthcare clearinghouses and certain healthcare providers, referred to as covered entities, and the business associates with whom such covered entities contract for services. Notably, whereas HIPAA previously directly regulated only these covered entities, the HITECH Act, which was signed into law as part of the stimulus package in February 2009, makes certain of HIPAA's privacy and security standards also directly applicable to covered entities' business associates. As a result, both covered entities and business associates are subject to significant civil and criminal penalties for failure to comply with Privacy Standards and Security Standards.

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

If we do not comply with existing or new laws and regulations related to patient health information, we could be subject to criminal or civil sanctions. New health information standards, whether implemented pursuant to HIPAA, the HITECH Act, state or federal congressional action or otherwise, could have a significant effect on the manner in which we handle healthcare related data and communicate with payers, and the cost of complying with these standards could be significant.

The 2013 final HITECH omnibus rule, or the HITECH Final Rule, modified the breach reporting standard in a manner that makes more data security incidents qualify as reportable breaches. Any liability from a failure to comply with the requirements of HIPAA or the HITECH Act could adversely affect our financial condition. The costs of complying with privacy and security related legal and regulatory requirements are burdensome and could have a material adverse effect on our results of operations. The HITECH Final Rule is subject to interpretation by various courts and other governmental authorities, thus creating potentially complex compliance issues for us, as well as our clients and strategic partners. In addition, we are unable to predict what changes to the HIPAA Privacy Standards and Security Standards might be made in the future or how those changes could affect our business. Any new legislation or regulation in the area of privacy and security of personal information, including personal health information, could also adversely affect our business operations.

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

If we fail to comply with state and federal fraud and abuse laws, including anti-kickback, false claims and anti-inducement laws, we could face substantial penalties and our business, operations and financial condition could be adversely affected.

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

Federal false claims laws prohibit, in part, any person from knowingly presenting or causing to be presented a false claim for payment to the federal government, or knowingly making or causing to be made a false statement to get a false claim paid. The majority of states also have statutes or regulations similar to the

Federal Anti-Kickback Statute and Federal False Claims Act, which apply to items or services reimbursed under Medicaid and other state programs, or, in several states, apply regardless of payer. These false claims statutes allow any person to bring suit in the name of the government alleging false and fraudulent claims presented to or paid by the government (or other violations of the statutes) and to share in any amounts paid by the entity to the government in fines or settlement. Such suits, known as qui tam actions, have increased significantly in the healthcare industry in recent years. We were recently served with a qui tam action, which alleges that we violated the Federal Anti-Kickback Statute and the Federal False Claims Act.  See Item 3., “Legal Proceedings,” for additional information regarding this action.

Sanctions under these federal and state laws may include civil monetary penalties, exclusion of a manufacturer's products from reimbursement under government programs, criminal fines and imprisonment. In addition, the ACA, among other things, amended the intent requirement of the Federal Anti-Kickback Statute and criminal healthcare fraud statutes. A person or entity does not need to have actual knowledge of this statute or specific intent to violate it. In addition, the ACA provides that the government may assert that a claim, including items or services resulting from a violation of the Federal Anti-Kickback Statute, constitutes a false or fraudulent claim for purposes of the false claims statutes. Because of the breadth of these laws and the narrowness of the safe harbors and exceptions, it is possible that some of our business activities could be subject to challenge under one or more of such laws. Such a challenge, regardless of the outcome, could have a material adverse effect on our business, business relationships, reputation, financial condition and results of operations.

In addition, there has been a recent trend of increased federal and state regulation of payments made to physicians. The ACA imposed new reporting and disclosure requirements on device and drug manufacturers for any "transfer of value" made or distributed to prescribers and other healthcare providers. Device and drug manufacturers are also required to report and disclose any investment interests held by physicians and their immediate family members during the preceding calendar year. Failure to submit required information may result in civil monetary penalties of up to an aggregate of $150,000 per year (and up to an aggregate of $1.0 million per year for "knowing failures to report"), for all payments, transfers of value or ownership or investment interests not reported in an annual submission. Manufacturers are required to collect data and are required to submit their data reports to CMS for each calendar year by the 90th day of the subsequent calendar year.

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

The Federal Civil Monetary Penalties Law prohibits, in part, the offering or giving of remuneration to a Medicare or Medicaid beneficiary that the person knows or should know is likely to influence the beneficiary's selection of a particular supplier of items or services reimbursable by a Federal or state governmental program. We sometimes offer customers various discounts and other financial incentives in connection with the sales of our products. While it is our intent to comply with all applicable laws, the government may find that our marketing activities violate the Civil Monetary Penalties Law. If we are found to be in noncompliance, we could be subject to civil money penalties of up to $20,000 for each wrongful act, assessment of three times the amount claimed for each item or service and exclusion from the Federal healthcare programs.

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

We believe our existing cash and cash equivalents and revenues will be sufficient to meet our capital requirements and fund our operations indefinitely. However, we have based these estimates on assumptions that may prove to be incorrect, and we could spend our available financial resources much faster than we currently expect. Any future funding requirements will depend on many factors, including:

•	market acceptance of our products;
•	the scope, rate of progress and cost of our clinical studies;
•	the cost of our research and development activities;
•	the cost of filing and prosecuting patent applications and defending and enforcing our patent or other intellectual property rights;
•	the cost of defending, in litigation or otherwise, any claims that we infringe third-party patents or other intellectual property rights;
•	the cost and timing of additional regulatory clearances or approvals;
•	the cost and timing of establishing additional sales, marketing and distribution capabilities;
•	costs associated with any product recall that may occur;
•	the effect of competing technological and market developments;
•	the cost and effort associated with our relocation to a new corporate headquarters, which we expect will occur in the fourth quarter of 2019;
•	the extent to which we acquire or invest in products, technologies and businesses; and
•	the costs of operating as a public company and losing our emerging growth status.

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

Filing, prosecuting and defending patents on products in all countries throughout the world would be prohibitively expensive, and our intellectual property rights in some countries outside the United States may be less extensive than those in the United States. In addition, the laws of some foreign countries do not protect intellectual property rights to the same extent as federal and state laws in the United States. For example, many foreign countries have compulsory licensing laws, under which a patent owner must grant licenses to third parties. Consequently, we may not be able to prevent third parties from practicing our inventions in all countries outside the United States, or from selling or importing products made using our inventions in and into the United States or other jurisdictions. Competitors may use our technologies in jurisdictions where we have not obtained patent protection to develop their own products, and further, competitors may export otherwise infringing products to territories where we have patent protection but enforcement rights are not as strong as those in the United States. These products may compete with our products in jurisdictions where we do not have any issued patents, and our patent claims or other intellectual property rights may not be effective or sufficient to prevent them from so competing.

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

The patents for our products have varying expiration dates and, if these patents expire, we may be subject to increased competition and we may not be able to recover our development costs or market any of our approved products profitably. For instance, many U.S. patents covering various aspects of our Flexitouch system expired in 2017. Upon expiration of our patents, we may be subject to increased competition and our opportunity to establish or maintain product revenues could be substantially reduced or eliminated. Further, we may not have sufficient time to recover our development costs prior to the expiration of our U.S. and foreign patents.

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

The United States Patent and Trademark Office, or USPTO, and various foreign governmental patent agencies require compliance with a number of procedural, documentary, fee payment and other similar provisions during the patent prosecution process. Periodic maintenance fees, renewal fees, annuity fees and various other governmental fees on any issued patent and/or pending patent applications are due to be paid to the USPTO and foreign patent agencies in several stages over the lifetime of a patent or patent application. We have systems in place to remind us to pay these fees, and we employ an outside firm and rely on our outside counsel to pay these fees. While an inadvertent lapse may sometimes be cured by payment of a late fee or by other means in accordance with the applicable rules, there are many situations in which noncompliance can result in abandonment or lapse of the patent or patent application, resulting in partial or complete loss of patent rights in the relevant jurisdiction. If we fail to maintain the patents and patent applications directed to our products, our competitors might be able to enter the market earlier than should otherwise have been the case, which may have a material adverse effect on our business.

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

Our commercial success depends in part on us not infringing the patents and proprietary rights of third parties. There is a substantial amount of litigation, both within and outside the United States, involving patent and other intellectual property rights in the medical device industry, including patent infringement lawsuits, interferences, oppositions, ex-parte review and inter partes reexamination and post-grant review proceedings before the USPTO and corresponding foreign patent offices. Numerous U.S. and foreign issued patents and pending patent applications owned by third parties exist in the fields in which we are developing and may develop our products. As the medical device industry expands and more patents are issued, the risk increases that our products may be subject to claims of infringement of the patent rights of third parties. If a third-party claims that we infringe on their products or technology, we could face a number of issues, including:

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

Third parties may assert that we are employing their proprietary technology without authorization. There may be third-party patents or patent applications with claims to products, materials, formulations, methods of manufacture or methods for treatment related to the use or manufacture of our products, that we failed to identify. For example, applications filed before November 29, 2000 and certain applications filed after that date that will not be filed outside the United States may remain confidential until issued as patents. Except for the preceding exceptions, patent applications in the United States and elsewhere are generally published only after a waiting period of approximately 18 months after the earliest filing. Therefore, patent applications covering our technology or our products could have been filed by others without our knowledge. Additionally, pending patent applications that have been published can, subject to certain limitations, be later amended in a manner that could cover our technologies, our products or the use or manufacture of our products. We may also face a claim of misappropriation, if a third-party believes that we inappropriately obtained and used trade secrets of such third parties. If we are found to have misappropriated a third-party's trade secrets, we may be prevented from further using such trade secrets, limiting our ability to develop our products, and we may be required to pay damages.

If any third-party patents were held by a court of competent jurisdiction to cover aspects of our products, materials, formulations, methods of manufacture or methods for treatment, the holders of any such patents would be able to block our ability to develop and commercialize the applicable product candidate until such patent expired or unless we obtain a license. These licenses may not be available on acceptable terms, if at all. Even if we were able to obtain a license, the rights may be nonexclusive, which could result in our competitors gaining access to the same intellectual property. Ultimately, we could be prevented from commercializing a product, or be forced to cease some aspect of our business operations, if, as a result of actual or threatened patent infringement claims, we are unable to enter into licenses on acceptable terms. In addition, during the course of any patent or other intellectual property litigation, there could be public announcements of the results of hearings, rulings on motions and other interim proceedings in the litigation. If securities analysts or investors regard these announcements as negative, the perceived value of our products, programs, or intellectual property could be diminished. Accordingly, the market price of our common stock may decline.

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

An important change introduced by the AIA is that, as of March 16, 2013, the United States transitioned to a "first-inventor-to-file" system for deciding which party should be granted a patent when two or more patent applications are filed by different parties claiming the same invention. A third-party that files a patent application in the USPTO after that date but before us could therefore be awarded a patent covering an invention of ours, even if we had made the invention before it was made by the third-party. This will require us to be cognizant, going forward, of the time from invention to filing of a patent application, but early filing of patent applications may not always be possible. Furthermore, our ability to obtain and maintain valid and enforceable patents depends on whether the differences between our technology and the prior art allow our technology to be patentable over the prior art. Since patent applications in the United States and most other countries are confidential for a period of time after filing, we cannot be certain that we were the first to either (a) file any patent application related to our products or (b) invent any of the inventions claimed in our patents or patent applications.

Among some of the other changes introduced by the AIA are changes that limit where a patentee may file a patent infringement suit and provide opportunities for third parties to challenge any issued patent in the USPTO. This applies to all of our U.S. patents, even those issued before March 16, 2013. Because of a lower evidentiary standard in USPTO proceedings compared to the evidentiary standard in United States federal court necessary to invalidate a patent claim, a third-party could potentially provide evidence in a USPTO proceeding sufficient for the USPTO to hold a claim invalid as unpatentable, even though the same evidence may be insufficient to invalidate the claim if first presented in a district court action. Accordingly, a third-party may attempt to use the USPTO procedures to invalidate our patent claims that would not have been invalidated if first challenged by the third-party as a defendant in a district court action.

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

We have become aware from time to time that third parties may be infringing on our patents or other intellectual property rights. Because of the expense and uncertainty of litigation, we have concluded in the past and may conclude in the future that even if a third-party is infringing our patents or other intellectual property rights, the risk-adjusted cost of bringing and enforcing such a claim or action may be too high or not in the best interest of our company or our stockholders. In such cases, we may decide that the more prudent course of action is to simply monitor the situation or initiate or seek some other non-litigious action or solution.

Intellectual property rights do not address all potential threats to our competitive advantage.

The degree of future protection afforded by our intellectual property rights is uncertain, because intellectual property rights have limitations and may not adequately protect our business or permit us to maintain our competitive advantage. The following examples are illustrative:

•	others may be able to make products that are similar to our products but that are not covered by the claims of the patents that we own or license from others;
•	others may independently develop similar or alternative technologies or otherwise circumvent any of our technologies without infringing our intellectual property rights;
•	we might not have been the first to conceive and reduce to practice the inventions covered by the patents or patent applications that we own, license or will own or license;
•

we might not have been the first to file patent applications covering certain subject matter of the patents or patent applications that we own or for which we have obtained a license, or will own or for which we will obtain a license;

•	it is possible that our pending patent applications will not result in issued patents;
•	issued patents that we own may not provide us with any competitive advantage, or may be held invalid or unenforceable, as a result of legal challenges by our competitors;
•

our competitors might conduct research and development activities in countries where we do not have patent rights, or in countries where research and development safe harbor laws exist, and then use the information learned from such activities to develop competitive products for sale in our major commercial markets;

•	ownership of our patents or patent applications may be challenged by third parties; and
•	the patents of third parties or pending or future applications of third parties, if issued, may have an adverse effect on our business.

Confidentiality agreements with employees and others may not adequately prevent disclosure of trade secrets and protect other proprietary information.

We consider proprietary trade secrets and/or confidential know-how to be important to our business. We may rely on trade secrets and/or confidential know-how to protect our technology, especially where patent protection is believed by us to be of limited value. However, trade secrets and/or confidential know-how can be difficult to maintain as confidential.

To protect this type of information against disclosure or appropriation by competitors, our policy is to require our employees, consultants, contractors and advisors to enter into confidentiality agreements with us. However, current or former employees, consultants, contractors and advisors may unintentionally or willfully disclose our confidential information to competitors, and confidentiality agreements may not provide an adequate remedy in the event of unauthorized disclosure of confidential information. Enforcing a claim that a third-party obtained illegally and is using trade secrets and/or confidential know-how is expensive, time consuming and unpredictable. The enforceability of confidentiality agreements may vary from jurisdiction to jurisdiction.

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

A third-party may hold intellectual property, including patent rights that are important or necessary to the development or commercialization of any future products. It may be necessary for us to use the patented or proprietary technology of third parties to commercialize our products, in which case we would be required to obtain a license from these third parties. Such a license may not be available on commercially reasonable terms or at all, which could materially harm our business.

We may be subject to claims that our employees, consultants or independent contractors have wrongfully used or disclosed confidential information of third parties.

We have received, and may receive in the future, confidential and proprietary information from third parties. In addition, we employ, and may employ in the future, individuals who were previously employed at other medical device companies. We may be subject to claims that we or our employees, consultants or independent contractors have inadvertently or otherwise improperly used or disclosed confidential information of these third parties or our employees' former employers. Further, we may be subject to ownership disputes in the future, arising, for example, from conflicting obligations of consultants or others who are involved in developing our products. We may also be subject to claims that former employees, consultants, independent contractors, collaborators or other third parties have an ownership interest in our patents or other intellectual property. Litigation may be necessary to defend against these and other claims challenging our right to and use of confidential and proprietary information. If we fail in defending any such claims, in addition to paying monetary damages, we may lose our rights therein. Such an outcome could have a material adverse effect on our business. Even if we are successful in defending against these claims, litigation could result in substantial cost and be a distraction to our management and employees.

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

If our trademarks and trade names are not adequately protected, then we may not be able to build and maintain name recognition in our markets of interest and our business may be adversely affected.

If our trademarks and trade names are not adequately protected, then we may not be able to build and maintain name recognition in our markets of interest, and our business may be adversely affected. We currently have registered and unregistered trademarks in the United States. Our trademarks or trade names may be challenged, infringed, circumvented or declared generic or determined to be infringing on other marks. We may not be able to protect our rights to these trademarks and trade names, which we need to build name recognition among potential collaborators or customers in our markets of interest. At times, competitors may adopt trade names or trademarks similar to ours, thereby impeding our ability to build brand identity and possibly leading to market confusion. Further, there could be potential trade name or trademark infringement claims brought by owners of other trademarks or trade names that incorporate variations of our trademarks or trade names. In addition, we have not registered our trademarks internationally, and the laws of certain foreign countries may not protect proprietary rights to the same extent as do the laws of the United States. Over the long term, if we are unable to successfully register our trademarks and trade names and/or establish name recognition based on our trademarks and trade names, then we may not be able to compete effectively and our business may be adversely affected. Our efforts to enforce or protect our proprietary rights related to trademarks, trade secrets, domain names, copyrights or other intellectual property may be ineffective and could result in substantial costs and diversion of resources and could adversely impact our financial condition or results of operations.

 Risks Related to Ownership of Our Common Stock

The trading price of the shares of our common stock has been and could continue to be highly volatile, and purchasers of our common stock may not be able to resell their shares of our common stock at or above the price at which they purchased their shares and could incur substantial losses.

Our stock price has been and is likely to continue to be volatile. The stock market in general has experienced extreme volatility that has often been unrelated to the operating performance of particular companies. As a result of this volatility, investors may not be able to sell their shares of our common stock at or above the price at which they purchased their shares. The market price for our common stock may be influenced by many factors, including:

•	the passage of legislation or other regulatory developments in the United States or foreign countries;

•	actual or anticipated variations in our financial results or those of companies that are perceived to be similar to us;
•	changes in the structure of healthcare payment systems, especially in light of current or proposed reforms to the U.S. healthcare system;
•	our ability to develop and commercialize additional products;
•	announcements by us or our competitors of significant acquisitions, strategic collaborations, joint ventures or capital commitments;
•	market conditions in medical device sectors and issuance of securities analysts' research reports or recommendations;
•	sales of our stock by us, our insiders and our other stockholders;
•	the trading volume of our common stock;
•	speculation in the press or investment community;
•	general economic, industry and market conditions, or other events or factors, many of which are beyond our control;
•	additions or departures of key personnel; and
•	intellectual property, product liability or other litigation against us.

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

We have never declared or paid any cash dividend on our common stock and do not currently intend to do so for the foreseeable future. We currently anticipate that we will retain future earnings for the development, operation and expansion of our business. In addition, our credit agreement contains terms restricting our ability to pay dividends on our common stock. Any return to stockholders will therefore be limited to any appreciation of their stock. Therefore, the success of an investment in shares of our common stock will depend upon any future appreciation in their value. There is no guarantee that shares of our common stock will appreciate in value or even maintain the price at which our stockholders purchased their shares.

If we fail to maintain proper and effective internal control over financial reporting, our ability to produce accurate and timely financial statements could be impaired, which could harm our operating results, investors' views of us and, as a result, the value of our common stock.

Pursuant to Section 404 of the Sarbanes-Oxley Act, our management is required to report upon the effectiveness of our internal control over financial reporting. Since we are a "large accelerated filer" as of December 31, 2018 and are no longer an "emerging growth company," our independent registered public accounting firm is required to attest to the effectiveness of our internal control over financial reporting beginning with this Annual Report on Form 10-K. The rules governing the standards that must be met for our management and our independent registered public accounting firm to assess our internal control over financial reporting are complex and require significant documentation, testing and possible remediation. In connection with our and our independent registered public accounting firm’s evaluations of our internal control over financial reporting, we may need to upgrade our systems, including information technology; implement additional financial and management controls, reporting systems and procedures; and hire additional accounting and finance staff.

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

In addition, as permitted by Section 145 of the Delaware General Corporation Law, our amended and restated bylaws and our indemnification agreements with our directors and officers provide that:

•

we will indemnify our directors and officers for serving us in those capacities or for serving other business enterprises at our request, to the fullest extent permitted by Delaware law; Delaware law provides that a corporation may indemnify such person if such person acted in good faith and in a manner such person reasonably believed to be in or not opposed to the best interests of the corporation and, with respect to any criminal proceeding, had no reasonable cause to believe such person's conduct was unlawful;

•	we may, in our discretion, indemnify employees and agents in those circumstances where indemnification is permitted by applicable law;
•

we are required to advance expenses, as incurred, to our directors and officers in connection with defending a proceeding, except that such directors or officers shall undertake to repay such advances if it is ultimately determined that such person is not entitled to indemnification;

•

we will not be obligated pursuant to our amended and restated bylaws to indemnify a person with respect to proceedings initiated by that person against us or our other indemnitees, except with respect to proceedings authorized by our board of directors or brought to enforce a right to indemnification;

•

the rights conferred in our amended and restated bylaws are not exclusive, and we are authorized to enter into indemnification agreements with our directors, officers, employees and agents and to obtain insurance to indemnify such persons; and

•	we may not retroactively amend our bylaw provisions to reduce our indemnification obligations to directors, officers, employees and agents.

Item 1B.  Unresolved Staff Comments.

None

Item 2.  Properties.

We lease approximately 52,000 square feet of office space for our current corporate headquarters in Minneapolis, Minnesota under a lease that expires in July 2021. We lease an additional 44,000 square feet of office, assembly and warehouse space at another leased facility in Minneapolis, Minnesota under a lease that expires in February 2024. We entered into a lease in October 2018 for approximately 110,000 square feet of office space for our future corporate headquarters in Minneapolis, Minnesota which will commence upon our move in the fourth quarter of 2019. That lease expires in February 2030. We believe that these facilities are adequate to meet our business requirements for the near term and that additional space will be available on commercially reasonable terms, if required.

Item 3.  Legal Proceedings.

From time to time, we are subject to various claims and legal proceedings arising in the ordinary course of business. Regardless of outcome, litigation can have an adverse impact on us because of defense and settlement costs, diversion of management resources and other factors.

On February 13, 2019, we were served with a sealed amended complaint venued in the United States District Court in the Southern District of Texas, Houston Division, captioned United States ex rel Veterans First Medical Supply, LLC vs. Tactile Medical Systems Technology, Inc., Case No. 18-2871, which had been filed on January 23, 2019. The complaint is a qui tam action on behalf of the United States brought by one of our competitors.  The United States has declined to intervene in this action.  The complaint alleges that we violated the Federal Anti-Kickback Statute claiming that we submitted false claims and made false statements in connection with the Medicare and Medicaid programs, and that we engaged in unlawful retaliation in violation of the Federal False Claims Act.  The complaint seeks damages, statutory penalties, attorneys’ fees, treble damages and costs.  We believe that the allegations in the lawsuit are without merit and we intend to vigorously defend against the lawsuit.

Item 4. Mine Safety Disclosures.

Not Applicable.

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our common stock has been listed on the Nasdaq Global Market under the symbol "TCMD" since July 28, 2016.

Holders

As of February 19,  2019, there were approximately 46 holders of record of our common stock. The actual number of holders of common stock is greater than this number of record holders and includes stockholders who are beneficial owners but whose shares are held in street name by brokers and nominees. The number of holders of record also does not include stockholders whose shares may be held in trust by other entities.

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

At December 31, 2018, the net proceeds from our initial public offering were held in a diversified portfolio of bank deposits, government money market funds, government securities (U.S. Treasury and U.S. government agency securities) and high-grade short-term corporate bonds. All investments were in compliance with our Investment Policy and are highly liquid, with liquidity and capital preservation being the primary investment objectives. There has been no material change in our planned uses of the net proceeds from those described in the Prospectus dated July 27, 2016.

Stock Performance Graph

The graph below compares the cumulative total stockholder return on our common stock with the cumulative total stockholder returns on the Nasdaq Composite Index, Russell 2000 Index and S&P Healthcare Equipment Select Industry Index for the periods indicated. The graph assumes that $100 was invested on July 28, 2016, in our common stock and each of the indices and that all dividends, if any, were reinvested. No cash dividends have been declared on our common stock. Stockholder returns over the indicated periods should not be considered indicative of future stockholder returns.

	2016			2017				2018
Index	Jul. 28	Sep. 30	Dec. 31	Mar. 31	Jun. 30	Sep. 30	Dec. 31	Mar. 31	Jun. 30	Sep. 30	Dec. 31
Tactile Systems Technology, Inc.	$100	$181	$159	$183	$276	$299	$280	$307	$502	$686	$440
Nasdaq Composite Index	100	103	105	115	119	126	134	137	146	156	129
Russell 2000 Index	100	103	111	114	116	122	126	125	135	139	111
S&P Healthcare Equipment Select Industry Index	100	104	100	100	123	126	130	141	159	178	142

Item 6.  Selected Financial Data.

The following tables set forth our selected historical consolidated financial data as of and for the periods indicated. The selected consolidated statements of operations data for the years ended December 31, 2018, 2017, 2016, 2015 and 2014, and the selected consolidated balance sheet data as of December 31, 2018, 2017, 2016, 2015 and 2014 have been derived from our audited consolidated financial statements. Our historical results are not indicative of the results to be expected in the future. The following financial data should be read in conjunction with, and are qualified in their entirety by reference to, “Management's Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and the related notes included elsewhere in this report.

	Year Ended December 31,
(In thousands, except share and per share data)	2018	2017	2016	2015	2014
Consolidated Statements of Operations Data:
Revenues, net	$143,751	$109,283	$84,542	$62,872	$47,736
Cost of goods sold	41,493	29,015	22,940	16,908	12,715
Gross profit	102,258	80,268	61,602	45,964	35,021
Operating expenses
Sales and marketing	60,371	44,396	33,794	24,485	18,154
Research and development	5,289	5,060	4,476	4,312	2,843
Reimbursement, general and administrative	33,608	26,914	19,060	13,716	10,225
Total operating expenses	99,268	76,370	57,330	42,513	31,222
Income from operations	2,990	3,898	4,272	3,451	3,799
Other income (expense)	486	292	38	(194)	(4)
Income before income taxes	3,476	4,190	4,310	3,257	3,795
Income tax (benefit) expense	(3,147)	(1,665)	1,431	1,864	1,725
Net income	6,623	5,855	2,879	1,393	2,070
Convertible preferred stock dividends	—	—	1,247	1,845	1,761
Allocation of undistributed earnings to preferred stockholders	—	—	—	—	216
Net income (loss) attributable to common stockholders	$6,623	$5,855	$1,632	$(452)	$93
Net income (loss) per common share attributable to common stockholders(1)
Basic	$0.36	$0.34	$0.18	$(0.15)	$0.04
Diluted	$0.34	$0.31	$0.15	$(0.15)	$0.02
Weighted-average common shares used to compute net income (loss) per common share attributable to common stockholders
Basic	18,252,689	17,355,175	8,913,042	2,929,438	2,491,108
Diluted	19,347,632	18,877,863	10,758,684	2,929,438	3,797,688

	At December 31,
(In thousands)	2018	2017	2016	2015	2014
Consolidated Balance Sheet Data:
Cash and cash equivalents	$20,099	$23,968	$30,701	$7,060	$5,416
Working capital	68,885	62,353	50,440	19,858	18,927
Total assets	107,071	88,447	73,935	36,973	31,494
Total debt	—	—	—	—	13
Convertible preferred stock	—	—	—	32,927	21,082
Retained earnings (accumulated deficit)	9,705	3,082	(2,773)	(5,652)	(6,872)
Total stockholders' equity (deficit)	89,270	72,787	59,639	(5,649)	(6,427)

(1)

Net income (loss) per common share attributable to common stockholders was calculated under the two-class method prior to our initial public offering in 2016, as our convertible preferred stock participated in our undistributed earnings prior to our initial public offering. The two-class method requires earnings for the period to be allocated based upon their respective rights to receive distributed and undistributed earnings. No adjustment is made during periods with a net loss, as the holders of the convertible preferred stock have no obligation to fund losses.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and the accompanying notes thereto included elsewhere in this report.

Overview

We are a medical technology company that develops and provides innovative medical devices for the treatment of chronic diseases. Our mission is to help people suffering from chronic diseases live better and care for themselves at home. We focus our efforts on advancing the standard of care in treating chronic diseases in the home setting to improve patient outcomes and quality of life and help control rising healthcare expenditures. Our initial area of therapeutic focus is vascular disease, with a goal of advancing the standard of care in treating lymphedema and chronic venous insufficiency. We possess a unique, scalable platform to deliver at-home healthcare solutions throughout the United States. This evolving home care delivery model is recognized by policy-makers and insurance payers as a key for controlling rising healthcare costs. Our solutions deliver cost-effective, clinically proven, long-term treatment for people with these chronic diseases.

Our proprietary products are the Flexitouch, Entre, and Actitouch systems. A predecessor to our Flexitouch system received 510(k) clearance from the U.S. Food and Drug Administration (the “FDA”) in July 2002, and we introduced the system to address the many limitations of self-administered home-based manual lymphatic drainage therapy. We began selling our more advanced Flexitouch system after receiving 510(k) clearance from the FDA in October 2006. In September 2016, we received 510(k) clearance from the FDA for the Flexitouch system in treating lymphedema of the head and neck. In June 2017, we announced that we received 510(k) clearance from the FDA for the Flexitouch Plus, the third-generation version of our Flexitouch system. We derive the vast majority of our revenues from our Flexitouch system. Sales of our Flexitouch system represented 92% of our revenues in each of the years ended December 2018 and 2017.

In September 2012, we acquired our second proprietary product, the Actitouch system. The system received 510(k) clearance from the FDA in June 2013 and we began selling the product in September 2013 to address the many limitations of multilayered bandages that are worn by patients suffering from venous leg ulcers. We also introduced our Entre system in the United States in February 2013. The Entre system is sold to patients who need a more basic pump or who do not yet qualify for insurance reimbursement for an advanced compression device such as our Flexitouch system. For the years ended December 31, 2018 and 2017, sales of our Entre and Actitouch systems combined represented 8% of our revenues. During fiscal year 2018, we recorded a $2.5 million non-cash impairment charge to fully impair the inventory and intangible assets related to our Actitouch system, and we intend to discontinue this product line in the second half of 2019. See Note 3 - “Summary of Significant Accounting Policies” to the consolidated financial statements in this report for more information regarding this impairment charge and discontinuation.

In October 2018, we licensed the intellectual property rights related to the Airwear Gradient Compression Wrap, or the Airwear wrap, in the U.S. and Canada, for use in all medical applications, including but not limited to swelling/edema and ulcers (including lymphedema and chronic venous insufficiency conditions), but excluding the use of the intellectual property in the field of prophylaxis for deep vein thrombosis. The Airwear wrap is indicated for the management of venous insufficiency, venous hypertension, venous ulcerations and lymphedema. We plan to begin selling the Airwear wrap in the second half of 2019.

To support the growth of our business, we invest heavily in our commercial infrastructure, consisting of our direct salesforce, home training resources, reimbursement capabilities and clinical expertise. We market our products in the United States using a direct-to-patient and -provider model. Our direct salesforce has grown to a team of over 200 employees as of December 31, 2018, compared to over 160 employees as of December 31, 2017. This model allows us to directly approach patients and clinicians, whereby we disintermediate the traditional durable medical equipment channel, allowing us to capture both the manufacturer and distributor margins. We also utilize over 560 licensed, independent healthcare practitioners as home trainers who educate patients on the proper use of our systems. We invest substantial resources in our Reimbursement Department,  which was reorganized in 2018 to improve operational efficiencies and enhance individual payer expertise, while continuing our strategic focus of payer development. The Reimbursement Department, composed of over 70 employees, now consists of our Payer Development and Reimbursement Operations groups. Our Payer Development group is composed of both strategic and analytical teams, with focus on payer decision-maker relationships and education, payer policy development and revision, payer contract negotiations, and payer data analysis. Our experienced Reimbursement Operations group is responsible for verifying patient insurance benefits, individual patient case development, prior authorization submissons, case follow-up, and appeals when necessary.  We also have a clinical team, consisting of a scientific advisory board, in-house therapists and nurses, and a medical director (part-time), that serves as a resource to clinicians and patients and guides the development of clinical evidence in support of our products.

We rely on third-party contract manufacturers for the sourcing of parts, the assembly of our controllers and the manufacturing of the garments used with our systems. We conduct final assembly of the garments used with our Flexitouch system, perform quality assurance, and ship our products from our facility in Minneapolis, Minnesota.

For the year ended December 31, 2018, we generated revenues of $143.8 million and had net income of $6.6 million, compared to revenues of $109.3 million and net income of $5.9 million for the year ended December 31, 2017, and revenues of $84.5 million and net income of $2.9 million for the year ended December 31, 2016.

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

Components of our Results of Operations

Revenues

We derive our revenues from the sale of our Flexitouch, Entre and Actitouch systems to patients in the United States. Revenue growth has been driven by increased clinician, patient and payer awareness of lymphedema and the clinical efficacy of our Flexitouch system, and the launch of our Entre and Actitouch systems in 2013. We have expanded our direct sales force, which helps us drive and support our revenue growth and intend to continue this expansion. However, any reversal in these recent trends could have a negative impact on our future revenues.

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

We sell our products either directly to patients or to the Veterans Administration on behalf of patients, who are referred to us by physicians, therapists or nurses. We bill payers, such as private insurers, Medicare, or Medicaid, on behalf of our patients and bill patients directly for their cost-sharing amounts, including any portion of an unsatisfied deductible and any copayments or co-insurance. We bill the Veterans Administration directly for the purchase of our product on behalf of the patient. Approximately 20% of our revenues in 2018 and 18% of our revenues in 2017 came from the Veterans Administration. Approximately 9% of our revenues in 2018 and 8% of our revenues in 2017 came from Medicare patients. Changes to the level of Medicare coverage for our products, including the 2015 LCD modification to the criteria for Medicare coverage, could reduce the number of Medicare patients who have access to our products. Our products currently are not subject to the competitive bidding process for supplying covered items to Medicare recipients.

We expect our revenues to continue to increase in the future as a result of increased awareness of our solutions, expansion of our direct sales force, enhanced marketing and customer support efforts, continued focus on developing clinical and economic outcomes data, expanded third-party reimbursement and introduction of our solutions outside the United States. We also anticipate pricing pressure from commercial insurance payers, which will result in continued downward pressure on our revenue growth rate.

Cost of Goods Sold and Gross Margin

Cost of goods sold consists primarily of component costs, direct labor, overhead costs, product warranties, provisions for slow-moving and obsolete inventory, delivery costs for items sold, and amortization related to the intangible assets we licensed from Sun Scientific Inc. A significant portion of our cost of goods sold consists of manufacturing overhead costs. These overhead costs include the cost of quality assurance, material procurement, inventory control, facilities, equipment and operations supervision and management. Cost of goods sold also includes depreciation expense for product tooling, production equipment and shipping costs. We expect overhead costs as a percentage of revenues to decrease as a result of expected increases in production volume and yields. We expect cost of goods sold to increase in absolute dollars primarily if, and to the extent, our revenues grow.

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

We calculate gross margin as gross profit divided by revenues. Our gross margin has been and will continue to be affected by a variety of factors, including product and payer mix, production volumes, manufacturing costs and cost-reduction strategies. In 2018, our gross margin was also impacted by a $0.7 million inventory write-off related to the impairment of our Actitouch assets. In addition, the up-front payment we made under our license agreement with Sun Scientific Inc. will also be amortized as a cost of goods sold. We expect our gross margin to decrease slightly over the near term as we experience pricing pressure from third-party payers. We continue to work to reduce product manufacturing cost through enhanced product design efforts as well as supply chain initiatives in an effort to offset anticipated price erosion. Our gross margin will likely fluctuate from quarter to quarter.

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

Research and Development Expenses

Research and development, or R&D, expenses consist primarily of personnel-related expenses, third-party product development costs, laboratory supplies, consulting fees and related costs, clinical research expenses, expenses related to clinical and regulatory affairs, patent amortization costs, stock-based compensation and patent legal fees, including defense costs, and testing costs for new product launches. Clinical research expenses include clinical trial management and monitoring, payment to clinical investigators, consulting fees, data management, stock-based compensation, travel expenses and the cost of manufacturing products for clinical trials. We have made substantial investments in R&D since our inception. Our R&D efforts have focused primarily on activities designed to enhance our technologies and to support development and commercialization of new and existing products. We expect R&D expenses to increase in absolute dollars for the foreseeable future as we continue to develop, enhance and commercialize new products and expand clinical trial efforts. We expect R&D expenses as a percentage of our revenues to vary over time depending on the level and timing of initiating new product development efforts, as well as our clinical trial activities.

Reimbursement, General and Administrative Expenses

Reimbursement, general and administrative expenses consist primarily of compensation, including salaries, bonuses and benefits for employees in our patient services and advocacy, billing and collections, case management, payer relations and governmental affairs and reimbursement operations departments, as well as finance, human resources and administration, information technology, business development and general management functions, and facilities costs. Our experienced Reimbursement Department of over 70 employees consists of our Payer Development and Reimbursement Operations groups. Our Payer Development group focuses on payer decision-maker relationships and education, payer policy development and revision, payer contract negotiations, and payer data analysis. Our Reimbursement Operations group focuses on verifying patient insurance benefits, individual patient case development, prior authorization submissons, case follow-up, and appeals when necessary. Reimbursement expenses also include consulting, travel to payer case manager seminars, professional development and training, and certification expenses. General and administrative expenses also include professional services such as legal, consulting and accounting services, stock-based compensation, travel expenses and insurance costs. We expect to continue to incur additional legal, accounting, insurance and other professional service fees associated with being a public company, which may increase further now that we are no longer an emerging growth company, as defined under the JOBS Act. In 2018, our reimbursement, general and administrative expense was impacted by a $1.8 million intangible asset impairment charge related to our Actitouch assets.

Other Income (Expense), Net

Other income (expense), net consists primarily of interest income related to investment income earned on our invested capital portfolio.

Income Tax (Benefit) Expense

Our income tax (benefit) expense  consists primarily of permanent differences related to share-based compensation activity, as well as deferred income taxes resulting from temporary differences between the reporting of amounts for financial statement purposes and income tax purposes.

Critical Accounting Policies and Significant Estimates

Our discussion and analysis of our financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with generally accepted accounting principles in the United States, or GAAP. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets and liabilities, and related disclosure of contingent assets and liabilities, revenues and expenses at the date of the financial statements. Generally, we base our estimates on historical experience and on various other assumptions in accordance with GAAP that we believe to be reasonable under the circumstances. Actual results may differ from these estimates and such differences could be material to our financial position and results of operations.

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

Revenue Recognition

We derive revenue from the sales and rentals of our products, which consist of our proprietary line of Flexitouch, Entre and Actitouch systems.

We recognize revenue when control of the product has been transferred to our customer, in the amount of the expected consideration to be received for the product. In general, revenue from the sale of a product is recognized upon shipment, unless circumstances dictate that control has not yet passed to the customer.

We provide a warranty for our products against defects in material and workmanship for a period of one to five years on garments and one to two years on controllers. In accordance with applicable accounting guidance, we have determined these were assurance warranties and therefore not considered a performance obligation. In addition, we did not evaluate immaterial promised goods or services in the context of the contract. As a result, the sales of our products represent a single performance obligation that is satisfied at a point in time and are short-term in nature. In certain cases we receive payment from Medicare sales over a period of time that may exceed one year. Despite these extended payment terms, no significant financing component is deemed to exist, as the terms are not for the benefit of the patient with whom we have the contract. Rather, the extended payment terms occur as a result of an initial claim denial, which subsequently enters the Medicare appeals process as noted below.

We distribute our products directly to patients, who are referred to us by physicians, therapists or nurses. In most cases, there is a third-party payer such as a commercial insurer, Medicare or the Veterans Administration involved with the transaction. Our contractual relationship resides with the patient when the third -party payer is either a commercial insurer or Medicare, and with the Veterans Administration if the patient is covered under their services. Revenue is recognized from such sales upon transfer of control of the product to the customer at a transaction price determined by collection history. As a result, the transaction price is impacted by multiple factors, including the terms and conditions contracted by various third-party payers, and therefore payments from third-party payers typically are less than our standard charge and represent an implicit price concession, resulting in variable consideration. As most contracts are with each individual sale to a patient, we have elected the portfolio approach to determine the transaction price, and ultimately the expected consideration. The portfolios used to determine transaction price are at the payer level, with pricing for each payer assessed based on the underlying similar characteristics.

For any of our products sold to patients covered by private payers, such as commercial insurance companies, revenue is recognized upon shipment. A product is not shipped until we have received a prescription from a physician for our products and, as applicable, receipt of prior authorization from payers. At shipment, we invoice the payer for the total product price and we recognize revenue in the amount of cash consideration anticipated to be received based on the transaction price. After the insurance payer has remitted payment, we separately invoice the patient for their portion of the payment obligation, such as copayments and deductibles. The transaction price is determined based on the payment history of the applicable payer drawn from actual write-off and collections experience from the payer over a rolling 12-month period, as well as historical patient collections.

For our products sold to Medicare patients, we recognize revenues from such sales upon shipment of our products, which can occur only after we have received a prescription from a physician and all applicable patient documentation is obtained. The transaction price for our Actitouch and Entre systems is determined based on the payment history using the same methodology as our private insurers. A portion of our claims for our Flexitouch system are initially denied and thereupon enter the appeals process, which can be lengthy. We assess the variable consideration for each of these claims as a percentage of the total invoice price based on ultimate approval and collection history.

For our products sold to the Veterans Administration on behalf of the patient, our contract is with the Veterans Administration rather than the patient. We enter into individual sales contracts with the Veterans Administration on behalf of each patient. These contracts determine the amount of consideration, which is typically paid in full within 2-3 days of shipment, and therefore there is no implicit price concession. In addition, the contracts provide for the right of control to transfer to the Veterans Administration upon delivery of the product to the patient, at which time revenue is recognized.

We incur incremental costs that directly relate to the sales of our products; however, as the amortization period would be less than one year, we have elected the practical expedient to expense these costs as incurred.

We sell our products either directly to patients or to the Veterans Administration on behalf of patients, who are referred to us by physicians, therapists or nurses. We bill private insurers and other payers, Medicare, and the Veterans Administration directly for purchase of our product on behalf of a patient and bill patients directly for their cost-sharing amounts, including any portion of an unsatisfied deductible and any copayments or co-insurance obligation.

A portion of our revenues is derived from patients who obtain our products under multiple-month rental arrangements. We bill these patients’ insurance payers monthly over the duration of the rental term. Title to these products passes to the patients at the end of the rental period. Patients may return the product before the end of the rental period, and as such these arrangements are deemed to be month-to-month cancelable leases in accordance with Accounting Standards Codification, or ASC 840, “Leases,” through December 31, 2018. Accordingly, we recognize the related revenue for these rental arrangements monthly, on a pro rata basis, over the lesser of the duration of the rental period or the period during which the patient possesses the product.

Accounts Receivable, Net

The majority of our accounts receivable and revenues are from commercial insurance payers and government payers, such as Medicare, the Veterans Administration and Medicaid.

Accounts receivable are recorded at management’s assessment of the expected consideration to be received, based on a detailed review of historical pricing adjustments and collections. Management relies on the results of the assessment, which includes payment history of the applicable payer as well as historical patient collections, as a primary source of information in estimating the collectability of our accounts receivable.  We update our assessment on a quarterly basis, which to date has not resulted in any material adjustments to the valuation of our accounts receivable. We believe the assessment provides reasonable estimates of our accounts receivable valuation, and therefore we believe that substantially all accounts receivable are fully collectible.

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

Stock-Based Compensation

We account for stock-based compensation awards at the fair value on the date of grant, expensed over the applicable vesting period. The fair value of options on the grant date is estimated using the Black-Scholes option-pricing model. We recognize the fair value of each award as an expense on a straight-line basis over the requisite service period, which is generally the vesting period of the equity grant.

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

The following table sets forth the estimated fair values of our stock options granted in the years ended December 31, 2018, 2017 and 2016, and the assumptions on which they were based:

	2018	2017	2016
Expected term	4 - 6 years	4 - 6 years	4 - 6 years
Expected volatility	42.7 - 43.4%	43.5 - 45.9%	43%
Risk-free interest rate	2.6 - 3.1%	1.7 - 2.3%	1%
Expected dividend yield	0%	0%	0%
Fair value on the date of grant	$12.46 - $29.07	$7.82 - $16.23	$3.48 - $7.16

If in the future we determine that another method is more reasonable, or if another method for calculating these input assumptions is prescribed by authoritative guidance, the fair value calculated for our stock options could change significantly. Higher volatility and longer expected lives would result in an increase to stock-based compensation expense determined at the date of grant. Stock-based compensation expense affects our cost of goods sold, sales and marketing expenses, research and development expenses, and reimbursement, general and administrative expenses.

We estimate our forfeiture rate based on an analysis of our actual forfeitures and will continue to evaluate the appropriateness of the forfeiture rate based on actual forfeiture experience, analysis of employee turnover behavior and other factors. Quarterly changes in the estimated forfeiture rate can have a significant effect on reported stock-based compensation expense, as the cumulative effect of adjusting the rate for all expense amortization is recognized in the period the forfeiture estimate is changed. If a revised forfeiture rate is higher than the previously estimated forfeiture rate, an adjustment is made that will result in a decrease to the stock-based compensation expense recognized in the consolidated financial statements. If a revised forfeiture rate is lower than the previously estimated forfeiture rate, an adjustment is made that will result in an increase to the stock-based compensation expense recognized in the consolidated financial statements. The effect of forfeiture adjustments was insignificant for the years ended December 31, 2018, 2017 and 2016. We will continue to use significant judgment in evaluating the expected term, volatility and forfeiture rate related to our stock-based compensation.

Prior to our initial public offering, the fair value of the common stock underlying our equity compensation awards was historically determined by our board of directors, with input from management and third-party valuations on an annual basis. Given the absence of a public trading market for our common stock prior to our initial public offering, our board of directors exercised reasonable judgment and considered numerous objective and subjective factors to determine the best estimate of the fair value of our common stock using methodologies, approaches and assumptions consistent with the American Institute of Certified Public Accountants, or AICPA, Audit and Accounting Practice Aid Series: Valuation of Privately Held Company Equity Securities Issued as Compensation, known as the AICPA Accounting and Valuation Guide. The following factors, among others, were considered:

•	our results of operations, history of losses and other financial metrics;
•	our capital resources and financial condition;
•	the contemporaneous valuations of our common stock by an unrelated third-party valuation firm;
•	the prices of our convertible redeemable preferred stock sold to outside investors in arms-length transactions;
•	the rights, preferences and privileges of our preferred stock relative to those of our common stock;
•	the rights of freestanding warrants and other similar instruments related to our securities that are redeemable;
•	the hiring of key personnel;
•	the introduction of new products;
•	the fact that the common stock underlying the option grants involves illiquid securities in a private company;
•	the risks inherent in the development and expansion of our products and services; and
•	the likelihood of achieving a liquidity event, such as an initial public offering or sale of our company, given prevailing market conditions.

In valuing our common stock, from January 1, 2014, until our initial public offering, our board of directors determined the equity value of our business using the market approach valuation method and the income approach valuation method to determine the enterprise value. For 2014, our board of directors exclusively used the market approach valuation method. For 2015, these two approaches were initially weighted equally. During 2015, we received a summary valuation from the lead underwriters for our initial public offering. In the second half of 2015 we reviewed our fair value determinations for 2015, effectively modifying our valuation approach for 2015 to include this summary valuation as a third factor in determining fair value, along with the other approaches previously considered. Our board of directors then considered the factors set forth above in reaching its determination of the fair value.

Since our initial public offering, we determine the fair value of our common stock based on the closing market price on The Nasdaq Global Market on the date of grant.

Results of Operations

Comparison of the Years Ended December 31, 2018 and 2017

The following table presents our results of operations for the periods indicated:

	Year Ended December 31,				Change
(In thousands)	2018		2017		$	%
Condensed Consolidated Statement		% of		% of
of Operations Data:		revenue		revenue
Revenues	$143,751	100%	$109,283	100%	$34,468	32%
Cost of goods sold	41,493	29%	29,015	27%	12,478	43%
Gross profit	102,258	71%	80,268	73%	21,990	27%
Operating expenses
Sales and marketing	60,371	42%	44,396	40%	15,975	36%
Research and development	5,289	4%	5,060	5%	229	5%
Reimbursement, general and administrative	33,608	23%	26,914	25%	6,694	25%
Total operating expenses	99,268	69%	76,370	70%	22,898	30%
Income from operations	2,990	2%	3,898	3%	(908)	(23)%
Other income	486	—%	292	—%	194	66%
Income before income taxes	3,476	2%	4,190	3%	(714)	(17)%
Income tax benefit	(3,147)	(3)%	(1,665)	(2)%	(1,482)	89%
Net income	$6,623	5%	$5,855	5%	$768	13%

Revenues

Revenues increased $34.5 million, or 32%, to $143.8 million in the year ended December 31, 2018, compared to $109.3 million in the year ended December 31, 2017. The growth in revenues was attributable to an increase of approximately $31.6 million, or 31%, in sales of our Flexitouch system and an increase of approximately $2.9 million, or 32%, in sales of our Entre and Actitouch systems in the year ended December 31, 2018. The increase in Flexitouch system sales was largely driven by expansion of our sales force, increased volume due to a new contract with a large private insurer, the launch of the Flexitouch Plus product, our third-generation Flexitouch product, and sales growth in the Veterans Administration channel. The increase in Entre and Actitouch systems sales was largely driven by our creation of a separate inside sales team. The inside sales team is dedicated to selling the Entre and Actitouch systems, allowing us to focus on selling these systems more efficiently.

The following table summarizes our revenues by product for the years ended December 31, 2018, and December 31, 2017, both in dollars and percentage of total revenues:

	Year Ended December 31,		Change
(In thousands)	2018	2017	$	%
Revenues
Flexitouch system	$131,935	$100,344	$31,591	31%
Entre/Actitouch systems	11,816	8,939	2,877	32%
Total	$143,751	$109,283	$34,468	32%

Percentage of total revenues
Flexitouch system	92%	92%
Entre/Actitouch systems	8%	8%
Total	100%	100%

Cost of Goods Sold and Gross Margin

Cost of goods sold increased $12.5 million, or 43%, to $41.5 million during the year ended December 31, 2018, compared to $29.0 million during the year ended December 31, 2017. The increase in cost of goods sold was primarily attributable to an increase in the number of systems sold, additional manufacturing headcount to support increased volumes, incremental manufacturing costs specific to the introduction of the Flexitouch Plus, and the $0.7 million write-off of Actitouch inventory. Gross margin was 71% and 73% for the years ended December 31, 2018 and 2017, respectively. The decrease in gross margin was primarily attributable to lower pricing under a new contract with a large private insurer.

Sales and Marketing Expenses

Sales and marketing expenses increased $16.0 million, or 36%, to $60.4 million during the year ended December 31, 2018, compared to $44.4 million during the year ended December 31, 2017. The increase was driven by a $5.4 million increase in variable sales compensation expense, a $4.7 million increase in personnel-related compensation expense due to higher sales and marketing headcount, a $4.2 million increase in travel and entertainment, recruitment, consulting, and patient training costs, and $1.7 million of incremental stock-based compensation expense.

Research and Development Expenses

R&D expenses increased $0.2 million, or 5%, to $5.3 million during the year ended December 31, 2018, compared to $5.1 million during the year ended December 31, 2017. The increase in R&D expenses was primarily attributable to a $0.2 million increase in clinical studies, consulting and product development costs, including those related to the development of our Flexitouch Plus.

Reimbursement, General and Administrative Expenses

Reimbursement, general and administrative expenses increased $6.7 million, or 25%, to $33.6 million during the year ended December 31, 2018, compared to $26.9 million during the year ended December 31, 2017. The increase in reimbursement, general and administrative expenses for the year ended December 31, 2018, was primarily attributable to a $2.5 million increase in personnel-related expenses, resulting from increased headcount in our reimbursement operations, payer relations, patient services and corporate functions, a $1.9 million increase in stock-based compensation expense, an impairment charge of $1.8 million due to the determination that the carrying amount of the intangible assets related to our Actitouch system would not be recoverable, a $1.3 million increase in other operating expenses, including facilities, depreciation and service charges and an increase of $0.2 million in professional fees, legal, accounting, audit and tax expenses and software fees, which were partially offset by a decrease of $0.8 million in accrued sales and use and franchise taxes due to one-time related sales and use taxes in 2017.

Other Income (Expense), Net

Other income, net was $0.5 million for the year ended December 31, 2018, compared to $0.3 million for the year ended December 31, 2017. The increase in other income was due to investment income earned on the capital derived from our initial public offering proceeds.

Income Tax Benefit

We recorded an income tax benefit of $3.1 million and $1.7 million for each of the years ended December 31, 2018 and 2017, respectively. The current year tax benefit was primarily due to a significant increase related to tax-deductible share-based compensation activity, as compared with the previous year. This activity included vesting of restricted stock units, excess tax benefits associated with exercises of non-qualified stock options, and disqualifying dispositions of incentive stock options and employee stock purchase plan, or ESPP, shares.  The prior year income tax benefit was partially offset by approximately $1.2 million of incremental tax expense associated with revaluation of our deferred tax assets and liabilities, resulting from the enactment of the Tax Cuts and Jobs Act in December 2017.  The net income tax benefit in the current year resulted in a significant increase in our net income for the year ended December 31, 2018.

Comparison of the Years Ended December 31, 2017 and 2016

The following table presents our results of operations for the periods indicated:

	Year Ended December 31,				Change
(In thousands)	2017		2016		$	%
Condensed Consolidated Statement		% of		% of
of Operations Data:		revenue		revenue
Revenues	$109,283	100%	$84,542	100%	$24,741	29%
Cost of goods sold	29,015	27%	22,940	27%	6,075	26%
Gross profit	80,268	73%	61,602	73%	18,666	30%
Operating expenses
Sales and marketing	44,396	40%	33,794	40%	10,602	31%
Research and development	5,060	5%	4,476	5%	584	13%
Reimbursement, general and administrative	26,914	25%	19,060	23%	7,854	41%
Total operating expenses	76,370	70%	57,330	68%	19,040	33%
Income from operations	3,898	3%	4,272	5%	(374)	(9)%
Other income	292	—%	38	—%	254	N.M.
Income before income taxes	4,190	3%	4,310	5%	(120)	(3)%
Income tax (benefit) expense	(1,665)	(2)%	1,431	2%	(3,096)	N.M.
Net income	$5,855	5%	$2,879	3%	$2,976	103%

N.M. (not meaningful)

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

The following table summarizes our revenues by product for the years ended December 31, 2017 and December 31, 2016, both in dollars and percentage of total revenues:

	Year Ended December 31,		Change
(In thousands)	2017	2016	$	%
Revenues
Flexitouch system	$100,344	$73,413	$26,931	37%
Entre/Actitouch systems	8,939	11,129	(2,190)	(20)%
Total	$109,283	$84,542	$24,741	29%

Percentage of total revenues
Flexitouch system	92%	87%
Entre/Actitouch systems	8%	13%
Total	100%	100%

Cost of Goods Sold and Gross Margin

Cost of goods sold increased $6.1 million, or 26%, to $29.0 million during the year ended December 31, 2017, compared to $22.9 million during the year ended December 31, 2016. The increase in cost of goods sold was primarily attributable to an increase in the number of systems sold and additional manufacturing headcount to support increased volumes. Gross margin for each of the years ended December 31, 2017 and 2016, was 73%.

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

Other Income (Expense), Net

Other income, net was $0.3 million for the year ended December 31, 2017, compared to $38,000 for the year ended December 31, 2016. The increase in other income was due to investment income earned on the capital derived from our initial public offering proceeds.

Income Tax (Benefit) Expense

We recorded an income tax benefit of $1.7 million and income tax expense of $1.4 million for the years ended December 31, 2017 and 2016, respectively. The tax benefit in 2017 was primarily due to a significant increase in tax benefits related to tax-deductible share-based compensation activity compared with the previous year. This activity included vesting of restricted stock awards and restricted stock units, excess tax benefits associated with exercises of non-qualified stock options, and disqualifying dispositions of incentive stock options and ESPP shares. It was partially offset by approximately $1.2 million of incremental tax expense associated with revaluation of our deferred tax assets and liabilities, resulting from the enactment of the Tax Cuts and Jobs Act in December 2017. The net income tax benefit resulted in a significant increase in our earnings per share for the year ended December 31, 2017.

Seasonality

Our business is affected by seasonality. In the first quarter of each year, when most patients have started a new insurance year and have not yet met their annual out-of-pocket payment obligations, we experience substantially reduced demand for our products. We typically experience higher sales in the third and fourth quarters as a result of patients having paid their annual insurance deductibles in full, thereby reducing their out-of-pocket costs for our products, and because patients often spend the remaining balances in their healthcare flexible spending accounts at that time. This seasonality applies only to purchases of our products by patients covered by commercial insurance and is not relevant to Medicare, Medicaid or the Veterans Administration, as those payers either do not have plans that have declining deductibles over the course of the plan year or do not have plans that include patient deductibles for purchases of our products.

Liquidity and Capital Resources

Overview

As of December 31, 2018, we had cash and cash equivalents of $20.1 million and marketable securities of $25.8 million, compared with cash and cash equivalents of $24.0 million and marketable securities of $19.9 million as of December 31, 2017. Our primary sources of capital to date have been from operating income and private placements of our capital stock, as well as proceeds from our initial public offering, which closed on August 2, 2016.

Cash Flows

The following table summarizes our cash flows for the periods indicated:

	Year Ended December 31,
(In thousands)	2018	2017	2016
Net cash provided by (used in):
Operating activities	$9,007	$4,192	$7,033
Investing activities	(14,726)	(14,016)	(11,844)
Financing activities	1,850	3,091	28,452
Net (decrease) increase in cash and cash equivalents	$(3,869)	$(6,733)	$23,641

Net Cash Provided by Operating Activities

Net cash provided by operating activities during the year ended December 31, 2018, was $9.0 million, resulting from net income of $6.6 million and non-cash net income adjustments of $7.7 million, which were partially offset by an increase in net operating assets of $5.9 million. The non-cash net income adjustments primarily consisted of $8.0 million of stock-based compensation expense, $3.6 million of depreciation and amortization and a $2.5 million non-cash impairment charge to fully write off the inventory and intangible assets related to our Actitouch product, partially offset by an increase of $6.2 million in deferred tax assets driven by the current period tax benefit associated with tax-deductible stock-based compensation activity. The uses of cash related to changes in operating assets primarily consisted of an increase in accounts receivable. The changes in operating liabilities primarily consisted of increases in accounts payable and other liabilities. These changes generally were driven by our increased business volume year-over-year, which resulted in increases to customer accounts receivable and other expenditures, including compensation and personnel-related costs.

Net cash provided by operating activities during the year ended December 31, 2017, was $4.2 million, resulting from net income of $5.9 million, net non-cash expense add-backs of $6.5 million, and a net increase in operating liabilities of $2.7 million, partially offset by a net increase in operating assets of $10.9 million. The non-cash expense add-back items consisted primarily of $4.2 million of stock-based compensation, $1.8 million of depreciation and amortization, and a $0.3 million increase in our allowance for doubtful accounts. The uses of cash related to changes in operating assets primarily consisted of increases in accounts receivable, inventories and income taxes. The changes in operating liabilities primarily consisted of increases in accounts payable and accrued expenses and other liabilities. These changes generally were driven by our increased business volume year-over-year, which resulted in increases to customer accounts receivable and required increases to our levels of inventory and other expenditures, including compensation and personnel-related costs.

Net cash provided by operating activities during the year ended December 31, 2016, was $7.0 million, resulting from net income of $2.9 million, net non-cash expense add-backs of $2.6 million and a net increase in operating liabilities of $4.6 million, partially offset by a net increase in operating assets $3.1 million. The net non-cash expense add-back items consisted of $1.9 million of stock-based compensation, $0.8 million of depreciation and amortization, and a $0.6 million increase in our allowance for doubtful accounts, partially offset by an increase in net deferred income tax assets of $0.6 million. The changes in operating assets primarily consisted of increases in accounts receivable, inventories, income taxes receivable, and prepaid expenses and other assets. The changes in operating liabilities primarily consisted of increases in accounts payable and accrued expenses and other liabilities, partially offset by decreases in future product royalties. These changes generally were driven by our increased business volume year-over-year, which resulted in increases to customer accounts receivable and required increases to our levels of inventory and other expenditures, including compensation and personnel-related costs.

Net Cash Used in Investing Activities

Net cash used in investing activities during the year ended December 31, 2018, was $14.7 million, consisting primarily of $5.4 million related to the acquisition of patents and other intangible assets, $4.7 million in net purchases of securities available-for-sale, $2.1 million in purchases of rental and demonstration equipment, $2.0 million in purchases of product tooling and computer and manufacturing equipment, leasehold improvements and furniture and fixtures and $0.5 million of other investments.

Net cash used in investing activities during the year ended December 31, 2017, was $14.0 million, consisting primarily of net purchases of marketable securities of $10.1 million, $3.7 million in purchases of product tooling and computer and manufacturing equipment, $0.1 million of patent costs, and $0.1 million of other investments.

Net cash used in investing activities during the year ended December 31, 2016, was $11.8 million, consisting primarily of net purchases of marketable securities of $11.0 million, $0.8 million in purchases of product tooling and computer and manufacturing equipment, and $0.1 million in patent costs.

Net Cash Provided by Financing Activities

Net cash provided by financing activities during the year ended December 31, 2018, was $1.9 million, consisting of proceeds from the issuance of common stock under the ESPP of $2.7 million and proceeds from exercises of common stock options of $1.5 million, partially offset by $2.4 million in taxes paid for the net share settlement of restricted stock units.

Net cash provided by financing activities during the year ended December 31, 2017, was $3.1 million, which was primarily due to $3.1 million of proceeds from the issuance of common stock under the ESPP and $0.8 million of proceeds from exercises of common stock options and warrants, partially offset by $0.5 million in purchases of treasury stock to cover withholding taxes upon the lapse of restrictions on restricted stock awards and $0.4 million in taxes paid for the net share settlement of restricted stock units that vested during the year.

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

Credit Agreement

On August 3, 2018, we entered into a credit agreement with Wells Fargo Bank, National Association, which was amended by a First Amendment dated February 12, 2019, or the “Credit Agreement”, which expires on August 3, 2021. The Credit Agreement provides for a $10,000,000 revolving credit facility, with the ability to increase the amount of the revolving loans available and/or add one or more term loan facilities not to exceed an incremental $25,000,000, subject to satisfaction of certain conditions. As of December 31, 2018, and the date on which we filed this report, we did not have any outstanding borrowings under the Credit Agreement.

Our obligations under the Credit Agreement are secured by a security interest in substantially all of our and our subsidiaries’ assets and are also guaranteed by our subsidiaries. The Credit Agreement contains a number of restrictions and covenants, including that we maintain compliance with a maximum leverage ratio and a minimum liquidity covenant. As of December 31, 2018, we were in compliance with all financial covenants under the Credit Agreement. For additional information on the Credit Agreement, see Note 12 – “Credit Agreement” to the consolidated financial statements in this report.

Adequacy of Capital Resources

Our future capital requirements may vary significantly from those now planned and will depend on many factors, including:

•	sales and marketing resources needed to further penetrate our market;
•	expansion of our operations domestically and/or internationally;
•	response of competitors to our solutions and applications;
•	costs associated with clinical research activities;
•	costs to develop and implement new products; and
•	use of capital for acquisitions or licenses, if any.

Historically, we have experienced increases in our expenditures consistent with the growth in our revenues, operations and personnel, and we anticipate that our expenditures will continue to increase as we expand our business.

We believe our cash, cash equivalents, marketable securities and cash flows from operations, together with the Credit Agreement, will be sufficient to meet our working capital and capital expenditure requirements for at least the next twelve months.

Inflation and changing prices did not have a material effect on our business during the year ended December 31, 2018, and we do not expect that inflation or changing prices will materially affect our business for at least the next twelve months.

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

Contractual and Commercial Commitments Summary

Our contractual obligations and commercial commitments as of December 31, 2018 are summarized below:

	Payments Due By Period
		Less Than			More Than
(In thousands)	Total	1 Year	1-3 Years	3-5 Years	5 Years
Purchase commitments (1)	$14,894	$14,894	$—	$—	$—
Operating lease obligations (2)	25,082	1,664	5,145	4,695	13,578
Future product royalties (3)	5	5	—	—	—
Total	$39,981	$16,563	$5,145	$4,695	$13,578

(1)	We issued purchase orders in 2018 totaling $14.9 million for goods that we expect to receive in 2019.
(2)

We currently lease approximately 52,000 square feet of office space for our corporate headquarters in Minneapolis, Minnesota, under a lease that expires in July 2021 and 44,000 square feet of office, assembly and warehouse space at another leased facility in Minneapolis, Minnesota, under a lease that expires in February 2024. We entered into a lease in October 2018 for approximately 110,000 square feet of office space for our future corporate headquarters in Minneapolis, Minnesota, which will commence upon our move in the fourth quarter in 2019. That lease expires in February 2030. We entered into a fleet vehicle program for certain members of our field sales organization in 2016.

(3)

We are required to make quarterly royalty payments to a third-party for our Actitouch system revenue through August 2023. Beginning in September 2017, the payments are equal to 6% of our quarterly revenues attributable to our Actitouch system. In any year that these revenues exceed $40.0 million, we are required to pay 7% on revenues over $40.0 million and 6% on revenues of $40.0 million and under. Because our revenues attributable to our Actitouch system, and therefore the amount of royalty payments we will be required to pay in the future, are unknown, this amount only reflects royalties due associated with a portion of our 2018 Actitouch revenues.

Recent Accounting Pronouncements

Refer to Note 3 - “Summary of Significant Accounting Policies,” of our consolidated financial statements contained in this report for a description of recently issued accounting pronouncements that are applicable to our business.

JOBS Act

Prior to December 31, 2018, we were an “emerging growth company” as defined by the JOBS Act. The JOBS Act provides that an emerging growth company can take advantage of the extended transition period for complying with new or revised accounting standards. This allows an emerging growth company to delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We elected to avail ourselves of this exemption prior to December 31, 2018, and as a result, our financial statements prior to that date may not have been comparable to the financial statements of issuers who are required to comply with the effective dates for new or revised accounting standards that are applicable to public companies.

Subject to certain conditions, as an emerging growth company we also were able to rely on certain of the exemptions and reduced reporting requirements of the JOBS Act, including without limitation, from providing an auditor's attestation report on our system of internal control over financial reporting pursuant to Section 404(b) of the Sarbanes-Oxley Act of 2002 and from complying with any requirement that may be adopted by the Public Company Accounting Oversight Board regarding mandatory audit firm rotation or a supplement to the auditor's report providing additional information about the audit and the financial statements, known as the auditor discussion and analysis. Because the market value of our common stock that was held by non-affiliates as of the last business day of our second fiscal quarter of 2018 exceeded $700 million, we were deemed a large accelerated filer and no longer qualify as an emerging growth company as of December 31, 2018. As a result, we no longer are able to take advantage of the extended transition period for the adoption of certain accounting standards or of the reduced disclosure and other benefits available to emerging growth companies, including our exemption from providing our auditor’s attestation on our system of internal control over financial reporting, which is included for the first time in this Annual Report on Form 10-K.

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

Credit Risk

As of December 31, 2018 and 2017, our cash, cash equivalents and marketable securities were maintained with three and two, respectively, financial institutions in the United States. We perform periodic evaluations of the relative credit standing of these financial institutions and believe they have sufficient assets and liquidity to conduct their operations in the ordinary course of business with little or no credit risk to us.  We have not experienced any losses on our cash or cash equivalents to date.

Our accounts receivable primarily relate to revenues from the sale of our products to patients in the United States. As of December 31, 2018 and 2017, our accounts receivable were $26.2 million and $20.3 million, respectively. We had accounts receivable from three insurers representing approximately 29%, 11% and 8% of accounts receivable as of December 31, 2018. We had accounts receivable from three insurers representing approximately 32%, 15% and 8% of accounts receivable as of December 31, 2017.

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

Item 8.  Financial Statements and Supplementary Data.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

Tactile Systems Technology, Inc.

Opinion on the financial statements

We have audited the accompanying consolidated balance sheets of Tactile Systems Technology, Inc. (a Delaware corporation) and its subsidiary (the “Company”) as of December 31, 2018 and 2017, the related consolidated statements of operations, comprehensive income, stockholders’ equity (deficit), and cash flows for each of the three years in the period ended December 31, 2018, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2018, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of December 31, 2018, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), and our report dated February 28, 2019 expressed an unqualified opinion.

Basis for opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Minneapolis, Minnesota

February 28, 2019

Tactile Systems Technology, Inc.

Consolidated Balance Sheets

	At December 31,
(In thousands, except share and per share data)	2018	2017
Assets
Current assets
Cash and cash equivalents	$20,099	$23,968
Marketable securities	25,786	19,944
Accounts receivable, net	24,332	17,623
Inventories	11,189	11,040
Income taxes receivable	1,793	2,119
Prepaid expenses and other current assets	1,762	2,178
Total current assets	84,961	76,872
Property and equipment, net	4,810	3,776
Other assets
Intangible assets, net	5,339	2,218
Medicare accounts receivable, long-term	1,884	2,718
Deferred income taxes	8,820	2,662
Other non-current assets	1,257	201
Total other assets	17,300	7,799
Total assets	$107,071	$88,447

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$5,110	$4,253
Accrued payroll and related taxes	7,421	6,706
Accrued expenses	2,780	2,598
Future product royalties	5	17
Income taxes	51	212
Other current liabilities	709	733
Total current liabilities	16,076	14,519
Long-term liabilities
Accrued warranty reserve, long-term	1,725	1,141
Total liabilities	17,801	15,660

Commitments and Contingencies (see Note 13)

Stockholders’ equity
Preferred stock, $0.001 par value, 50,000,000 shares authorized; none issued and outstanding as of December 31, 2018 and 2017	—	—
Common stock, $0.001 par value, 300,000,000 shares authorized; 18,631,127 shares issued and outstanding as of December 31, 2018; 17,872,465 shares issued and 17,846,379 shares outstanding as of December 31, 2017	19	18
Additional paid-in capital	79,554	70,224
Retained earnings	9,705	3,082
Accumulated other comprehensive loss	(8)	(44)
Less: treasury stock, at cost — none as of December 31, 2018 and 26,086 shares as of December 31, 2017	—	(493)
Total stockholders’ equity	89,270	72,787
Total liabilities and stockholders’ equity	$107,071	$88,447

The accompanying notes are an integral part of these consolidated financial statements.

Tactile Systems Technology, Inc.

Consolidated Statements of Operations

	Year Ended December 31,
(In thousands, except share and per share data)	2018	2017	2016
Revenues, net	$143,751	$109,283	$84,542
Cost of goods sold	41,493	29,015	22,940
Gross profit	102,258	80,268	61,602
Operating expenses
Sales and marketing	60,371	44,396	33,794
Research and development	5,289	5,060	4,476
Reimbursement, general and administrative	33,608	26,914	19,060
Total operating expenses	99,268	76,370	57,330
Income from operations	2,990	3,898	4,272
Other income	486	292	38
Income before income taxes	3,476	4,190	4,310
Income tax (benefit) expense	(3,147)	(1,665)	1,431
Net income	6,623	5,855	2,879
Convertible preferred stock dividends	—	—	1,247
Net income attributable to common stockholders	$6,623	$5,855	$1,632
Net income per common share
Basic	$0.36	$0.34	$0.18
Diluted	$0.34	$0.31	$0.15
Weighted-average common shares used to compute net income per common share
Basic	18,252,689	17,355,175	8,913,042
Diluted	19,347,632	18,877,863	10,758,684

The accompanying notes are an integral part of these consolidated financial statements.

Tactile Systems Technology, Inc.

Consolidated Statements of Comprehensive Income

	Year Ended December 31,
(In thousands)	2018	2017	2016
Net income	$6,623	$5,855	$2,879
Other comprehensive income (loss):
Unrealized gain (loss) on marketable securities	60	(53)	(17)
Income tax related to items of other comprehensive income (loss)	(24)	20	6
Total other comprehensive income (loss)	36	(33)	(11)
Comprehensive income	$6,659	$5,822	$2,868

The accompanying notes are an integral part of these consolidated financial statements.

Tactile Systems Technology, Inc.

Consolidated Statements of Stockholders’ Equity (Deficit)

								Retained	Accumulated
							Additional	Earnings	Other
	Series B Preferred Stock		Series A Preferred Stock		Common Stock		Paid-In	(Accumulated	Comprehensive	Treasury
(In thousands, except share data)	Shares	Amount	Shares	Amount	Shares	Par Value	Capital	Deficit)	Loss	Stock	Total
Balances, December 31, 2015	2,733,468	$12,599	3,061,488	$20,328	3,222,902	$3	$—	$(5,652)	$—	$—	$(5,649)
Stock-based compensation	—	—	—	—	—	—	2,082	—	—	—	2,082
Exercise of common stock options and warrants	—	—	—	—	255,217	1	235	—	—	—	236
Preferred stock dividends	—	436	—	811	—	—	(1,247)	—	—	—	(1,247)
Sale of common stock from initial public offering, net of offering expenses	—	—	—	—	4,120,000	4	35,378	—	—	—	35,382
Preferred stock dividends paid in cash	—	—	—	(8,207)	—	—	—	—	—	—	—
Common stock issued in lieu of series B preferred stock dividend	—	—	—	—	956,842	1	(1)	—	—	—	—
Conversion of series B preferred stock to common stock	(2,733,468)	(13,035)	—	—	2,733,468	3	13,032	—	—	—	13,035
Conversion of series A preferred stock to common stock	—	—	(3,061,488)	(12,932)	3,190,985	3	12,929	—	—	—	12,932
Common stock issued for series A & B preferred stock liquidation preference	—	—	—	—	2,354,323	2	(2)	—	—	—	—
Comprehensive income for the period	—	—	—	—	—	—	—	2,879	(11)	—	2,868
Balances, December 31, 2016	—	$—	—	$—	16,833,737	$17	$62,406	$(2,773)	$(11)	$—	$59,639
Stock-based compensation	—	—	—	—	—	—	4,235	—	—	—	4,235
Exercise of common stock options and warrants and vesting of restricted stock units	—	—	—	—	731,596	1	833	—	—	—	834
Taxes paid for net share settlement of restricted stock units	—	—	—	—	—	—	(387)	—	—	—	(387)
Common shares issued for employee stock purchase plan	—	—	—	—	307,132	—	3,137	—	—	—	3,137
Shares repurchased to cover taxes from restricted stock award vesting	—	—	—	—	(26,086)	—	—	—	—	(493)	(493)
Comprehensive income for the period	—	—	—	—	—	—	—	5,855	(33)	—	5,822
Balances, December 31, 2017	—	$—	—	$—	17,846,379	$18	$70,224	$3,082	$(44)	$(493)	$72,787
Stock-based compensation	—	—	—	—	—	—	7,974	—	—	—	7,974
Exercise of common stock options and vesting of restricted stock units	—	—	—	—	661,568	1	1,514	—	—	—	1,515
Taxes paid for net share settlement of restricted stock units	—	—	—	—	—	—	(2,379)	—	—	—	(2,379)
Treasury stock issued for option exercises	—	—	—	—	26,086	—	(493)	—	—	493	—
Common shares issued for employee stock purchase plan	—	—	—	—	97,092	—	2,714	—	—	—	2,714
Comprehensive income for the period	—	—	—	—	—	—	—	6,623	36	—	6,659
Balances, December 31, 2018	—	$—	—	$—	18,631,125	$19	$79,554	$9,705	$(8)	$—	$89,270

The accompanying notes are an integral part of these consolidated financial statements.

Tactile Systems Technology, Inc.

Consolidated Statements of Cash Flows

	Year Ended December 31,
(In thousands)	2018	2017	2016
Cash flows from operating activities
Net income	$6,623	$5,855	$2,879
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	3,635	1,849	799
Deferred income taxes	(6,182)	143	(611)
Stock-based compensation expense	7,974	4,235	1,889
Loss on disposal of equipment	3	—	—
Loss on sales of marketable securities	1	—	—
Impairment losses	2,534	—	—
Changes in assets and liabilities:
Accounts receivable	(6,709)	(3,391)	(522)
Inventories	(870)	(4,486)	(773)
Income taxes	165	(2,942)	(81)
Prepaid expenses and other assets	(1,140)	146	(407)
Medicare accounts receivable – long-term	834	105	(784)
Accounts payable	690	462	1,407
Accrued payroll and related taxes	715	14	3,337
Accrued expenses and other liabilities	746	2,252	824
Future product royalties	(12)	(50)	(924)
Net cash provided by operating activities	9,007	4,192	7,033
Cash flows from investing activities
Proceeds from sales of securities available-for-sale	2,000	1,000	—
Proceeds from maturities of securities available-for-sale	15,000	1,000	—
Purchases of securities available-for-sale	(21,680)	(12,051)	(11,011)
Purchases of property and equipment	(4,196)	(3,746)	(775)
Acquisition of intangible assets	(5,350)	(74)	(58)
Other investments	(500)	(145)	—
Net cash used in investing activities	(14,726)	(14,016)	(11,844)
Cash flows from financing activities
Taxes paid for net share settlement of restricted stock units	(2,379)	(387)	—
Proceeds from exercise of common stock options and warrants	1,515	834	236
Proceeds from the issuance of common stock from the employee stock purchase plan	2,714	3,137	—
Shares repurchased to cover taxes from restricted stock award vesting	—	(493)	—
Dividends paid on preferred stock	—	—	(8,207)
Proceeds from IPO	—	—	41,200
Fees paid for IPO	—	—	(4,777)
Net cash provided by financing activities	1,850	3,091	28,452
Net change in cash and cash equivalents	(3,869)	(6,733)	23,641
Cash and cash equivalents – beginning of period	23,968	30,701	7,060
Cash and cash equivalents – end of period	$20,099	$23,968	$30,701
Supplemental cash flow disclosure
Cash paid for interest	$9	$—	$—
Cash paid for taxes	$2,883	$923	$2,158
Capital expenditures incurred but not yet paid	$167	$15	$174

The accompanying notes are an integral part of these consolidated financial statements.

Tactile Systems Technology, Inc.

Notes to the Consolidated Financial Statements

Note 1.  Nature of Business and Operations

Tactile Systems Technology, Inc. (“we,” “us,” and “our”) is the sole manufacturer and distributor of the Flexitouch and Entre systems, medical devices that help control symptoms of lymphedema, a chronic and progressive medical condition, the Actitouch system, a medical device used to treat venous leg ulcers and chronic venous insufficiency, and the Airwear wrap, a medical device used for the management of venous insufficiency, venous hypertension, venous ulcerations and lymphedema. We provide our products for use in the home and sell them through vascular, wound and lymphedema clinics throughout the United States. We do business as “Tactile Medical.”

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

On August 2, 2016, we closed the initial public offering of our common stock, which resulted in the sale of 4,120,000 shares of our common stock at a public offering price of $10.00 per share. We received net proceeds from the initial public offering of approximately $35.4 million, after deducting underwriting discounts and approximately $2.9 million of transaction expenses. In connection with the closing of the initial public offering, all of our outstanding redeemable convertible preferred stock automatically converted to common stock on August 2, 2016. At August 2, 2016, we did not have any redeemable convertible preferred stock issued or outstanding.

Our business is affected by seasonality. In the first quarter of each year, when most patients have started a new insurance year and have not yet met their annual out-of-pocket payment obligations, we experience substantially reduced demand for our products. We typically experience higher sales in the third and fourth quarters as a result of patients having paid their annual insurance deductibles in full, thereby reducing their out-of-pocket costs for our products, and because patients often spend the remaining balances in their healthcare flexible spending accounts at that time. This seasonality applies only to purchases of our products by patients covered by commercial insurance and is not relevant to Medicare, Medicaid or the Veterans Administration, as those payers either do not have plans that have declining deductibles over the course of the plan year or do not have plans that include patient deductibles for purchases of our products.

Note 2.  Basis of Presentation

Our accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the rules and regulations of the SEC. We have reclassified certain prior year amounts to conform to the current year’s presentation.

The results for the year ended December 31, 2018, are not necessarily indicative of results to be expected for any future year.

Principles of Consolidation

Our accompanying consolidated financial statements include the accounts of Tactile Systems Technology, Inc. and its wholly owned subsidiary, Swelling Solutions, Inc. All intercompany balances and transactions have been eliminated in consolidation.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and to disclose contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Comprehensive Income

Comprehensive income reflects the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. Our comprehensive income represents net income adjusted for unrealized gains and losses on available-for-sale marketable securities.

JOBS Act Accounting Election

Prior to December 31, 2018, we were an emerging growth company under the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”), and as a result we were eligible to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies. We elected to take advantage of the extended transition period for adopting new or revised accounting standards that have different effective dates for public and private companies until such time as those standards apply to private companies. However, as of the last business day of our second fiscal quarter of 2018, the market value of our common stock that was held by non-affiliates exceeded $700 million, and as a result, we no longer qualify as an emerging growth company as of December 31, 2018. Therefore we no longer are able to take advantage of the extended transition period for adopting new or revised accounting standards.

Note 3.  Summary of Significant Accounting Policies

Cash and Cash Equivalents

Cash and cash equivalents consist of all cash on hand, deposits and funds invested in available-for-sale securities with original maturities of three months or less at the time of purchase. At December 31, 2018 and 2017, our cash was held primarily in checking and money market accounts.

Marketable Securities and Equity Investments

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

Debt securities not classified as held-to-maturity are classified as available-for-sale and are reported at fair value, with unrealized gains and losses included in the determination of comprehensive income, a component of stockholders' equity. We review our available-for-sale securities for impairment to determine if the impairment is temporary or other-than-temporary. A temporary impairment charge results in an unrealized loss being recorded in other comprehensive income. Other-than-temporary impairments are recorded in net income in the period the impairment is determined to be other-than-temporary.  Realized gains and losses on the sale of marketable securities are determined using the specific-identification method.

Equity investments (including equity securities) with readily determinable fair value are reported at fair value, with unrealized gains and losses included in the determination of net income.  For equity investments with no readily determinable fair value, we measure these investments at cost less impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for the identical or a similar investment of the same issuer.  Such observable price changes may include instances where the investee issues equity securities to new investors, thus creating a new indicator of fair value, as an example. As of December 31, 2018 and 2017, the total carrying value of our equity investments, with no readily determinable fair value, were $0.65 million and $0.15 million, respectively, and are included in other non-current assets on our consolidated balance sheets. On an annual basis, we perform a qualitative assessment considering impairment indicators to evaluate whether these investments are impaired and also monitor for any observable price changes.  During the years ended December 31, 2018 and 2017, we did not have any impairment loss on these investments.

Accounts Receivable, Net

The majority of our accounts receivable and revenues are from commercial insurance payers and government payers, such as Medicare, the Veterans Administration and Medicaid.

Accounts receivable are recorded based on management’s assessment of the expected consideration to be received, based on a detailed review of historical pricing adjustments and collections. Management relies on the results of the assessment, which includes payment history of the applicable payer as well as historical patient collections, as a primary source of information in estimating the collectability of our accounts receivable. We update our assessment on a quarterly basis, which to date has not resulted in any material adjustments to the valuation of our accounts receivable. We believe the assessment provides reasonable estimates of our accounts receivable valuation, and therefore we believe that substantially all accounts receivable are fully collectible. As such, effective December 31, 2018, management has reclassified certain related accounts which impacted the presentation of accounts receivable on the Consolidated Statements of Cash Flows.  We have reclassified prior year amounts to conform with the current year presentation.  As a result of this reclassification, the reserves for uncollectible schedule, previously disclosed in the Summary of Significant Accounting Policies, is no longer included in the Notes to the Consolidated Financial Statements.

A portion of our claims to Medicare are initially denied and enter the appeals process, where many are ultimately reviewed by an Administrative Law Judge. After final adjudication of all claims, approximately 90% of the claims submitted are approved (this is on a number of claims, not a dollars claimed, basis across all our products). The appeals process can be lengthy, lasting more than a year in most cases. Accordingly, we classify a portion of our Medicare accounts receivable as non-current based on our experience with Medicare collections.

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

Major expenditures for property and equipment are capitalized. Maintenance, repairs and minor renewals are expensed as incurred. When assets are retired or otherwise disposed of, their costs and related accumulated depreciation are removed from the accounts and the resulting gains or losses are included in income. The value of equipment for patients who obtain our products through a multiple month rental arrangement is capitalized and depreciated over the term of the rental period, after which time title to this equipment passes to the patient. The value of demonstration equipment in the possession of our field sales representatives is capitalized and depreciated over the estimated useful life of the equipment.

Revenue Recognition

We derive revenue from the sales and rentals of our products, which consist of our proprietary line of Flexitouch, Entre and Actitouch systems.

We recognize revenue when control of the product has been transferred to our customer, in the amount of the expected consideration to be received for the product. In general, revenue from the sale of a product is recognized upon shipment, unless circumstances dictate that control has not yet passed to the customer.

We provide a warranty for our products against defects in material and workmanship for a period of one to five years on garments and one to two years on controllers. In accordance with applicable accounting guidance, we have determined these were assurance warranties and therefore not considered a performance obligation. In addition, we did not evaluate immaterial promised goods or services in the context of the contract. As a result, the sales of our products represent a single performance obligation that is satisfied at a point in time and is short-term in nature. In certain cases we receive payment from Medicare sales over a period of time that may exceed one year. Despite these extended payment terms, no significant financing component is deemed to exist as the terms are not for the benefit of the patient with whom we have the contract. Rather, the extended payment terms occur as a result of an initial claim denial, which subsequently enters the Medicare appeals process as noted below.

We distribute our products directly to patients who are referred to us by physicians, therapists or nurses. In most cases, there is a third-party payer, such as a commercial insurer, Medicare or the Veterans Administration involved with the transaction. Our contractual relationship resides with the patient when the third-party payer is either a commercial insurer or Medicare and with the Veterans Administration if the patient is covered under their services. Revenue is recognized from such sales upon transfer of control of the product to the customer at a transaction price determined by collection history. As a result, the transaction price is impacted by multiple factors, including the terms and conditions contracted by various third-party payers, and therefore payments from third-party payers typically are less than our standard charge and represent an implicit price concession, resulting in variable consideration. As most contracts are with each individual sale to a patient, we have elected the portfolio approach to determine the transaction price, and ultimately the expected consideration. The portfolios used to determine transaction price are at the payer level, with pricing for each payer assessed based on the underlying similar characteristics.

For any of our products sold to patients covered by private payers, such as commercial insurance companies, revenue is recognized upon shipment. A product is not shipped until we have received a prescription from a physician for our products and, as applicable, receipt of prior authorization from payers. At shipment, we invoice the payer for the total product price, and we recognize revenue in the amount of cash consideration anticipated to be received based on the transaction price. After the insurance payer has remitted payment, we separately invoice the patient for their portion of the payment obligation, such as copayments and deductibles. The transaction price is determined based on the payment history of the applicable payer drawn from actual write-off and collections experience from the payer over a rolling 12-month period, as well as historical patient collections.

For our products sold to Medicare patients, we recognize revenues from such sales upon shipment of our products, which can occur only after we have received a prescription from a physician and all applicable patient documentation is obtained. The transaction price for our Actitouch and Entre systems is determined based on the payment history using the same methodology as our private insurers. A portion of our claims for our Flexitouch system are initially denied, and enter the appeals process, which can be lengthy. We assess the variable consideration for each of these claims as a percentage of the total invoice price based on ultimate approval and collection history.

For our products sold to the Veterans Administration on behalf of the patient, our contract is with the Veterans Administration rather than the patient. We enter into individual sales contracts with the Veterans Administration on behalf of each patient. These contracts determine the amount of consideration, which is typically paid in full within 2-3 days of shipment, and therefore there is no implicit price concession. In addition, the contracts provide for the right of control to transfer to the Veterans Administration upon delivery of the product to the patient, at which time revenue is recognized.

We incur incremental costs that directly relate to the sales of our products; however, as the amortization period would be less than one year, we have elected the practical expedient to expense these costs as incurred.

We sell our products either directly to patients or the Veterans Administration on behalf of patients, who are referred to us by physicians, therapists or nurses. We bill private insurers and other payers, Medicare, and the Veterans Administration directly for purchase of our product on behalf of a patient and bill patients directly for their cost-sharing amounts, including any portion of an unsatisfied deductible and any copayments or co-insurance obligation.

A portion of our revenues are derived from patients who obtain our products under multiple-month rental arrangements. We bill these patients’ insurance payers monthly over the duration of the rental term. Title to these products passes to the patients at the end of the rental period. Patients may return the product before the end of the rental period, and as such, these arrangements are deemed to be month-to-month cancelable leases in accordance with Accounting Standards Codification, or ASC 840, “Leases,” through December 31, 2018. Accordingly, we recognize the related revenue for these rental arrangements monthly, on a pro rata basis, over the lesser of the duration of the rental period or the period during which the patient possesses the product.

Advertising

Advertising costs are charged to operations when incurred. Advertising expense was $0.1 million for each of the years ended December 31, 2018, 2017, and 2016.

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

As of December 31, 2018, indicators existed, including the calculation of an undiscounted cash flow in comparison to carrying amount, that indicated the patent-related intangible assets for our Actitouch system were impaired. The primary valuation technique used in estimating the fair value of patent intangible assets is a discounted cash flow approach. Specifically, we used a relief of royalty rate method which applies a royalty rate to estimated sales, with the resulting amounts then discounted using an appropriate market discount rate. The relief of royalty rate is the estimated royalty rate a market participant would pay to acquire the right to market/produce the product. If the resulting discounted cash flows are less than the book value of the intangible asset, impairment exists, and the asset value must be written down. Based on impairment testing performed in the fourth quarter of 2018, the Actitouch assets were deemed to be fully impaired. The impairment was due to an evaluation of projected future demand and sales volume in the context of results over the past three years, which resulted in the determination this product would be discontinued in the second half of 2019. As such, we wrote off $1.8 million of intangible assets book value, classified within the reimbursement, general and administrative line of the Consolidated Statements of Operations, as well as $0.7 million in inventory related assets, classified within the cost of goods sold line.

Stock-Based Compensation

The valuation of stock options involves the use of the Black-Scholes option-pricing model, which requires the input of highly subjective assumptions. The assumptions include the expected term of the option, the expected volatility of the price of our common stock, expected dividend yield and the risk-free interest rate. These estimates involve inherent uncertainties and the significant application of management’s judgment. If factors change and different assumptions are used, our stock-based compensation expense could be materially different in the future. We recognize compensation expense for these options on a straight-line basis over the requisite service period (see Note 14).

Income Taxes

Income taxes are accounted for under the liability method. Deferred income taxes are provided for temporary differences between the financial reporting and the tax bases of assets and liabilities. If we determine in the future that it is more likely than not that we will not realize all or a portion of the deferred tax assets, we will record a valuation allowance in the period the determination is made (see Note 16). Changes in tax rates are reflected in the tax provision as they occur.

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

Recent Accounting Pronouncements

Prior to December 31, 2018, we were an “emerging growth company” as defined by the JOBS Act. The JOBS Act provides that an emerging growth company can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act of 1933, as amended, (the “Securities Act”), for complying with new or revised accounting standards. In other words, an emerging growth company can selectively delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. In accordance with the JOBS Act, we elected to participate in the exemption and, as a result, our financial statements may not have been comparable to the financial statements of issuers that are required to comply with the effective dates for new or revised accounting standards that are applicable to public companies. As of the last business day of our second fiscal quarter of 2018, the market value of our common stock that was held by non-affiliates exceeded $700 million, and as a result, we no longer qualified as an emerging growth company as of December 31, 2018 and will no longer be able to take advantage of the extended transition period. Therefore, as of December 31, 2018, we are required to adopt new or revised accounting standards when they are applicable to public companies that are not emerging growth companies.

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, “Revenue from Contracts with Customers.” The new standard replaces Section 605, “Revenue Recognition,” and creates modifications to various other revenue accounting standards for specialized transactions and industries. The new standard is based on the principle that revenue is recognized to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The new standard also requires additional disclosures about the nature, amount, timing, and uncertainty of revenue, cash flows arising from customer contracts, and enhanced disclosures related to disaggregated revenue information. We adopted this standard for our annual reporting period ended on December 31, 2018, and for interim reporting periods thereafter, due to the determination of our change in filing status. The adoption of this standard using the modified retrospective approach did not have a material or significant impact on our consolidated financial statements, and as such, no adjustment was required to the opening balance of retained earnings as of January 1, 2018. (See above in this Note 3 - Summary of Significant Accounting Policies and Note 15 - Revenue for additional information and disclosures.)

In January 2016, the FASB issued ASU No. 2016-01, “Financial Instruments – Recognition and Measurement of Financial Assets and Financial Liabilities,” which requires entities to measure certain investments in equity securities at fair value and recognize any changes in fair value within the statement of operations.  Under the standard, equity investments that do not have readily determinable fair values are eligible for a measurement alternative that allows for these investments to be recorded at cost, less any impairment, plus or minus changes resulting from observable price changes in orderly transactions for the identical or a similar investment of the same issuer.  The ASU is effective for us as of December 31, 2018 and interim periods thereafter.  We have applied this ASU to our cost method investments as disclosed in Note 3. Summary of Significant Accounting Policies – Marketable Securities and Equity Investments.  The adoption had no impact to the consolidated financial statements as of December 31, 2018.

In February 2016, the FASB issued ASU No. 2016-02, “Leases” (Topic 842), which supersedes the existing guidance for lease accounting, “Leases” (Topic 840). ASU No. 2016-02 requires lessees to recognize a lease liability and a right-of-use asset for all leases that extend beyond one year. As a result of the change in our filing status, the amendments in this ASU will be effective for us for interim and annual periods beginning after December 15, 2018. The original guidance required application on a modified retrospective basis with the earliest period presented in the financial statements. In August 2018, the FASB issued ASU 2018-11, “Targeted Improvements” to ASC 842, which includes an option to not restate comparative periods in transition and instead to elect to use the effective date of ASC 842, “Leases”, as the date of initial application of transition. Based on the effective date, this guidance will apply and we will adopt this ASU beginning on January 1, 2019, and we plan to elect the transition option provided under ASU 2018-11. We engaged an accounting firm to assist us with the related assessment and have completed the qualitative analysis from both the lessee and lessor perspectives. As part of our process, we elected to utilize certain practical expedients that were provided for transition relief. Accordingly, we are not reassessing expired or existing contracts, lease classifications or related initial direct costs as part of our assessment process. Additionally, we elected the practical expedient to treat lease and non-lease components of fixed payments due to the lessor as one, and therefore no separate allocation is required on the initial implementation date of January 1, 2019, and thereafter. We anticipate the adoption of this standard will result in an increase in our Right of Use assets and lease liabilities in the range of $2.5 to $3.5 million recorded on our Consolidated Balance Sheets on January 1, 2019. We anticipate the most significant impact to our Consolidated Statements of Operations will be related to our rental income, which was recognized as month-to-month, cancelable leases in accordance with ASC 840 through December 31, 2018 and will be recognized as a sales-type lease under ASC 842 thereafter. Rental sales agreements that commenced prior to December 31, 2018, will continue to be recognized as month-to-month, cancelable leases until they are completed, as we were not required to reassess the classification.  Rental agreements commencing after January 1, 2019 will be recorded as sales-type leases with the associated revenue and cost of sales recognized on the lease commencement date, with a corresponding asset and liability recorded on the Consolidated Balance Sheet.

In June 2016, the FASB issued ASU No. 2016-13, “Financial Instruments — Credit Losses,” to require the measurement of expected credit losses for financial instruments held at the reporting date based on historical experience, current conditions and reasonable forecasts. The ASU will be effective for us for interim and annual periods beginning January 1, 2020. Therefore, we plan to further evaluate the anticipated impact of the adoption of this ASU on our consolidated financial statements in future periods.

In August 2016, the FASB issued ASU No. 2016-15, “Statement of Cash Flows (Topic 230) — Classification of Certain Cash Receipts and Cash Payments,” to provide clarity on how certain cash receipt and cash payment transactions are presented and classified within the statement of cash flows. The ASU is effective for us for annual periods beginning December 31, 2018, and interim periods thereafter. We evaluated the adoption of this ASU on our consolidated financial statements in the current year and noted no impact.

In January 2017, the FASB issued ASU No. 2017-01 “Business Combinations (Topic 805) — Clarifying the Definition of a Business,” to revise the definition of a business and provide new guidance to assist in the evaluation of transactions as either asset acquisitions (disposals) or business acquisitions (disposals). We elected to early-adopt this standard on January 1, 2018, for interim transactions that have not previously been included in issued financial statements, which is permitted under this standard. The adoption of this standard did not have a material impact on our consolidated financial statements.

In July 2018, the FASB issued ASU No. 2018-07 “Improvements to Non-employee Share-Based Payment Accounting,” which expands the scope of Topic 718 to include share-based payment transactions for acquiring goods and services from non-employees. The ASU will be effective for us beginning January 1, 2019, including interim periods within that fiscal year. We do not anticipate any material impact on our consolidated financial statements in future periods as a result of the adoption of this ASU.

Note 4.  Acquisitions

On May 22, 2018, we acquired certain assets and the intellectual property of Wright Therapy Products, Inc. (“WTP”) for total consideration of approximately $875,000 plus a potential earn-out to be amortized on a straight-line basis over the life of the related asset. The earn-out is based on certain revenue metrics over the seven-month period beginning June 30, 2018, and will be capitalized to intangible assets if and when it is probable the earn-out will be achieved.  As of December 31, 2018, the earn-out period had ended and the total amount accrued and capitalized as an intangible asset was $375,000.  The assets include the rights to a portfolio of thirty-one issued and pending patents that includes intellectual property related to WTP’s pneumatic compression therapy devices and five related trademarks, as well as certain customer accounts. Due to the nature of these patents and related trademarks, as well as our planned use, they have been classified as defensive intangible assets on the balance sheet. The acquisition was recorded as an asset acquisition, and an allocation of the purchase price, based on relative fair value, has been completed as reflected below:

	Gross	Weighted-Average
(In thousands)	Carrying Amount	Amortization Period
Defensive intangible assets	$788	7 years
Customer accounts	87	5 years
Total	$875

On October 15, 2018, we entered into a license agreement (the “License Agreement”) with Sun Scientific, Inc. (“Sun Scientific”), pursuant to which we licensed certain intellectual property of Sun Scientific, including related to its Aero-Wrap product, in the United States and Canada for use in all medical applications, including but not limited to swelling/edema and ulcers (including the lymphedema and chronic venous insufficiency conditions), but excluding the use of the intellectual property in the field of prophylaxis for deep vein thrombosis.

Pursuant to the License Agreement, we paid Sun Scientific an initiation fee of $4.0 million. We have also agreed to pay Sun Scientific a royalty in a range of high single digits to low double digits as a percentage of the net sales of the products containing the licensed intellectual property and a contingent payment if the net sales of the Airwear wrap exceed $80.0 million within the first seven years of the term of the License Agreement. We have concluded as of December 31, 2018 that it is not probable the contingent payment threshold will be achieved, and it will be subsequently reassessed at each quarter-end. The contingent payment may be made, at our option, in cash or shares of our common stock

The License Agreement will continue until the date of expiration of the last to expire or be invalidated of the licensed patents, subject to earlier termination under certain circumstances. The license rights to the patents are to be amortized on a straight-line basis over the life of the License Agreement. The License Agreement was recorded as an asset acquisition, and an allocation of the purchase price, based on relative fair value, has been completed as reflected below:

	Gross	Weighted-Average
(In thousands)	Carrying Amount	Amortization Period
Patents	$4,047	12 years

Note 5.  Marketable Securities

Our investments in marketable securities, all of which have original contractual maturities of six to twenty-four months, are classified as available-for-sale and consist of the following:

	At December 31, 2018
	Amortized	Unrealized		Fair
(In thousands)	Cost	Gains	Losses	Value
U.S. government and agency obligations	$19,332	$5	$17	$19,320
Corporate debt securities and certificates of deposit	6,464	7	5	6,466
Marketable securities	$25,796	$12	$22	$25,786

	At December 31, 2017
	Amortized	Unrealized		Fair
(In thousands)	Cost	Gains	Losses	Value
U.S. government and agency obligations	$11,997	$—	$56	$11,941
Corporate debt securities and certificates of deposit	8,017	—	14	8,003
Marketable securities	$20,014	$—	$70	$19,944

Net pre-tax unrealized losses for marketable securities of $22 thousand at December 31, 2018, were recorded as a component of accumulated other comprehensive loss in stockholders' equity. Marketable securities valued at $16.0 million were sold during the year ended December 31, 2018, at a loss of $1 thousand.

Unrealized losses and fair value of securities available-for-sale aggregated by investment category and the length of time the securities were in a continuous loss position were as follows:

	At December 31, 2018
	Less than 12 months		12 months or more		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(In thousands)	Value	Losses	Value	Losses	Value	Losses
U.S. government and agency obligations	$11,884	$11	$2,993	$6	$14,877	$17
Corporate debt securities and certificates of deposit	2,993	3	999	2	3,992	5
Marketable securities	$14,877	$14	$3,992	$8	$18,869	$22

	At December 31, 2017
	Less than 12 months		12 months or more		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(In thousands)	Value	Losses	Value	Losses	Value	Losses
U.S. government and agency obligations	$5,974	$25	$5,967	$31	$11,941	$56
Corporate debt securities and certificates of deposit	7,005	13	998	1	8,003	14
Marketable securities	$12,979	$38	$6,965	$32	$19,944	$70

Note 6.  Accounts Receivable, Net

Accounts receivable include amounts due from Medicare totaling $2.6 million and $3.5 million relating to Flexitouch system sales to patients as of December 31, 2018 and 2017, respectively, which are waiting for insurance approval. This estimated amount is the portion of the accounts receivable we expect to collect based on approval and collection history from Medicare.

We classified $1.9 million and $2.7 million of this receivable as of December 31, 2018 and 2017, respectively, as non-current as we do not expect these claims will be paid within the next twelve months due to the anticipated timing of the appeals process.

We had accounts receivable from two insurers representing approximately 29% and 11% of accounts receivable as of December 31, 2018. We had accounts receivable from two insurers representing approximately 32% and 15% of accounts receivable as of December 31, 2017. Revenues from these insurance companies accounted for 29% and 9% of our total revenues for the year ended December 31, 2018, and 31% and 8% for the year ended December 31, 2017.

Note 7.  Inventories

Inventories consisted of the following:

	At December 31,
(In thousands)	2018	2017
Finished goods	$5,318	$4,267
Component parts and work-in-process	5,871	6,773
Total inventories	$11,189	$11,040

Note 8.  Property and Equipment

Property and equipment consisted of the following:

	At December 31,
(In thousands)	2018	2017
Equipment	$4,442	$3,235
Tooling	2,574	1,932
Furniture and fixtures	459	427
Demonstration equipment	632	460
Leasehold improvements	1,001	938
Patient rental equipment	1,342	1,131
Subtotal	10,450	8,123
Less: accumulated depreciation	(5,640)	(4,347)
Property and equipment, net	$4,810	$3,776

Depreciation expense was $3.3 million, $1.5 million and $0.6 million for the years ended December 31, 2018, 2017 and 2016, respectively.

Note 9.  Intangible Assets

Our patents and other intangible assets, all of which are subject to amortization, are summarized as follows:

		At December 31,
	Weighted-	2018			2017
	Average	Gross			Gross
	Amortization	Carrying	Accumulated	Net	Carrying	Accumulated	Net
(In thousands)	Period	Amount	Amortization	Amount	Amount	Amortization	Amount
Patents	12 years	$4,253	$71	$4,182	$3,536	$1,318	$2,218
Defensive intangible assets	6 years	1,126	82	1,044	—	—	—
Customer accounts	4 years	125	12	113	—	—	—
Total		$5,504	$165	$5,339	$3,536	$1,318	$2,218

Amortization expense was $0.4 million for the year ended December 31, 2018, and $0.3 million for each of the years ended December 31, 2017 and 2016. Future amortization expenses are expected as follows:

(In thousands)
2019	$558
2020	558
2021	558
2022	558
2023	491
Thereafter	2,616
Total	$5,339

The weighted-average remaining amortization period for these intangible assets was 7 years as of December 31, 2018.

Note 10.  Accrued Expenses

Accrued expenses consisted of the following:

	At December 31,
(In thousands)	2018	2017
Warranty	$841	$531
Travel and business	557	453
Acquisition earn-out	375	—
Legal and consulting	319	317
Deferred rent	155	173
Accrued taxes	115	1,070
Clinical studies	60	15
Other	358	39
Total	$2,780	$2,598

Note 11.  Warranty Reserves

The reserve for warranties was as follows:

	Year Ended December 31,
(In thousands)	2018	2017
Beginning balance	$1,672	$793
Warranty provision	1,720	1,487
Processed warranty claims	(826)	(608)
Ending balance	$2,566	$1,672

Accrued warranty reserve, current	$841	$531
Accrued warranty reserve, long-term	1,725	1,141
Total accrued warranty reserve	$2,566	$1,672

Note 12.  Credit Agreement

On August 3, 2018, we entered into a credit agreement with Wells Fargo Bank, National Association. On February 12, 2019, we entered into a first amendment to our credit agreement, which provided for an increase in our annual capital expenditure limitations. We refer to the credit agreement, as amended, as the “Credit Agreement.”

The Credit Agreement provides for a $10,000,000 revolving credit facility. The revolving credit facility expires on August 3, 2021. Subject to satisfaction of certain conditions, we may increase the amount of the revolving loans available under the Credit Agreement and/or add one or more term loan facilities in an amount not to exceed an incremental $25,000,000 in the aggregate, such that the total aggregate principal amount of loans available under the Credit Agreement (including under the revolving credit facility) does not exceed $35,000,000.

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

As of December 31, 2018, we did not have any outstanding borrowings under the Credit Agreement.

Our obligations under the Credit Agreement are secured by a security interest in substantially all of our and our subsidiaries’ assets and are also guaranteed by our subsidiaries.

The Credit Agreement limits our ability to make capital expenditures during a fiscal year in excess of the amounts set forth in the Credit Agreement, which are $5.0 million for 2018, $15.0 million for 2019, $15.0 million for 2020 and $9.0 million for 2021. The Credit Agreement requires that we (i) not permit, as of the last day of each fiscal quarter, our consolidated total leverage ratio to exceed 3.00 to 1.00 and (ii) maintain minimum cash and cash equivalents, measured on the last day of each fiscal quarter, of not less than $7,500,000 (subject to a temporary reduction to $5,000,000 for the two fiscal quarters immediately following a permitted acquisition). As of December 31, 2018, we were in compliance with all financial covenants under the Credit Agreement.

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

Note 13.  Commitments and Contingencies

Lease Obligations

In March 2008, we entered into a non-cancelable operating lease agreement for building space for our corporate headquarters that provides for monthly rent, real estate taxes and operating expenses that was subsequently extended to July 31, 2021. We are looking to sub-lease this space for the remainder of our lease obligation due to our new headquarters lease described below.

In July 2016, we entered into a non-cancelable operating lease agreement for building space to accommodate the relocation of our manufacturing, quality, and research and development functions. In December 2018, we entered into an amendment to obtain additional space within the existing building. The amended lease agreement extends through February 2024 and provides for monthly rent, real estate taxes and operating expenses.

In October 2018, we entered into a non-cancelable office lease agreement for our new corporate headquarters space that provides for monthly rent, real estate taxes and operating expenses. The initial lease term is through February 2030, with an option to renew for two periods of five years each.

Rent expense was $1.5 million, $1.1 million and $1.0 million for the years ended December 31, 2018, 2017 and 2016, respectively.

In July 2016, we entered into a fleet vehicle lease program for certain members of our field sales organization.

We also have operating lease agreements for certain computer and office equipment that expire in 2021. The leases provide an option to purchase the related equipment at fair market value at the end of the lease.

Future base minimum lease payments for all lease obligations are expected to be as follows for the years ending December 31:

		Computer/Office	Fleet Vehicle
(In thousands)	Buildings	Equipment	Program	Total
2019	$1,434	$51	$179	$1,664
2020	2,496	34	—	2,530
2021	2,612	3	—	2,615
2022	2,347	—	—	2,347
2023	2,348	—	—	2,348
Thereafter	13,578	—	—	13,578
Total	$24,815	$88	$179	$25,082

Major Vendors

We had purchases from two vendors that accounted for 46% of total purchases for the year ended December 31, 2018. We had purchases from three vendors that accounted for 40% of total purchases for the year ended December 31, 2017.

Purchase Commitment

We issued purchase orders in 2018 totaling $14.9 million for goods that we expect to receive between February and December of 2019.

Retirement Plan

We maintain a 401(k) retirement plan for our employees to which eligible employees can contribute a percentage of their pre-tax compensation. Discretionary contributions to the 401(k) plan totaled $0.2 million for each of the years ended December 31, 2018, 2017 and 2016.

Note 14.  Stockholders' Equity

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

Stock-Based Compensation

Our 2016 Equity Incentive Plan (the “2016 Plan”) authorizes us to grant stock options, stock appreciation rights, restricted stock, stock units and other stock-based awards to employees, non-employee directors and certain consultants and advisors. There were up to 4,800,000 shares of our common stock initially reserved for issuance pursuant to the 2016 Plan. The 2016 Plan provides that the number of shares reserved and available for issuance under the 2016 Plan will automatically increase annually on January 1 of each calendar year, commencing in 2017 and ending on and including January 1, 2026, by an amount equal to the lesser of: (a) 5% of the number of common shares of stock outstanding as of December 31 of the immediately preceding calendar year, or (b) 2,500,000 shares; provided, however, that our Board of Directors may determine that any annual increase be a lesser number. In addition, all awards granted under our 2007 Omnibus Stock Plan and our 2003 Stock Option Plan that were outstanding when the 2016 Plan became effective and that are forfeited, expire, are cancelled, are settled for cash or otherwise not issued, will become available for issuance under the 2016 Plan. Pursuant to the automatic increase feature of the 2016 Plan, 892,318 and 841,686 shares were added as available for issuance thereunder on January 1, 2018 and 2017, respectively. Our Board of Directors exercised its prerogative to forego the automatic increase on January 1, 2019. As of December 31, 2018, 5,161,690 shares were available for future grant pursuant to the 2016 Plan.

Upon adoption and approval of the 2016 Plan, all of our previous equity incentive compensation plans were terminated. However, existing awards under those plans continue to vest in accordance with the original vesting schedules and will expire at the end of their original terms.

We recorded stock-based compensation expense of $8.0 million, $4.2 million and $1.9 million for the years ended December 31, 2018, 2017 and 2016, respectively. This expense was allocated as follows:

	Year Ended December 31,
(In thousands)	2018	2017	2016
Cost of goods sold	$160	$117	$112
Sales and marketing expenses	3,254	1,521	514
Research and development expenses	242	140	36
Reimbursement, general and administrative expenses	4,318	2,457	1,227
Total stock-based compensation expense	$7,974	$4,235	$1,889

Total stock-based compensation expense includes a modification of share-based awards held by a former executive resulting in a charge of $1.0 million for the year ended December 31, 2018. At December 31, 2018, there was approximately $0.1 million of estimated total unrecognized pre-tax compensation expense related to this modification that is expected to be recognized on a straight-line basis over 0.2 years.

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

Stock-based compensation expense included in our Consolidated Statements of Operations for stock options was $2.1 million, $1.0 million and $1.5 million for the years ended December 31, 2018, 2017 and 2016, respectively. The total grant date fair value of options vested during the year was $1.5 million, $0.8 million and $0.2 million for the years ended December 31, 2018, 2017 and 2016, respectively.

At December 31, 2018, there was approximately $5.9 million of total unrecognized pre-tax stock option expense under our equity compensation plans, which is expected to be recognized on a straight-line basis over a weighted-average period of 2.4 years.

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

The following table sets forth the estimated fair values of our stock options granted in each of the years indicated, and the assumptions on which the fair values were determined:

	2018	2017	2016
Expected term	4 - 6 years	4 - 6 years	4 - 6 years
Expected volatility	42.7 - 43.4%	43.5 - 45.9%	43%
Risk-free interest rate	2.6 - 3.1%	1.7 - 2.3%	1%
Expected dividend yield	0%	0%	0%
Fair value on the date of grant	$12.46 - $29.07	$7.82 - $16.23	$3.48 - $7.16

Stock option activity for the three years ended December 31, 2018, is summarized as follows:

		Weighted-	Weighted-
		Average	Average	Aggregate
	Options	Exercise Price	Remaining	Intrinsic
(In thousands except options and per share data)	Outstanding	Per Share (1)	Contractual Life	Value (2)
Balance at December 31, 2015	1,840,448	$1.18	5.8 years	$18,573
Granted	305,236	$10.60
Exercised	(253,138)	$0.93		$2,447
Forfeited	(36,247)	$5.34
Balance at December 31, 2016	1,856,299	$2.69	5.5 years	$25,467
Granted	345,995	$25.26
Exercised	(657,916)	$1.23		$15,927
Forfeited	(56,658)	$7.22
Balance at December 31, 2017	1,487,720	$8.41	6.2 years	$29,611
Granted	203,614	$47.25
Exercised	(553,375)	$2.74		$25,393
Forfeited	(61,424)	$21.27
Balance at December 31, 2018	1,076,535	$17.94	6.5 years	$31,172

Options exercisable at December 31, 2018	622,675	$6.75	5.2 years	$24,161

(1)	The exercise price of each option granted during the periods shown was equal to the market price of the underlying stock on the date of grant.
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

Options exercisable of 998,269 at December 31, 2017, and 1,359,302 at December 31, 2016 had weighted average exercise prices of $2.45 and $1.06, respectively.

The following summarizes additional information about our stock options:

	Year Ended
Number of:	2018	2017
Non-vested options beginning of the year	489,451	496,997
Non-vested options end of the year	453,860	489,451
Vested options	622,675	315,082

	Year Ended
Weighted-average grant date fair value of:	2018	2017
Non-vested options beginning of the year	$9.57	$2.99
Non-vested options end of the year	14.80	9.57
Vested options	2.84	2.45
Forfeited options	9.45	3.25

Time-Based Restricted Stock Units

We have granted time-based restricted stock units to certain participants under the 2016 Plan that are stock-settled with common shares. Time-based restricted stock units granted under the 2016 Plan vest over one to three years. Stock-based compensation expense included in our Consolidated Statements of Operations for time-based restricted stock units was $3.5 million, $2.5 million and $0.7 million for the years ended December 31, 2018, 2017 and 2016, respectively. As of December 31, 2018, there was approximately $4.8 million of total unrecognized pre-tax compensation expense related to outstanding time-based restricted stock units that is expected to be recognized over a weighted-average period of 1.9 years.

Our time-based restricted stock unit activity for the year ended December 31, 2018 was as follows:

		Weighted-
		Average Grant	Aggregate
	Units	Date Fair Value	Intrinsic
(In thousands except unit and per unit data)	Outstanding	Per Unit	Value (1)
Balance at December 31, 2015	—	$—	$—
Granted	327,454	$10.45
Vested	(1,726)	$17.29
Cancelled	(865)	$17.35
Balance at December 31, 2016	324,863	$10.39	$1,972
Granted	240,070	$22.28
Vested	(87,539)	$11.81
Cancelled	(35,887)	$15.17
Balance at December 31, 2017	441,507	$16.38	$12,795
Granted	103,417	$38.13
Vested	(199,733)	$15.53
Cancelled	(35,559)	$20.74
Balance at December 31, 2018	309,632	$23.69	$14,104

Deferred and unissued at December 31, 2018(2)	3,865	$32.88	$176

(1)	The aggregate intrinsic value of time-based restricted stock units outstanding was based on our closing stock price on the last trading day of the period.
(2)

For the year ended December 31, 2018, there were 1,652 restricted stock units granted to non-employee directors in lieu of their quarterly cash retainer payments. These restricted stock units were fully vested upon grant and represent the right to receive one share of common stock, per unit, upon the earlier of the director’s termination of service as a director of ours or the occurrence of a change of control of us. These restricted stock units are included in the “Granted” line in the table above and are also included in the “Vested” line in the table above due to their being fully vested upon grant. As of December 31, 2018, there were 3,865 outstanding  restricted stock units that had been previously granted to non-employee directors in lieu of their quarterly director retainer payments. These restricted stock units are not included in the “Balance at December 31, 2018” line in the table above because they are fully vested.

Performance-Based Restricted Stock Units

We have granted performance-based restricted stock units (“PSUs”) to certain participants under the 2016 Plan. These PSUs have both performance-based and time-based vesting features. The PSUs will be earned if and to the extent performance goals based on revenue and adjusted EBITDA are achieved in 2019. The number of PSUs earned will depend on the level at which the performance targets are achieved, and can range from 50% of target if threshold performance is achieved and up to 150% of target if maximum performance is achieved. One-third of the earned PSUs will vest on the date the Compensation and Organization Committee certifies the number of PSUs earned, and the remaining two thirds of the earned PSUs will vest on the first anniversary of that certification date. All earned and vested PSUs will be settled in shares of common stock. Stock-based compensation expense included in our Consolidated Statements of Operations for PSUs was $0.7 million for the year ended December 31, 2018. As of December 31, 2018, there was approximately $1.5 million of total unrecognized pre-tax compensation expense related to outstanding PSUs that is expected to be recognized over a weighted average period of 2.4 years.

Our performance-based restricted stock unit activity for the year ended December 31, 2018 was as follows:

	Performance-	Weighted-
	Based	Average Grant	Aggregate
	Units	Date Fair Value	Intrinsic
(In thousands except unit and per unit data)	Outstanding	Per Unit	Value (1)
Balance at December 31, 2017	—	$—	$—
Granted	70,680	$33.53
Vested	—	$—
Cancelled	(5,253)	$32.36
Balance at December 31, 2018	65,427	$33.62	$2,980

(1)	The aggregate intrinsic value of performance-based restricted stock units outstanding was based on our closing stock price on the last trading day of the period

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

A total of 1.6 million shares of common stock were initially reserved for issuance under the plan, and this share reserve will automatically be supplemented each January 1, commencing in 2017 and ending on and including January 1, 2026, by an amount equal to the least of (1) 1% of the shares of our common stock outstanding on the immediately preceding December 31, (2) 500,000 shares or (3) such lesser amount as our Board of Directors may determine. Pursuant to the automatic increase feature of the plan, 178,463 shares were added to the ESPP on January 1, 2018. Our Board of Directors exercised its prerogative to forego the automatic increase on January 1, 2019. On May 15, 2017, 259,981 shares were purchased, utilizing $2.2 million of employee contributions in the initial purchase period. On November 15, 2017, 47,151 shares were purchased, utilizing $0.9 million of employee contributions in the May 16, 2017 to November 15, 2017 purchase period. On May 15, 2018, 63,578 shares were purchased under the ESPP, utilizing $1.4 million of employee contributions in the November 16, 2017 to May 15, 2018 purchase period. On November 15, 2018, 33,514 shares were purchased, utilizing $1.3 million of employee contributions in the May 16, 2018 to November 15, 2018 purchase period. As of December 31, 2018, 1,542,576 shares were available for future issuance under the ESPP. We recognized $0.7 million, $0.7 million and $0.4 million in stock-based compensation expense related to the ESPP for the years ended December 31, 2018, 2017 and 2016, respectively.

Note 15.  Revenue

We derive our revenues from the sale and rental of our Flexitouch, Entre and Actitouch systems to our customers in the United States.  While our primary source of revenue is from the sale of our products, our rental revenue represents $13.6 million, $10.1 million, and $7.9 million for the years ended December 31, 2018, 2017 and 2016, respectively, and is primarily derived from rentals of the Flexitouch system. The following table presents our revenue, inclusive of sales and rental revenue, disaggregated by product:

	Year Ended December 31,
(In thousands)	2018	2017	2016
Revenues
Flexitouch system	$131,935	$100,344	$73,413
Entre/Actitouch systems	11,816	8,939	11,129
Total	$143,751	$109,283	$84,542

Year Ended December 31,
	2018	2017	2016
Percentage of total revenues
Flexitouch system	92%	92%	87%
Entre/Actitouch systems	8%	8%	13%
Total	100%	100%	100%

Rental revenue for the years ended December 31, 2018 and 2017 was primarily related to private insurers.  For the year ended December 31, 2016, rental revenue was primarily related to private insurers and the Veterans Administration.  Our revenues from third-party payers, inclusive of sales and rental revenue, for the years ended December 31, 2018, 2017 and 2016 are summarized in the following table:

	Year Ended December 31,
(In thousands)	2018	2017	2016
Veterans Administration	$28,043	$19,727	$12,259
Medicare	13,536	8,641	10,063
Private insurers and other payers	102,172	80,915	62,220
Total	$143,751	$109,283	$84,542

Note 16.  Income Taxes

The provision (benefit) for income tax expense consisted of the following:

	Year Ended December 31,
(In thousands)	2018	2017	2016
Current income taxes, Federal	$2,416	$(2,283)	$1,809
Current income taxes, State	778	460	233
	3,194	(1,823)	2,042

Deferred income taxes, Federal	(4,804)	315	(435)
Deferred income taxes, State	(1,537)	(157)	(176)
	(6,341)	158	(611)

Total (benefit) provision for income taxes	$(3,147)	$(1,665)	$1,431

The components of our deferred tax assets and liabilities were as follows:

	At December 31,
(In thousands)	2018	2017
Deferred tax assets:
Net operating loss carryforwards	$4,038	$197
Accounts receivable and inventory reserves	1,729	846
Stock-based compensation	1,629	739
Accrued liabilities	946	71
Warranty reserves	634	410
Fixed assets	29	—
Intangible assets	—	515
Other	66	194
Total deferred tax assets	$9,071	$2,972

Deferred tax liabilities:
Depreciation	(196)	(310)
Intangible assets	(55)	—
Total deferred tax liabilities	$(251)	$(310)

Net deferred tax assets	$8,820	$2,662

A reconciliation of income tax expense to the statutory federal tax rate is as follows:

	Year Ended December 31,
	2018	2017	2016
Tax expense at statutory rate	21.0%	34.0%	34.0%
State income taxes, net of federal benefit	11.9	(4.4)	3.3
Executive compensation	11.8	—	—
Meals and entertainment	7.6	6.3	5.4
Incentive stock options	1.9	(89.1)	2.7
Employee Stock Purchase Plan	4.5	(4.6)	3.0
Transaction costs	—	3.8	—
Return to provision	3.6	1.4	—
IRS Exam	23.3	—	—
Deferred reprice - state	(0.3)	1.9	(0.3)
Deferred true-up	—	0.5	(7.9)
Deferred reprice - federal	—	28.0	—
Unrecognized tax benefits	(4.6)	5.1	—
Excess benefit on non-qualified stock options and RSUs	(177.6)	(22.8)	(8.0)
Interest and penalties	6.3	—	—
Other	0.1	0.2	1.0
Net effective rate	(90.5)%	(39.7)%	33.2%

A reconciliation of unrecognized tax benefits is as follows:

	December 31,
(In thousands)	2018	2017	2016
Balance beginning of the year	$212	$—	$—
Gross increases — tax positions in prior year	3,477	212	—
Settlement	(3,638)	—	—
Balance end of the year	$51	$212	$—

As of December 31, 2018, we had $14.8 million of U.S. federal net operating loss (“NOL”) carry-forwards and approximately $0.9 million of state NOLs. The state NOL carry-forward amounts expire beginning in tax years 2024 if not utilized.

We are subject to income tax examinations in the U.S. federal jurisdiction as well as in various state jurisdictions. U.S. federal and state tax years prior to 2014 are closed to examination as of December 31, 2018. We are not currently under examination by any taxing authority. In the event of any future tax assessments, we have elected to record the income taxes and any related interest and penalties as income tax expense on our statement of operations.

We recognize the financial statement benefit of a tax position only after determining that the relevant tax authority would more likely than not sustain the position following an audit. For tax positions meeting the more likely than not threshold, the amount recognized in our consolidated financial statements is the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement with the relevant tax authority. The Internal Revenue Service (“IRS”) commenced an examination of our 2016 U.S. income tax return in the first quarter of 2018. The examination was effectively settled in the fourth quarter of 2018. Management agreed to adjustments proposed by the IRS related to our bonus compensation accrual and Medicare accounts receivable reserves. We have recognized $0.2 million in interest and penalties related to the audit in income tax expense. The gross increases to our unrecognized tax benefits (“UTB”) for the tax, interest, and penalties associated with the proposed adjustments as well as the ultimate settlement with the IRS is reflected within our tabular reconciliation of unrecognized tax benefits above. As of December 31, 2018, we had a UTB with respect to state income taxes of approximately $0.1 million that, if recognized, would affect the effective tax rate. We recognize interest and penalties related to unrecognized tax benefits in tax expense.

On December 22, 2017, the U.S. government enacted comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act (the “Tax Act”). The Tax Act establishes new tax laws effective for tax years beginning after December 31, 2017, including, but not limited to, the reduction of the U.S. federal corporate income tax rate to 21%. The Securities and Exchange Commission staff issued Staff Accounting Bulletin No. 118 (“SAB 118”), which provides guidance on accounting for the tax effects of the Tax Act. SAB 118 provides for a measurement period that should not extend beyond one year from the Tax Act enactment date for companies to complete the accounting under ASC 740. In accordance with SAB 118, a company must reflect the income tax effects of those aspects of the Tax Act for which the accounting under ASC 740 is complete. Our accounting for the Tax Act is complete, including the remeasurement of our deferred tax assets and liabilities using the reduced corporate federal income tax rate of 21%. Deferred income taxes result from temporary differences between the reporting of amounts for financial statement purposes and income tax purposes. These differences relate primarily to different methods used for income tax purposes including depreciation and amortization, warranty and vacation accruals, and deductions related to allowances for doubtful accounts receivable and inventory reserves.

Note 17.  Net Income (Loss) Per Share Attributable to Common Stockholders

We adopted ASU 2016-09, “Improvements to Employee Share-Based Payment Accounting,” in the fourth quarter of 2016 on a retrospective basis, effective January 1, 2016. The following table sets forth the computation of our basic and diluted net income (loss) per share attributable to common stockholders and reflects the adoption of ASU 2016-09:

	Year Ended December 31,
(In thousands, except share and per share data)	2018	2017	2016
Net income	$6,623	$5,855	$1,632
Weighted-average shares outstanding	18,252,689	17,355,175	8,913,042
Effect of restricted stock units, common stock options, warrants, and employee stock purchase plan shares	1,094,943	1,522,688	1,845,642
Weighted-average shares used to compute diluted net income per share	19,347,632	18,877,863	10,758,684
Net income per share - Basic	$0.36	$0.34	$0.18
Net income per share - Diluted	$0.34	$0.31	$0.15

The following common stock equivalents were excluded from the computation of diluted net income (loss) per share for the periods presented because including them would have been anti-dilutive:

	Year Ended
	December 31,
	2018	2017	2016
Restricted stock units	16,283	1,184	—
Common stock options	111,565	63,066	1,840,447
Common stock warrants	—	—	5,800
Employee stock purchase plan	—	—	—
Total	127,848	64,250	7,641,204

Note 18.  Fair Value Measurements

We determine the fair value of our assets and liabilities based on the exchange price that would be received for an asset or paid to transfer a liability (exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Valuation techniques used to measure fair value maximize the use of observable inputs and minimize the use of unobservable inputs. We use a fair value hierarchy with three levels of inputs, of which the first two are considered observable and the last unobservable, to measure fair value. The fair value hierarchy gives the highest priority to quoted prices in active markets for identical assets or liabilities (Level 1). The next highest priority is based on quoted prices for similar assets or liabilities in active markets or quoted prices for identical or similar assets or liabilities in non-active markets or other observable inputs (Level 2). The lowest priority is given to unobservable inputs (Level 3). The following provides information regarding fair value measurements for our cash equivalents and marketable securities as of December 31, 2018, and December 31, 2017, according to the three-level fair value hierarchy:

	At December 31, 2018
	Quoted Prices
	in Active	Significant
	Markets for	Other	Significant
	Identical	Observable	Unobservable
	Assets	Inputs	Inputs
(In thousands)	(Level 1)	(Level 2)	(Level 3)	Total
Recurring Fair Value Measurements:
Money market mutual funds	$2,447	$—	$—	$2,447
U.S. government and agency obligations	16,326	2,994	—	19,320
Corporate debt securities	—	6,466	—	6,466
Total	$18,773	$9,460	$—	$28,233

	At December 31, 2017
	Quoted Prices
	in Active	Significant
	Markets for	Other	Significant
	Identical	Observable	Unobservable
	Assets	Inputs	Inputs
(In thousands)	(Level 1)	(Level 2)	(Level 3)	Total
Recurring Fair Value Measurements:
Money market mutual funds	$9,212	$—	$—	$9,212
U.S. government and agency obligations	1,000	10,941	—	11,941
Corporate debt securities	—	8,003	—	8,003
Total	$10,212	$18,944	$—	$29,156

During the year ended December 31, 2018, there were no transfers within the three-level hierarchy. A significant transfer is recognized when the inputs used to value a security have been changed, which merits a transfer between the disclosed levels of the valuation hierarchy.

The fair values for our currency, money market mutual funds, U.S. government and agency obligations and corporate debt securities are determined based on valuations provided by external investment managers who obtain them from a variety of industry standard data providers.

The carrying amounts of financial instruments such as cash equivalents, accounts receivable, other assets, accounts payable, accrued expenses and other liabilities approximate their related fair values due to the short-term maturities of these items. Non-financial assets, such as equipment and leasehold improvements, and intangible assets are subject to non-recurring fair value measurements if they are deemed impaired. As of December 31, 2018, we re-measured the value of our intangible assets related to the Actitouch product line to their fair value, which was deemed to be $0 using level 3 measurements. We had no re-measurements of non-financial assets to fair value in the years ended December 31, 2017.

Note 19.  Quarterly Financial Information (Unaudited)

The quarterly financial data presented below should be read in conjunction with the consolidated financial statements and related notes:

	Three Months Ended
	Mar. 31,	Jun. 30,	Sep. 30,	Dec. 31,
(In thousands, except per share data)	2018	2018	2018	2018
Revenues	$26,848	$34,133	$36,322	$46,448
Gross profit	19,539	24,523	26,181	32,015
(Loss) income from operations	(1,827)	1,311	1,370	2,136
Net (loss) income	(50)	2,572	1,746	2,355
Net income per share - Basic(1)	0.00	0.14	0.10	0.13
Net income per share - Diluted(1)	0.00	0.13	0.09	0.12

	Three Months Ended
	Mar. 31,	Jun. 30,	Sep. 30,	Dec. 31,
(In thousands, except per share data)	2017	2017	2017	2017
Revenues	$19,850	$26,264	$28,283	$34,886
Gross profit	14,226	19,230	20,755	26,057
(Loss) income from operations	(2,932)	730	1,258	4,927
Net (loss) income	(1,504)	3,787	1,342	2,230
Net (loss) income per share - Basic(1)	(0.09)	0.22	0.08	0.13
Net (loss) income per share - Diluted(1)	(0.09)	0.20	0.07	0.12

(1)	The summation of quarterly per share amounts may not equal the calculation for the full year, as each quarterly calculation is performed discretely.

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2018. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of December 31, 2018, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There was no change in the Company’s internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, that occurred during the quarter ended December 31, 2018 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Management Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Internal control over financial reporting is a process designed by, or under the supervision of, a company’s principal executive and principal financial officers, or persons performing similar functions, and effected by the company’s board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles.  It includes those policies and procedures that:

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

Our management conducted an assessment of the effectiveness of our internal control over financial reporting based on the criteria set forth in “Internal Control-Integrated Framework (2013)” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management concluded that, as of December 31, 2018, our internal control over financial reporting was effective.

Our independent registered public accounting firm has audited the effectiveness of our internal control over financial reporting as of December 31, 2018, as stated in its report which appears below.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders

Tactile Systems Technology, Inc.

Opinion on internal control over financial reporting

We have audited the internal control over financial reporting of Tactile Systems Technology, Inc. (a Delaware corporation) and its subsidiary (the “Company”) as of December 31, 2018, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on criteria established in the 2013 Internal Control—Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated financial statements of the Company as of and for the year ended December 31, 2018, and our report dated February 28, 2019 expressed an unqualified opinion on those consolidated financial statements.

Basis for opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

Definition and limitations of internal control over financial reporting

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ Grant  Thornton LLP

Minneapolis, Minnesota

February 28, 2019

Item 9B. Other Information.

None.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance.

Directors

Peter H. Soderberg, age 72, has served as a member of our board of directors since September 2012. Mr. Soderberg currently is the Managing Partner of Worthy Venture Resources, LLC, a company that seeks to add intellectual and financial capital to post start-up companies transitioning to an established national market presence. Beginning in 2006, Mr. Soderberg served as the President and Chief Executive Officer of both Hillenbrand Industries and Hill-Rom. In 2008, Hillenbrand Industries separated its two subsidiaries creating two, separately traded, public companies. Mr. Soderberg continued his role as President and Chief Executive Officer of the medical technology company, Hill-Rom Holdings, Inc. until 2010. Mr. Soderberg served on the board of Hillenbrand Industries/Hill-Rom from 2002 until his semi-retirement in 2011. Previously, he was President and Chief Executive Officer at Welch Allyn, a manufacturer of medical diagnostic equipment, for six years, and served as Group Vice President and Chief Operating Officer from 1993 to 1999. Prior to his role at Welch Allyn Mr. Soderberg served 23 years at Johnson & Johnson in a variety of operations, marketing and management positions, including President of Johnson & Johnson Health Management. His career also includes roles as President and Chief Executive Officer of an industrial technology company and the founder and President of a venture capital business. Mr. Soderberg currently serves on the board of directors of Integer Holdings Corp. (NYSE: ITGR, formerly Greatbatch, Inc.), a medical technology company. Mr. Soderberg previously served on the boards of Constellation Brands, Inc. and the Advanced Medical Technology Association.

William W. Burke, age 59, has served as a member of our board of directors since September 2015. Since November 2015, Mr. Burke has served as President of Austin Highlands Advisors, LLC, a provider of corporate advisory services. He served as Executive Vice President and Chief Financial Officer of IDEV Technologies, a peripheral vascular devices company, from November 2009 until the company was acquired by Abbott Laboratories in August 2013. From August 2004 to December 2007, he served as Executive Vice President and Chief Financial Officer of ReAble Therapeutics, a diversified orthopedic device company that was sold to The Blackstone Group in a going private transaction in 2006 and subsequently merged with DJO Incorporated in November 2007. Mr. Burke remained with ReAble until June 2008. From 2001 to 2004, he served as Chief Financial Officer of Cholestech Corporation, a medical diagnostic products company. Mr. Burke has served on the board of directors of numerous public and private companies and currently serves on the board of directors of Adtalem Global Education Inc. and Myocardial Solutions, Inc. He previously served on the board of directors of Invuity, Inc. (acquired by Stryker Corporation in October 2018), LDR Holding Corporation (acquired by Zimmer Biomet in July 2016) and Medical Action Industries (acquired by Owens & Minor in October 2014).

Raymond O. Huggenberger, age 60, has served as a member of our board of directors since September 2017. Mr. Huggenberger has served as a member of the board of directors of Inogen, Inc. since 2008. Mr. Huggenberger served as Inogen’s Chief Executive Officer from 2008 to February 2017 and also served as Inogen’s President from 2008 until January 2016. Prior to joining Inogen, Mr. Huggenberger held various management positions with Sunrise Medical Inc., a global manufacturer and distributor of durable medical equipment, culminating as its President and Chief Operating Officer. Mr. Huggenberger also serves on the board of directors of private companies Wellfount Corporation, a pharmacy services company, Sommetrics, a medical device company, Clarify Medical, medical device company, Ebb Therapeutics, a medical device company, and previously served on the board of directors of IYIA Technologies, Inc., a healthcare company.

Gerald R. Mattys, age 60, has served as our Chief Executive Officer and as a member of our board of directors since 2005. From 2002 to 2004, he served as the Chief Executive Officer of Medisyn Technologies, Inc., a development stage biotechnology company. From 2000 to 2002, he was the President and Chief Executive Officer of Timm Medical Technologies, Inc., a medical device company. During the period from 1998 to 2000, he was Vice President and General Manager of Alternate Care for Mallinckrodt, Inc., a pharmaceutical and medical device company. Prior to that, he served 18 years in various roles in product management, sales, marketing and management at several medical device companies.

Richard J. Nigon, age 71, has served as a member of our board of directors since September 2012. Mr. Nigon is currently Senior Vice President of Cedar Point Capital, Inc., a private company that raises capital for early stage companies, where he has served since 2007. From February 2001 until December 2006, Mr. Nigon was a Director of Equity Corporate Finance for Miller Johnson Steichen Kinnard, a privately held investment firm, which was acquired in December 2006 by Stifel Nicolaus, a brokerage and investment banking firm. After that acquisition, Mr. Nigon became a Managing Director of Private Placements until May 2007. From February 2000 to February 2001, Mr. Nigon served as the Chief Financial Officer of Dantis, Inc., a web hosting company. Prior to joining Dantis, Mr. Nigon was employed by Ernst & Young LLP from 1970 to 2000, where he was a partner from 1981 to 2000. While at Ernst & Young, Mr. Nigon served as the Director of Ernst & Young's Twin Cities Entrepreneurial Services Group and was the coordinating partner on several publicly traded companies in the consumer retailing and manufacturing sectors. Mr. Nigon is a director of Northern Technologies International Corporation and Celcuity, Inc., and was previously a director of Vascular Solutions, Inc. before its acquisition by Teleflex, Incorporated in February 2017. Mr. Nigon also serves as a director of several private companies.

Cheryl Pegus, age 55, has served as a member of our board of directors since July 2017. Dr. Pegus is currently the SVP, Health Care Services and Chief Medical Officer at Cambia Health Solutions and leads the strategy for Cambia’s enterprise and regional health plan business. Prior to joining Cambia, she served as the president of Caluent LLC, a health care data analytics company. She formerly served as the first Chief Medical Officer of Walgreen Co. (“Walgreens”) from 2010 to 2013, where she assisted in the expansion of its healthcare services, new product launches and data analytics. Prior to joining Walgreens, Dr. Pegus was the General Manager and Chief Medical Officer of SymCare Personalized Health Solutions, Inc., a Johnson & Johnson start-up company, and the National Medical Director/Clinical Product Head for Aetna, Inc. Dr. Pegus currently serves as a director on the board of US Acute Care Solutions, a Welsh Carson portfolio company, and previously served as a director on the board of Cogentix Medical, Inc. before its acquisition by LM US Parent, Inc. in April 2018. Within the medical academic community, she currently serves as board chair for the Association of Black Cardiologists.

Kevin H. Roche, age 68, has served as a member of our board of directors since October 2004. Mr. Roche was General Counsel of UnitedHealth Group, a health insurance provider, from 1989 to 1996, at which time he founded and operated as the Chief Executive Officer of the Ingenix division of UnitedHealth Group, where he served until 2001. Following his retirement from UnitedHealth Group, Mr. Roche has spent several years assisting emerging growth companies as an investor, advisor and board member. He also serves as a Senior Advisor for Triple Tree, LLC. He currently serves as a director for several private healthcare companies. During the past five years, Mr. Roche served on the board of directors of Cogentix Medical, Inc.

Executive Officers

Information regarding our Chief Executive Officer, Gerald R. Mattys, is included above under the heading “Directors.”

Robert J. Folkes, age 56, has served as our Chief Operating Officer since February 2015. He served as our Chief Financial Officer from 2005 until April 2016. Prior to joining our company in 2004, Mr. Folkes was the Chief Financial Officer for Advanced Respiratory, a medical device company, from 1997 until its sale in 2003. Prior to joining Advanced Respiratory, Mr. Folkes was an Audit Senior Manager for Ernst & Young LLP.

Brent A. Moen, age 51, has served as our Chief Financial Officer since joining the company in September 2018. Prior to joining our company, Mr. Moen served as Chief Financial Officer of Entellus Medical, Inc., a publicly held medical device company, from May 2016 until the company’s acquisition by Stryker Corporation in February 2018. Prior to joining Entellus Medical, Mr. Moen served as Executive Vice President and Chief Financial Officer of ABRA Auto Body & Glass LP, an automotive collision repair company, from November 2013 to May 2015. Mr. Moen previously served as Senior Vice President and Chief Financial Officer of Regis Corporation, a publicly held owner, franchisor and operator of beauty salons, from January 2011 to December 2012. Mr. Moen held various financial roles of increasing responsibility with Regis Corporation, beginning in 2000. Mr. Moen holds a B.A. in Accounting from the University of North Dakota and is a Certified Public Accountant (inactive) and started his professional career with Coopers and Lybrand.

Bryan F. Rishe, age 63, has served as our Senior Vice President, Sales since December 2017 and previously served as our Vice President, Sales since 2008. From 2004 to 2008, he served as the Vice President, Sales for BSN Medical, a medical soft goods manufacturer. Mr. Rishe also served as the Vice President, Sales and Marketing for TFX Medical, a surgical equipment manufacturer. Prior to that, Mr. Rishe was the Western Area Manager with Surgical Laser Technologies, a specialty laser company. Mr. Rishe has held other sales leadership and business development roles with Becton Dickinson, Baxter Travenol and American Hospital Supply.

Mary M. ("Maggie") Thompson, age 61, has served as our Senior Vice President, Reimbursement and Payer Relations, since November 2017 and previously served as our Vice President, Payer Relations and Government Affairs since 2006. Prior to joining our company, Ms. Thompson served as Director of Reimbursement for Uroplasty, Inc., a medical device company, from 2005 to 2006. From 1998 until 2005, Ms. Thompson served as Director of Payer Relations at Advanced Respiratory, a medical device company. A registered nurse, Ms. Thompson first practiced nursing at Gillette Children's Hospital and at a grant-funded community clinic in St. Paul, Minnesota. She then worked for the Minnesota Attorney General's Office as a nurse consultant until she joined a large health plan as the Government Programs Quality Regulatory Manager, working closely with the Centers for Medicare and Medicaid Services and Minnesota's Medicaid program. Ms. Thompson is active in the Alliance for Wound Care Stakeholders and is a member of Women Business Leaders in Healthcare.

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

Additional information required by this Item 10 will be contained in our definitive proxy statement for our 2019 Annual Meeting of Stockholders (the “Definitive Proxy Statement”) and is incorporated herein by reference.

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

The following financial statements of Tactile Systems Technology, Inc. are set forth in Part II, Item 8:

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of December 31, 2018 and 2017

Consolidated Statements of Operations for the years ended December 31, 2018, 2017 and 2016

Consolidated Statements of Comprehensive Income for the years ended December 31, 2018, 2017 and 2016

Consolidated Statements of Stockholders’ Equity (Deficit) for the years ended December 31, 2018, 2017 and 2016

Consolidated Statements of Cash Flows for the years ended December 31, 2018, 2017 and 2016

Notes to Consolidated Financial Statements

2.	Financial Statement Schedules

Not applicable.

3.	Exhibits

A list of exhibits required to be filed as part of this report is set forth in the Index to Exhibits below.

EXHIBIT INDEX

		Incorporated by Reference
Exhibit			File		Exhibit	Filed
Number	Description of Exhibit	Form	Number	Date of Filing	Number	Herewith
2.1^	Asset Sale and Purchase Agreement, dated as of September 14, 2012, by and between Tactile Systems Technology, Inc., Swelling Solutions, Inc., ConvaTec Inc. and ConvaTec Technologies, Inc.	S-1	333-209115	01/25/2016	2.1

3.1	Fourth Amended and Restated Certificate of Incorporation	S-1	333-209115	06/09/2016	3.1
3.2	Amended and Restated By-laws	S-1	333-209115	05/06/2016	3.2

4.1	Specimen Certificate representing shares of common stock	S-1	333-209115	05/06/2016	4.1

4.3	Form of Senior Indenture	S-3	333-220132	08/23/2017	4.6

4.4	Form of Subordinated Indenture	S-3	333-220132	08/23/2017	4.7

10.1*	2003 Stock Option Plan	S-1	333-209115	01/25/2016	10.1

10.2*	Form of Incentive Stock Option Agreement under 2003 Stock Option Plan	S-1	333-209115	01/25/2016	10.2

10.3*	Form of Non-Statutory Stock Option Agreement (Employee) under 2003 Stock Option Plan	S-1	333-209115	01/25/2016	10.3

10.4*	Form of Non-Statutory Stock Option Agreement (Director) under 2003 Stock Option Plan	S-1	333-209115	01/25/2016	10.4

10.5*	2007 Omnibus Stock Plan	S-1	333-209115	01/25/2016	10.5

10.6*	Form of Incentive Stock Option Agreement under 2007 Omnibus Stock Plan	S-1	333-209115	01/25/2016	10.6

10.7*	Form of Non-Statutory Stock Option Agreement (Employee) under 2007 Omnibus Stock Plan	S-1	333-209115	01/25/2016	10.7

10.8*	Form of Non-Statutory Stock Option Agreement (Directors) under 2007 Omnibus Stock Plan	S-1	333-209115	01/25/2016	10.8

10.9*	Form of Non-Statutory Stock Option Agreement (Consultants) under 2007 Omnibus Stock Plan	S-1	333-209115	01/25/2016	10.9

10.10*	Form of Restricted Stock Agreement	S-1	333-209115	01/25/2016	10.10

10.11*	2016 Equity Incentive Plan	S-1	333-209115	06/09/2016	10.11

10.12*	Form of Non-Qualified Stock Option Agreement under 2016 Equity Incentive Plan	S-1	333-209115	06/09/2016	10.12

10.13*	Form of Incentive Stock Option Agreement under 2016 Equity Incentive Plan	S-1	333-209115	06/09/2016	10.13

10.14*	Form of Restricted Stock Agreement under 2016 Equity Incentive Plan	S-1	333-209115	06/09/2016	10.14

10.15*	Form of Restricted Stock Unit Award Agreement under 2016 Equity Incentive Plan	S-1	333-209115	06/09/2016	10.15

10.16*	Form of Restricted Stock Unit Agreement under 2016 Equity Incentive Plan (Quarterly Awards)	S-1	333-209115	06/09/2016	10.16

10.17*	Form of Performance Stock Unit Agreement under the 2016 Equity Incentive Plan to be used for awards beginning in 2018	8-K	001-37799	02/27/2018	10.1

10.18*	Employee Stock Purchase Plan	S-1	333-209115	06/09/2016	10.17

10.19*	First Declaration of Amendment to Employee Stock Purchase Plan	10-K	001-37799	02/26/2018	10.18

10.20*	Management Incentive Plan	8-K	001-37799	03/10/2017	10.1

10.21*	Non-Employee Director Compensation Policy					X

10.22*	Form of Director and Officer Indemnification Agreement	S-1	333-209115	05/06/2016	10.19

10.23*	Tactile Systems Technology, Inc. Executive Employee Severance Plan	10-Q	001-37799	11/05/2018	10.2

10.24*	Form of Confidentiality, Assignment of Intellectual Property and Restricted Covenants Agreement	10-Q	001-37799	11/05/2018	10.3

10.25*	Form of Employment Agreement between Tactile Systems Technology, Inc. and its named executive officers	S-1	333-209115	06/09/2016	10.20

10.26*	Employment Agreement between Tactile Systems Technology, Inc. and Gerald Mattys	S-1	333-209115	06/09/2016	10.22

10.27*	Employment Agreement between Tactile Systems Technology, Inc. and Lynn Blake	S-1	333-209115	06/09/2016	10.23

10.28*	Employment Agreement between Tactile Systems Technology, Inc. and Bryan Rishe	S-1	333-209115	06/09/2016	10.24

10.29*	Confidential Transition Agreement and Release, dated June 14, 2017, by and between Mary E. Anderson and Tactile Systems Technology, Inc.	10-Q	001-37799	08/07/2017	10.1

10.30*	Separation and Consulting Agreement between Tactile Systems Technology, Inc. and Lynn L. Blake, dated as of August 1, 2018	8-K	001-37799	08/06/2018	10.1

10.31	Line of credit documents, as amended May 11, 2016 by and between Tactile Systems Technology, Inc. and Venture Bank	S-1	333-209115	06/09/2016	10.21

10.32	Credit Agreement, dated as of August 3, 2018, by and among Tactile Systems Technology, Inc., the lenders from time to time party thereto and, Wells Fargo Bank, National Association	10-Q	001-37799	08/06/2018	10.1

10.33	First Amendment to Credit Agreement, dated as of February 12, 2019, by and among Tactile Systems Technology, Inc., the lenders party thereto and Wells Fargo Bank, National Association					X

10.34**	License Agreement, dated as of October 15, 2018, by and between Tactile Systems Technology, Inc. and Sun Scientific, Inc.	10-Q	001-37799	11/05/2018	10.1

21.1	Subsidiaries	S-1	333-209115	01/25/2016	21.1

23.1	Consent of Grant Thornton LLP					X

24.1	Power of Attorney (included in signature page)					X

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) / 15d-14(a) of the Securities Exchange Act of 1934, as amended					X

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) / 15d-14(a) of the Securities Exchange Act of 1934, as amended					X

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

101.1

The following financial statements from the Company’s Annual Report on Form 10-K for the year ended December 31, 2018, formatted in XBRL: (i) Balance Sheets, (ii) Statements of Operations, (iii) Statements of Comprehensive Income, (iv) Statements of Stockholders’ Equity (Deficit), (v) Statements of Cash Flows, and (vi) Notes to the Financial Statements

X

^

Schedules to this exhibit have been omitted pursuant to Item 601(b)(2) of Regulation S-K. A copy of any omitted schedule will be furnished supplementally to the Securities and Exchange Commission upon request.

*	Indicates management contract or compensatory plan or arrangement.

**

The Securities and Exchange Commission has granted the registrant’s request that certain provisions of this exhibit be treated as confidential.  Such material has been redacted from the exhibit as filed.

Item 16.  Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Tactile Systems Technology, Inc.

Date: February 28, 2019	By:	/s/ Gerald R. Mattys
Gerald R. Mattys
Chief Executive Officer
(Principal executive officer)

Each of the undersigned hereby appoints Gerald R. Mattys and Brent A. Moen, and each of them (with full power to act alone), as attorneys and agents for the undersigned, with full power of substitution, for and in the name, place and stead of the undersigned, to sign and file with the Securities and Exchange Commission under the Securities Exchange Act of 1934, as amended, any and all amendments and exhibits to this annual report on Form 10-K and any and all applications, instruments and other documents to be filed with the Securities and Exchange Commission pertaining to this annual report on Form 10-K or any amendments thereto, with full power and authority to do and perform any and all acts and things whatsoever requisite and necessary or desirable. Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on February 28, 2019.

Name	Title

/s/ Gerald R. Mattys	Chief Executive Officer (principal executive officer) and Director
Gerald R. Mattys

/s/ Brent A. Moen	Chief Financial Officer (principal financial officer and principal
Brent A. Moen	accounting officer)

/s/ Peter H. Soderberg	Chairman of the Board of Directors
Peter H. Soderberg

/s/ William W. Burke	Director
William W. Burke

/s/ Raymond O. Huggenberger	Director
Raymond O. Huggenberger

/s/ Richard Nigon	Director
Richard Nigon

/s/ Cheryl Pegus	Director
Cheryl Pegus

/s/ Kevin H. Roche	Director
Kevin H. Roche