Form 10-Q
period 2019-03-31
TACTILE SYSTEMS TECHNOLOGY INC
filed 2019-05-06
CIK 1027838

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

Commission File Number 001-37799

Tactile Systems Technology, Inc.

(Exact name of registrant as specified in its charter)

Delaware	1331 Tyler Street NE, Suite 200	41-1801204
(State or other jurisdiction of incorporation or organization)	Minneapolis, Minnesota 55413	(I.R.S. employer identification number)
(Address and Zip Code of principal executive offices)

(612) 355-5100
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑  No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).  Yes ☑  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☑	Accelerated filer	☐	Non-accelerated filer	☐

Smaller reporting company	☐	Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☑

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, Par Value $0.001 Per Share	TCMD	The Nasdaq Stock Market

18,825,688 shares of common stock, par value $0.001 per share, were outstanding as of May 2, 2019.

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

You should read the matters described in "Risk Factors" and the other cautionary statements made in our Annual Report on Form 10-K for the year ended December 31, 2018 and in this Quarterly Report on Form 10-Q. We cannot assure you that the forward-looking statements in this report will prove to be accurate and therefore you are encouraged not to place undue reliance on forward-looking statements. Actual results or events could differ materially from the plans, intentions and expectations disclosed in the forward-looking statements we make. You are urged to carefully review and consider the various disclosures made by us in this report and in other filings with the Securities and Exchange Commission (the “SEC”) that advise of the risks and factors that may affect our business. Other than as required by law, we undertake no obligation to update or revise these forward-looking statements, even though our situation may change in the future. Our forward-looking statements do not reflect the potential impact of any future acquisitions, mergers, dispositions, joint ventures or investments that we may make.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

Tactile Systems Technology, Inc.
Condensed Consolidated Balance Sheets
(Unaudited)
	March 31,	December 31,
(In thousands, except share and per share data)	2019	2018
ASSETS
Current assets:
Cash and cash equivalents	$23,548	$20,099
Marketable securities	21,384	25,786
Accounts receivable, net	21,661	24,332
Net investment in leases	3,362	—
Inventories	11,321	11,189
Income taxes receivable	2,814	1,793
Prepaid expenses and other current assets	1,680	1,762
Total current assets	85,770	84,961
Non-current assets:
Property and equipment, net	4,616	4,810
Right of use operating lease assets	3,396	—
Intangible assets, net	5,244	5,339
Medicare accounts receivable, long-term	2,172	1,884
Deferred income taxes	11,077	8,820
Other non-current assets	1,242	1,257
Total non-current assets	27,747	22,110
Total assets	$113,517	$107,071
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$5,832	$5,110
Accrued payroll and related taxes	6,837	7,421
Accrued expenses	2,685	2,780
Future product royalties	3	5
Income taxes	—	51
Right of use operating lease liabilities	1,147	—
Other current liabilities	800	709
Total current liabilities	17,304	16,076
Non-current liabilities:
Accrued warranty reserve, non-current	1,854	1,725
Income taxes, non-current	42	—
Right of use operating lease liabilities, non-current	2,318	—
Total non-current liabilities	4,214	1,725
Total liabilities	21,518	17,801
Commitments and contingencies (see Note 10)
Stockholders’ equity:
Preferred stock, $0.001 par value, 50,000,000 shares authorized; none issued and outstanding as of March 31, 2019 and December 31, 2018	—	—
Common stock, $0.001 par value, 300,000,000 shares authorized; 18,818,692 shares issued and outstanding as of March 31, 2019; 18,631,125 shares issued and outstanding as of December 31, 2018	19	19
Additional paid-in capital	80,788	79,554
Retained earnings	11,177	9,705
Accumulated other comprehensive income (loss)	15	(8)
Total stockholders’ equity	91,999	89,270
Total liabilities and stockholders’ equity	$113,517	$107,071

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Tactile Systems Technology, Inc.
Condensed Consolidated Statements of Operations
(Unaudited)
	Three Months Ended
	March 31,
(In thousands, except share and per share data)	2019	2018
Revenue
Sales revenue	$30,831	$23,647
Rental revenue	6,786	3,201
Total revenue	37,617	26,848
Cost of revenue
Cost of sales revenue	9,412	6,409
Cost of rental revenue	1,947	900
Total cost of revenue	11,359	7,309
Gross profit
Gross profit - sales revenue	21,419	17,238
Gross profit - rental revenue	4,839	2,301
Gross profit	26,258	19,539
Operating expenses
Sales and marketing	17,391	12,557
Research and development	1,281	1,437
Reimbursement, general and administrative	9,388	7,372
Total operating expenses	28,060	21,366
Loss from operations	(1,802)	(1,827)
Other income	161	91
Loss before income taxes	(1,641)	(1,736)
Income tax benefit	(3,113)	(1,686)
Net income (loss)	$1,472	$(50)
Net income per common share
Basic	$0.08	$0.00
Diluted	$0.08	$0.00
Weighted-average common shares used to compute net income per common share
Basic	18,746,751	17,996,672
Diluted	19,579,847	17,996,672

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Tactile Systems Technology, Inc.
Condensed Consolidated Statements of Comprehensive Income
(Unaudited)
	Three Months Ended
	March 31,
(In thousands)	2019	2018
Net income (loss)	$1,472	$(50)
Other comprehensive income (loss):
Unrealized gain (loss) on marketable securities	30	(7)
Income tax related to items of other comprehensive income (loss)	(7)	1
Total other comprehensive income (loss)	23	(6)
Comprehensive income (loss)	$1,495	$(56)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

Tactile Systems Technology, Inc.
Condensed Consolidated Statements of Stockholders’ Equity
(Unaudited)
					Accumulated
			Additional		Other
	Common Stock		Paid-In	Retained	Comprehensive	Treasury
(In thousands, except share data)	Shares	Par Value	Capital	Earnings	(Loss) Income	Stock	Total
Balances, December 31, 2017	17,846,379	$18	$70,224	$3,082	$(44)	$(493)	$72,787
Stock-based compensation	—	—	1,481	—	—	—	1,481
Exercise of common stock options and vesting of restricted stock units	230,532	—	138	—	—	—	138
Taxes paid for net share settlement of restricted stock units	(40,202)	—	(1,188)	—	—	—	(1,188)
Comprehensive loss for the period	—	—	—	(50)	(6)	—	(56)
Balances, March 31, 2018	18,036,709	$18	$70,655	$3,032	$(50)	$(493)	$73,162

Balances, December 31, 2018	18,631,125	19	79,554	9,705	(8)	—	89,270
Stock-based compensation	—	—	2,783	—	—	—	2,783
Exercise of common stock options and vesting of restricted stock units	231,814	—	861	—	—	—	861
Taxes paid for net share settlement of restricted stock units	(44,247)	—	(2,410)	—	—	—	(2,410)
Comprehensive income for the period	—	—	—	1,472	23	—	1,495
Balances, March 31, 2019	18,818,692	$19	$80,788	$11,177	$15	$—	$91,999

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Tactile Systems Technology, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)
	Three Months Ended
	March 31,
(In thousands)	2019	2018
Cash flows from operating activities
Net income (loss)	$1,472	$(50)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	996	463
Deferred income taxes	(2,264)	—
Stock-based compensation expense	2,783	1,481
Changes in assets and liabilities:
Accounts receivable	2,671	3,414
Net investment in leases	(3,362)	—
Inventories	(132)	(3,616)
Income taxes	(1,030)	(1,952)
Prepaid expenses and other assets	97	63
Right of use operating lease assets	(3,396)	—
Medicare accounts receivable – long-term	(288)	(253)
Accounts payable	722	885
Accrued payroll and related taxes	(584)	(1,850)
Accrued expenses and other liabilities	125	(756)
Right of use operating lease liabilities	3,465	—
Future product royalties	(2)	(2)
Net cash provided by (used in) operating activities	1,273	(2,173)
Cash flows from investing activities
Proceeds from sales of securities available-for-sale	—	1,000
Proceeds from maturities of securities available-for-sale	4,500	4,000
Purchases of property and equipment	(731)	(432)
Intangible assets costs	(44)	—
Net cash provided by investing activities	3,725	4,568
Cash flows from financing activities
Taxes paid for net share settlement of restricted stock units	(2,410)	(1,188)
Proceeds from exercise of common stock options	861	138
Net cash used in financing activities	(1,549)	(1,050)
Net increase in cash and cash equivalents	3,449	1,345
Cash and cash equivalents – beginning of period	20,099	23,968
Cash and cash equivalents – end of period	$23,548	$25,313
Supplemental cash flow disclosure
Cash paid for interest	$—	$—
Cash paid for taxes	$181	$284
Capital expenditures incurred but not yet paid	$176	$96

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Tactile Systems Technology, Inc.

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

Note 1. Nature of Business and Operations

Tactile Systems Technology, Inc. (“we,” “us,” and “our”) is the sole manufacturer and distributor of the Flexitouch and Entre systems, medical devices that help control symptoms of lymphedema, a chronic and progressive medical condition, the Actitouch system, a medical device used to treat venous leg ulcers and chronic venous insufficiency, and the Airwear wrap, a medical device used for the management of venous insufficiency, venous hypertension, venous ulcerations and lymphedema. We provide our products for use in the home and sell or rent them through vascular, wound and lymphedema clinics throughout the United States. We do business as “Tactile Medical.”

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

Our business is affected by seasonality. In the first quarter of each year, when most patients have started a new insurance year and have not yet met their annual out-of-pocket payment obligations, we experience substantially reduced demand for our products. We typically experience higher revenues in the third and fourth quarters as a result of patients having paid their annual insurance deductibles in full, thereby reducing their out-of-pocket costs for our products, and because patients often spend the remaining balances in their healthcare flexible spending accounts at that time. This seasonality applies only to purchases and rentals of our products by patients covered by commercial insurance and is not relevant to Medicare, Medicaid or the Veterans Administration, as those payers either do not have plans that have declining deductibles over the course of the plan year or do not have plans that include patient deductibles for purchases or rentals of our products.

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

The results for the three months ended March 31, 2019 are not necessarily indicative of results to be expected for the year ending December 31, 2019, or for any other interim period or for any future year. The condensed consolidated interim financial statements should be read in conjunction with the audited financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2018.

Principles of Consolidation

Our accompanying unaudited condensed consolidated financial statements include the accounts of Tactile Systems Technology, Inc. and its wholly owned subsidiary, Swelling Solutions, Inc. All intercompany balances and transactions have been eliminated in consolidation.

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

JOBS Act Accounting Election

Prior to December 31, 2018, we were an “emerging growth company” as defined by the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”) and as a result we were eligible to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies. We elected to take advantage of the extended transition period for adopting new or revised accounting standards that have different effective dates for public and private companies until such time as those standards apply to private companies. However, as of the last business day of our second fiscal quarter of 2018, the market value of our common stock that was held by non-affiliates exceeded $700 million, and as a result, we no longer qualified as an emerging growth company as of December 31, 2018 and are no longer able to take advantage of the extended transition period for adopting new or revised accounting standards. Therefore, beginning December 31, 2018, we were required to adopt new or revised accounting standards when they are applicable to public companies that are not emerging growth companies.

Note 3. Summary of Significant Accounting Policies

Significant Accounting Policies

Excluding the adoption of ASC 842 “Leases”, as described below, there were no material changes in our significant accounting policies during the three months ended March 31, 2019. See Note 3 - “Summary of Significant Accounting Policies” to the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2018 for information regarding our significant accounting policies.

Recent Accounting Pronouncements

In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-02, “Leases” (Topic 842) (“ASC 842”), which supersedes the existing guidance for lease accounting, “Leases” (Topic 840) (“ASC 840”). ASC 842 requires lessees to recognize a lease liability and a right of use asset for all leases that extend beyond one year. As a result of our change in filing status, we adopted this standard using the modified retrospective transition approach at the adoption date of January 1, 2019. This approach does not require restatement of previous periods. We completed a qualitative and quantitative assessment of our leases from both a lessee and lessor perspective. As part of our process, we elected to utilize certain practical expedients that were provided for transition relief. Accordingly, we did not reassess expired or existing contracts, lease classifications or related initial direct costs as part of our assessment process for either lessee or lessor leases. Additionally, we elected the practical expedient to treat lease and nonlease components of fixed payments due to the lessor as one, and therefore no separate allocation was required on the initial implementation date of January 1, 2019, and thereafter. The adoption of this standard, from a lessee perspective, resulted in us recording Right of Use (“ROU”) operating lease assets and liabilities of approximately $3.1 million on the Condensed Consolidated Balance Sheet as of January 1, 2019, with no impact to retained earnings. In addition, we elected as an accounting policy, not to record leases with an initial term of less than 12 months. From a lessor perspective, the application of ASC 842 to our rental revenue, which was recognized as month-to-month, cancelable leases in accordance with ASC 840 through December 31, 2018, resulted in recognizing rental revenue as a sales-type lease under ASC 842 thereafter. Rental sales agreements that commenced prior to December 31, 2018, will continue to be recognized as month-to-month, cancelable leases until they are completed, as we elected the practical expedient to not reassess the lease classification for leases in existence upon adoption. As such, rental agreements commencing after January 1, 2019 were recorded as sales-type leases with the associated revenue and cost of revenue recognized on the lease commencement date and a corresponding net investment in leases on the Condensed Consolidated Balance Sheet. (See Note 10 – “Commitments and Contingencies” and Note 12 – “Revenue” for additional information and required disclosures.)

In June 2016, the FASB issued ASU No. 2016-13, “Financial Instruments — Credit Losses,” to require the measurement of expected credit losses for financial instruments held at the reporting date based on historical experience, current conditions and reasonable forecasts. The ASU will be effective for us for interim and annual periods beginning January 1, 2020. Therefore, we plan to further evaluate the anticipated impact of the adoption of this ASU on our condensed consolidated financial statements in future periods.

In July 2018, the FASB issued ASU No. 2018-07 “Improvements to Non-employee Share-Based Payment Accounting,” which expands the scope of ASC 718 – “Stock Based Compensation” to include share-based payment transactions for acquiring goods and services from non-employees. The ASU was effective for us beginning January 1, 2019, including interim periods within the fiscal year. We have early adopted ASU 2018-07 for the quarter ended March 31, 2019 and it did not have a material impact on our condensed consolidated financial statements.

Note 4. Marketable Securities

Our investments in marketable securities, all of which have original contractual maturities of ten to twenty-four months, are classified as available-for-sale and consist of the following:

	At March 31, 2019
	Amortized	Unrealized		Fair
(In thousands)	Cost	Gains	Losses	Value
U.S. government and agency obligations	$17,391	$13	$3	$17,401
Corporate debt securities and certificates of deposit	3,973	11	1	3,983
Marketable securities	$21,364	$24	$4	$21,384

	At December 31, 2018
	Amortized	Unrealized		Fair
(In thousands)	Cost	Gains	Losses	Value
U.S. government and agency obligations	$19,332	$5	$17	$19,320
Corporate debt securities and certificates of deposit	6,464	7	5	6,466
Marketable securities	$25,796	$12	$22	$25,786

Net pre-tax unrealized gains for marketable securities at March 31, 2019, were recorded as a component of accumulated other comprehensive income in stockholders' equity. There were no sales of marketable securities during the three months ended March 31, 2019.

Unrealized losses and fair value of marketable securities aggregated by investment category and the length of time the securities were in a continuous loss position were as follows:

	At March 31, 2019
	Less than 12 months		12 months or more		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(In thousands)	Value	Losses	Value	Losses	Value	Losses
U.S. government and agency obligations	$7,474	$2	$999	$1	$8,473	$3
Corporate debt securities and certificates of deposit	1,498	1	—	—	1,498	1
Marketable securities	$8,972	$3	$999	$1	$9,971	$4

	At December 31, 2018
	Less than 12 months		12 months or more		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(In thousands)	Value	Losses	Value	Losses	Value	Losses
U.S. government and agency obligations	$11,884	$11	$2,993	$6	$14,877	$17
Corporate debt securities and certificates of deposit	2,993	3	999	2	3,992	5
Marketable securities	$14,877	$14	$3,992	$8	$18,869	$22

Note 5. Inventories

Inventories consisted of the following:

(In thousands)	At March 31, 2019	At December 31, 2018
Finished goods	$4,656	$5,318
Component parts and work-in-process	6,665	5,871
Total inventories	$11,321	$11,189

Note 6. Intangible Assets

Our patents and other intangible assets, all of which are subject to amortization, are summarized as follows:

	Weighted-	At March 31, 2019			At December 31, 2018
	Average	Gross			Gross
	Amortization	Carrying	Accumulated	Net	Carrying	Accumulated	Net
(In thousands)	Period	Amount	Amortization	Amount	Amount	Amortization	Amount
Patents	11 years	$4,298	$157	$4,141	$4,253	$71	$4,182
Defensive intangible assets	5 years	1,126	130	996	1,126	82	1,044
Customer accounts	4 years	125	18	107	125	12	113
Total		$5,549	$305	$5,244	$5,504	$165	$5,339

Amortization expense was $0.1 million for each of the three months ended March 31, 2019 and 2018. Future amortization expenses are expected as follows:

(In thousands)
2019 (April 1 - December 31)	$419
2020	558
2021	558
2022	558
2023	491
Thereafter	2,660
Total	$5,244

Note 7. Accrued Expenses

Accrued expenses consisted of the following:

(In thousands)	At March 31, 2019	At December 31, 2018
Warranty	$873	$841
Legal and consulting	710	319
Travel and business	622	557
Accrued taxes	262	115
Clinical studies	33	60
Acquisition earn-out	—	375
Deferred rent	—	155
Other	185	358
Total	$2,685	$2,780

Note 8. Warranty Reserves

The reserve for warranties was as follows:

	Three Months Ended
	March 31,
(In thousands)	2019	2018
Beginning balance	$2,566	$1,672
Warranty provision	418	351
Processed warranty claims	(257)	(203)
Ending balance	$2,727	$1,820

Accrued warranty reserve, current	$873	$648
Accrued warranty reserve, non-current	1,854	1,172
Total accrued warranty reserve	$2,727	$1,820

Note 9. Credit Agreement

On August 3, 2018, we entered into a credit agreement with Wells Fargo Bank, National Association. On February 12, 2019, we entered into a first amendment to our credit agreement, which provided for an increase in our annual capital expenditure limitations. On March 25, 2019, we entered into a waiver and second amendment to our credit agreement, which provided that the business plan and budget required to be delivered annually be reduced to cover one year as opposed to the initial three-year coverage requirement. We refer to the credit agreement, as amended, as the “Credit Agreement.”

The Credit Agreement provides for a $10.0 million revolving credit facility. The revolving credit facility expires on August 3, 2021. Subject to satisfaction of certain conditions, we may increase the amount of the revolving loans available under the Credit Agreement and/or add one or more term loan facilities in an amount not to exceed an incremental $25.0 million in the aggregate, such that the total aggregate principal amount of loans available under the Credit Agreement (including under the revolving credit facility) does not exceed $35.0 million.

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

As of March 31, 2019, we did not have any outstanding borrowings under the Credit Agreement.

Note 10. Commitments and Contingencies

Lease Obligations

We lease property and equipment under operating leases, typically with terms greater than 12 months, and determine if an arrangement contains a lease at inception. In general, an arrangement contains a lease if there is an identified asset and we have the right to direct the use of and obtain substantially all of the economic benefit from the use of the identified asset.  We record a ROU operating lease liability at the present value of lease payments over the lease term on the commencement date. The related ROU operating lease asset reflects rental escalation clauses as well as renewal options and/or termination options. The exercise of lease renewal and/or termination options are at our discretion and are included in the determination of the lease term and lease payment obligations when it is deemed reasonably certain that the option will be exercised. When available, we use the rate implicit in the lease to discount lease payments to present value; however, certain leases do not provide a readily determinable implicit rate. Therefore, we must estimate our incremental borrowing rate to discount the lease payments based on information available at lease commencement.

We classify our leases as Buildings, Vehicles or Computer/Office Equipment and do not separate lease and nonlease components of contracts for any of the aforementioned classifications. In accordance with applicable guidance, we do not record leases with terms that are less than one year on the Condensed Consolidated Balance Sheet.

None of our lease agreements contain material restrictive covenants or residual value guarantees.

Buildings

We lease certain office and warehouse space at various locations in the United States where we provide services. These leases are typically greater than one year with fixed, escalating rents over the noncancelable terms and therefore, ROU operating lease assets and liabilities are recorded on the Condensed Consolidated Balance Sheet, with rent expense to be recognized on a straight-line basis over the term of the lease. The remaining lease terms vary from approximately 1 to 5 years as of the adoption date of January 1, 2019.

In March 2008, we entered into a noncancelable operating lease agreement for building space for our corporate headquarters that provides for monthly rent, real estate taxes and operating expenses that was subsequently extended to July 31, 2021. This space is included in our ROU operating lease assets and liabilities. We are looking to sub-lease this space for the remainder of our lease obligation due to our new headquarters lease described below.

We entered into a lease in October 2018 for office space for our future corporate headquarters in Minneapolis, Minnesota which will commence upon our move, which is expected to occur in the fourth quarter of 2019. As such, this lease is not included in either the ROU operating lease assets or liabilities. The initial lease term is through February 2030, with an option to renew for two periods of five years each.

Vehicles

We lease vehicles for certain members of our field sales organization under a vehicle fleet program whereby the initial, noncancelable lease is for a term of 367 days, thus more than one year. Subsequent to the initial term, the lease becomes a month-to-month, cancelable lease. As of March 31, 2019, we had approximately 40 vehicles with agreements within the initial, noncancelable lease term that are recorded as ROU operating lease assets and liabilities. In addition to monthly rental fees specific to the vehicle, there are fixed monthly nonlease components that have been included in the ROU operating lease assets and liabilities. The nonlease components are not significant.

Computer and Office Equipment

We also have operating lease agreements for certain computer and office equipment. The remaining lease terms at the adoption date of January 1, 2019 range from seven months to approximately four and a half years with fixed monthly payments that are included in the ROU operating lease assets and liabilities. The leases provide an option to purchase the related equipment at fair market value at the end of the lease. The lease will automatically renew as a month-to-month rental at the end of the lease if the equipment is not purchased or returned.

Lease Position, Undiscounted Cash Flow and Supplemental Information

The table below presents the lease-related assets and liabilities recorded on our Condensed Consolidated Balance Sheet:

(In thousands)	At March 31, 2019
Right of use operating lease assets	$3,396

Right of use operating lease liabilities:
Current	$1,147
Non-current	2,318
Total	$3,465

Operating leases:
Weighted average remaining lease term	3.5 years
Weighted average discount rate (1)	5.05%

(1)	Discount rates were established as of January 1, 2019, the adoption date

The table below reconciles the undiscounted cash flows under the operating leases recorded on the Condensed Consolidated Balance Sheet for each of the next five years and total of the remaining years:

(In thousands)
2019 (April 1 - December 31)	$1,000
2020	1,082
2021	741
2022	456
2023	383
Thereafter	32
Total minimum lease payments	3,694
Less: amount of lease payments representing interest	(229)
Present value of future minimum lease payments	3,465
Less: current obligations under leases	(1,147)
Long-term lease obligations	$2,318

As of March 31, 2019, we have additional lease commitments of $19.9 million related to our future headquarters that we anticipate will commence in the fourth quarter of 2019. As the lessee we are involved in providing guidance to the lessor for related improvements, however these improvements are managed and owned by the lessor.

Operating lease costs accounted for under ASC 842, for the three months ended March 31, 2019, were $0.3 million. Cash paid for the three months ended March 31, 2019 for operating lease liabilities included in the measurement of the lease liability was $0.3 million.

Rent expense accounted for under ASC 840, for the three months ended March 31, 2018 was $0.3 million.

Major Vendors

We had purchases from three major vendors that accounted for 40% of our total purchases for the three months ended March 31, 2019 and from two major vendors that accounted for 33% of our total purchases for the three months ended March 31, 2018.

Purchase Commitments

We issued purchase orders prior to March 31, 2019, totaling $19.5 million for goods that we expect to receive between April and December of 2019.

Retirement Plan

We maintain a 401(k) retirement plan for our employees in which eligible employees can contribute a percentage of their pre-tax compensation. Discretionary contributions to the 401(k) plan totaled $0.1 million for each of the three months ended March 31, 2019 and 2018.

Note 11. Stockholders' Equity

Stock-Based Compensation

Our 2016 Equity Incentive Plan (the “2016 Plan”) authorizes us to grant stock options, stock appreciation rights, restricted stock, stock units and other stock-based awards to employees, non-employee directors and certain consultants and advisors. There were up to 4,800,000 shares of our common stock initially reserved for issuance pursuant to the 2016 Plan. The 2016 Plan provides that the number of shares reserved and available for issuance under the 2016 Plan will automatically increase annually on January 1 of each calendar year, commencing in 2017 and ending on and including January 1, 2026, by an amount equal to the lesser of: (a) 5% of the number of common shares of stock outstanding as of December 31 of the immediately preceding calendar year, or (b) 2,500,000 shares; provided, however, that our Board of Directors may determine that any annual increase be a lesser number. In addition, all awards granted under our 2007 Omnibus Stock Plan and our 2003 Stock Option Plan that were outstanding when the 2016 Plan became effective and that are forfeited, expire, are cancelled, are settled for cash or otherwise not issued, will become available for issuance under the 2016 Plan. Pursuant to the automatic increase feature of the 2016 Plan, 892,318 and 841,686 shares were added as available for issuance thereunder on January 1, 2018 and 2017, respectively. Our Board of Directors exercised its prerogative to forego the automatic increase on January 1, 2019. As of March 31, 2019, 5,092,296 shares were available for future grant pursuant to the 2016 Plan.

Upon adoption and approval of the 2016 Plan, all of our previous equity incentive compensation plans were terminated. However, existing awards under those plans continue to vest in accordance with the original vesting schedules and will expire at the end of their original terms.

We recorded stock-based compensation expense of $2.8 million and $1.5 million for the three months ended March 31, 2019 and 2018, respectively. This expense was allocated as follows:

	Three Months Ended
	March 31,
(In thousands)	2019	2018
Cost of revenue	$98	$40
Sales and marketing expenses	1,166	652
Research and development expenses	80	69
Reimbursement, general and administrative expenses	1,439	720
Total stock-based compensation expense	$2,783	$1,481

The stock-based compensation expense included modifications of share-based awards totaling $0.3 million for the three months ended March 31, 2019. This amount included the acceleration of vesting pursuant to the terms of an employee’s award agreement of $0.2 million and a final charge of $0.1 million pertaining to the January 1, 2019 revaluation of the unvested portion of outstanding awards held by a former executive upon our adoption of ASU No. 2018-07 “Improvements to Non-employee Share Based Payment Accounting”.

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

Stock-based compensation expense included in our Condensed Consolidated Statements of Operations for stock options was $0.7 million and $0.5 million for the three months ended March 31, 2019 and 2018, respectively.

At March 31, 2019, there was approximately $7.2 million of total unrecognized pre-tax stock option expense under our equity compensation plans, which is expected to be recognized on a straight-line basis over a weighted-average period of 2.9 years.

Stock option activity for the three months ended March 31, 2019 is summarized as follows:

		Weighted-	Weighted-
		Average	Average	Aggregate
	Options	Exercise Price	Remaining	Intrinsic
(In thousands except options and per share data)	Outstanding	Per Share (1)	Contractual Life	Value (2)
Balance at December 31, 2018	1,076,535	$17.94	6.5 years	$31,172
Granted	73,948	$72.64
Exercised	(101,016)	$8.53		$5,731
Forfeited	(10,416)	$28.44
Balance at March 31, 2019	1,039,051	$22.64	6.4 years	$33,527

Options exercisable at March 31, 2019	586,039	$8.57	5.1 years	$25,887

(1)	The exercise price of each option granted during the period shown was equal to the market price of the underlying stock on the date of grant.
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

Options exercisable of 906,063 as of March 31, 2018 had a weighted-average exercise price of $2.75 per share.

Time-Based Restricted Stock Units

We have granted time-based restricted stock units to certain participants under the 2016 Plan that are stock-settled with common shares. Time-based restricted stock units granted under the 2016 Plan vest over one to three years. Stock-based compensation expense included in our Condensed Consolidated Statements of Operations for time-based restricted stock units was $0.8 million for each of the three-month periods ended March 31, 2019 and 2018. As of March 31, 2019, there was approximately $7.0 million of total unrecognized pre-tax compensation expense related to outstanding time-based restricted stock units that is expected to be recognized over a weighted-average period of 2.2 years.

Our time-based restricted stock unit activity for the three months ended March 31, 2019 was as follows:

		Weighted-
		Average Grant	Aggregate
	Units	Date Fair Value	Intrinsic
(In thousands except unit and per unit data)	Outstanding	Per Unit	Value (1)
Balance at December 31, 2018	309,632	$23.69	$14,104
Granted	43,258	$72.38
Vested	(131,363)	$15.76
Cancelled	(244)	$17.35
Balance at March 31, 2019	221,283	$37.92	$11,666

Deferred and unissued at March 31, 2019(2)	4,432	$35.43	$234

(1)	The aggregate intrinsic value of restricted stock units outstanding was based on our closing stock price on the last trading day of the period.
(2)

For the three months ended March 31, 2019, there were 567 restricted stock units granted to non-employee directors in lieu of their quarterly cash retainer payments. These restricted stock units were fully vested upon grant and represent the right to receive one share of common stock, per unit, upon the earlier of the directors’ termination of service as a director of ours or the occurrence of a change of control of us. These restricted stock units are included in the “Granted” line in the table above and are also included in the “Vested” line in the table above due to their being fully vested upon grant. As of March 31, 2019, there were 4,432 outstanding restricted stock units that have been previously granted to non-employee directors in lieu of their quarterly director retainer payments. These restricted stock units are not included in the “Balance at March 31, 2019” line in the table above because they are fully vested.

Performance-Based Restricted Stock Units

We have granted performance-based restricted stock units (“PSUs”) to certain participants under the 2016 Plan. These PSUs have both performance-based and time-based vesting features. The PSUs granted in 2018 will be earned if and to the extent performance goals based on revenue and adjusted EBITDA are achieved in 2019. The PSUs granted in 2019 will be earned if and to the extent performance goals based on revenue and adjusted EBITDA are achieved in 2020. The number of PSUs earned will depend on the level at which the performance targets are achieved, and can range from 50% of target if threshold performance is achieved and up to 150% of target if maximum performance is achieved. One-third of the earned PSUs will vest on the date the Compensation and Organization Committee certifies the number of PSUs earned, and the remaining two thirds of the earned PSUs will vest on the first anniversary of that certification date. All earned and vested PSUs will be settled in shares of common stock. Stock-based compensation expense included in our Condensed Consolidated Statements of Operations for PSUs was $0.7 million and $0.1 million for the three months ended March 31, 2019 and 2018, respectively. The stock-based compensation expense for the three months ended March 31, 2019 reflects a $0.4 million charge due to a change in the estimated payout to 150% of target for those PSUs granted in 2018. As of March 31, 2019, there was approximately $3.8 million of total unrecognized pre-tax compensation expense related to outstanding PSUs that is expected to be recognized over a weighted average period of 2.4 years.

Our performance-based restricted stock unit activity reflected at target for the three-months ended March 31, 2019 was as follows:

	Performance-	Weighted-
	Based	Average Grant	Aggregate
	Units	Date Fair Value	Intrinsic
(In thousands except unit and per unit data)	Outstanding	Per Unit	Value (1)
Balance at December 31, 2018	65,427	$33.62	$2,980
Granted	25,724	$72.64
Vested	—	$—
Cancelled	—	$—
Balance at March 31, 2019	91,151	$44.63	$4,805

(1)	The aggregate intrinsic value of performance-based restricted stock units outstanding was based on our closing stock price on the last trading day of the period.

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

A total of 1.6 million shares of common stock was initially reserved for issuance under the ESPP, and this share reserve will automatically be supplemented each January 1, commencing in 2017 and ending on and including January 1, 2026, by an amount equal to the least of (1) 1% of the shares of our common stock outstanding on the immediately preceding December 31, (2) 500,000 shares or (3) such lesser amount as our Board of Directors may determine. Pursuant to the automatic increase feature of the plan, 178,463 and 168,337 shares were added to the ESPP on January 1, 2018 and 2017, respectively. Our Board of Directors exercised its prerogative to forego the automatic increase on January 1, 2019. As of March 31, 2019, 1,542,576 shares were available for future issuance under the ESPP. We recognized stock-based compensation expense associated with the ESPP of $0.3 million for each of the three-month periods ended March 31, 2019 and 2018.

Note 12. Revenue

We derive our revenues from the sale and rental of our Flexitouch, Entre and Actitouch systems to our customers in the United States. While our primary source of revenue is from the sale of our products, a portion of our revenues are derived from patients who obtain our products under rental arrangements. (See description below for additional information on rental revenue as it relates to ASC 842 “Leases”.) These arrangements are primarily for rentals of the Flexitouch system and are mostly related to private insurers, and the Veterans Administration.

The following table presents our revenue, inclusive of sales and rental revenue, disaggregated by product:

	Three Months Ended
	March 31,
(In thousands)	2019	2018
Revenues
Flexitouch system	$34,109	$24,530
Entre/Actitouch systems	3,508	2,318
Total	$37,617	$26,848

Percentage of total revenues
Flexitouch system	91%	91%
Entre/Actitouch systems	9%	9%
Total	100%	100%

Our revenues from third-party payers, inclusive of sales and rental revenue, for the three months ended March 31, 2019 and 2018 are summarized in the following table:

	Three Months Ended
	March 31,
(In thousands)	2019	2018
Private insurers and other payers	$25,929	$18,115
Veterans Administration	7,670	6,179
Medicare	4,018	2,554
Total	$37,617	$26,848

Our rental revenue is derived from rent to purchase arrangements that typically range from three to ten months. Under ASC 840, our rental revenue was recognized as month-to-month, cancelable leases, however, because title transfers to the patient, with whom we have the contract, upon the termination of the lease term and because collectability is probable, under ASC 842, these are recognized as sales-type leases. Each rental agreement contains two components, the controller and related garments, both of which are interdependent and recognized as one lease component.

In accordance with applicable guidance, we will continue to recognize rental agreements commencing prior to December 31, 2018 on a month-to-month basis as an operating lease until they are completed, which we anticipate to be in the fourth quarter of this fiscal year. Those initiated subsequent to January 1, 2019 are recorded as sales-type leases in accordance with ASC 842, whereby rental revenue and cost of rental revenue are recognized upon the lease commencement date. Total rental revenue in the three months ended March 31, 2019 includes both operating and sales-type lease revenue. Operating lease revenue for the three months ended March 31, 2019 was $2.8 million. Rental revenue for the three months ended March 31, 2018 related to operating leases under ASC 840 and includes garment revenue of approximately $0.2 million previously included as a purchase.

The revenue and associated cost of revenue of sales-type leases are recognized on the lease commencement date and a net investment in leases is recorded on the Condensed Consolidated Balance Sheet. We bill the patients’ insurance payers monthly over the duration of the rental term. We record the net investment in leases and recognize revenue upon commencement of the lease in the amount of the expected consideration to be received through the monthly payments. Similar to our sales revenue, the transaction price is impacted by multiple factors, including the terms and conditions contracted by various third party payers. As the rental contract resides with the patients, we have elected the portfolio approach, at the payer level, to determine the expected consideration, which considers the impact of early terminations. While the contract is with the patient, in certain circumstances, the third party payer elects an initial rental period with an option to extend. We assess the likelihood of extending the lease at the onset of the lease to determine if the option is reasonably certain to be exercised. As the lease is short-term in nature, we anticipate collection of substantially all of the net investment within the first year of the lease agreement. Completion of these payments represents the fair market value of the equipment, and as such, interest income is not applicable.

Sales-type lease revenue and the associated cost of revenue for the three months ended March 31, 2019 was:

Three Months Ended
March 31,
(In thousands)	2019
Sales-type lease revenue	$3,965
Cost of sales-type lease revenue	1,543
Gross profit	$2,422

Note 13. Income Taxes

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

The effective tax rate for the three months ended March 31, 2019 was a benefit of 189.7%, compared to a benefit of 97.1% for the three months ended March 31, 2018. The primary driver of the change in our effective tax rate was attributable to an increase in the tax benefits related to share-based compensation proportionate to pre-tax book income as compared to the prior year's reporting period. We recorded an income tax benefit of $3.1 million and $1.7 million for the three months ended March 31, 2019 and 2018, respectively.

We recognize the financial statement benefit of a tax position only after determining that the relevant tax authority is more-likely-than-not to sustain the position following an audit. For tax positions meeting the more-likely-than-not threshold, the amount recognized in the condensed consolidated financial statements is the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement with the relevant tax authority. As of March 31, 2019 we had an unrecognized tax benefit classified as a non-current liability.

We are not currently under examination in any jurisdiction. In the event of any future tax assessments, we have elected to record the income taxes and any related interest and penalties as income tax expense on our statement of operations.

Note 14. Net Income Per Share

The following table sets forth the computation of our basic and diluted net income (loss) per share attributable to common stockholders:

	Three Months Ended
	March 31,
(In thousands, except share and per share data)	2019	2018
Net income (loss)	$1,472	$(50)
Weighted-average shares outstanding	18,746,751	17,996,672
Effect of restricted stock units, common stock options, and employee stock purchase plan shares	833,096	—
Weighted-average shares used to compute diluted net income per share	19,579,847	17,996,672
Net income per share - Basic	$0.08	$0.00
Net income per share - Diluted	$0.08	$0.00

The following common stock equivalents were excluded from the computation of diluted net income per share for the periods presented because including them would have been anti-dilutive:

	Three Months Ended
	March 31,
	2019	2018
Restricted stock units	42,691	395,046
Common stock options	165,638	1,445,089
Employee stock purchase plan	—	68,114
Total	208,329	1,908,249

Note 15. Fair Value Measurements

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

The following provides information regarding fair value measurements for our cash equivalents and marketable securities as of March 31, 2019 and December 31, 2018 according to the three-level fair value hierarchy:

	At March 31, 2019
	Quoted Prices
	in Active	Significant
	Markets for	Other	Significant
	Identical	Observable	Unobservable
	Assets	Inputs	Inputs
(In thousands)	(Level 1)	(Level 2)	(Level 3)	Total
Recurring Fair Value Measurements:
Money market mutual funds	$7,055	$—	$—	$7,055
U.S. government and agency obligations	16,402	999	—	17,401
Corporate debt securities	—	3,983	—	3,983
Total	$23,457	$4,982	$—	$28,439

	At December 31, 2018
	Quoted Prices
	in Active	Significant
	Markets for	Other	Significant
	Identical	Observable	Unobservable
	Assets	Inputs	Inputs
(In thousands)	(Level 1)	(Level 2)	(Level 3)	Total
Recurring Fair Value Measurements:
Money market mutual funds	$2,447	$—	$—	$2,447
U.S. government and agency obligations	16,326	2,994	—	19,320
Corporate debt securities	—	6,466	—	6,466
Total	$18,773	$9,460	$—	$28,233

During the three months ended March 31, 2019, there were no transfers within the three-level hierarchy. A significant transfer is recognized when the inputs used to value a security have been changed, which merits a transfer between the disclosed levels of the valuation hierarchy.

The fair values for our money market mutual funds, U.S. government and agency obligations and corporate debt securities are determined based on valuations provided by external investment managers who obtain them from a variety of industry standard data providers.

The carrying amounts of financial instruments such as cash equivalents, accounts receivable, other assets, accounts payable, accrued expenses and other liabilities approximate their related fair values due to the short-term maturities of these items. Non-financial assets, such as equipment and leasehold improvements, and intangible assets are subject to non-recurring fair value measurements if they are deemed impaired. As of December 31, 2018, we re-measured the value of our intangible assets related to the Actitouch product line to their fair value, which was deemed to be $0 using level 3 measurements. We had no re-measurements of non-financial assets to fair value in the three months ended March 31, 2019.

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

Our proprietary products are the Flexitouch, Entre, and Actitouch systems. A predecessor to our Flexitouch system received 510(k) clearance from the U.S. Food and Drug Administration (the “FDA”) in July 2002, and we introduced the system to address the many limitations of self-administered home-based manual lymphatic drainage therapy. We began selling our more advanced Flexitouch system after receiving 510(k) clearance from the FDA in October 2006. In September 2016, we received 510(k) clearance from the FDA for the Flexitouch system in treating lymphedema of the head and neck. In June 2017, we announced that we received 510(k) clearance from the FDA for the Flexitouch Plus, the third-generation version of our Flexitouch system. We derive the vast majority of our revenues from our Flexitouch system. For each of the three months ended March 31, 2019 and 2018, sales and rentals of our Flexitouch system represented 91% of our revenues.

In September 2012, we acquired our second proprietary product, the Actitouch system. The system received 510(k) clearance from the FDA in June 2013 and we began selling the product in September 2013 to address the many limitations of multilayered bandages that are worn by patients suffering from venous leg ulcers. We also introduced our Entre system in the United States in February 2013. The Entre system is sold to patients who need a more basic pump or who do not yet qualify for insurance reimbursement for an advanced compression device such as our Flexitouch system. For each of the three months ended March 31, 2019 and 2018, sales and rentals of our Entre and Actitouch systems combined represented 9% of our revenues. During fiscal year 2018, we recorded a $2.5 million non-cash impairment charge to fully impair the inventory and intangible assets related to our Actitouch system, and we intend to discontinue this product line in the second half of 2019. See Note 3 - “Summary of Significant Accounting Policies” in our Annual Report on Form 10-K for the year ended December 31, 2018 for more information regarding this impairment charge and discontinuation.

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

To support the growth of our business, we invest heavily in our commercial infrastructure, consisting of our direct salesforce, home training resources, reimbursement capabilities and clinical expertise. We market our products in the United States using a direct-to-patient and -provider model. Our direct salesforce has grown to a team of over 210 employees as of March 31, 2019, compared to over 160 employees as of March 31, 2018. This model allows us to directly approach patients and clinicians, whereby we disintermediate the traditional durable medical equipment channel, allowing us to capture both the manufacturer and distributor margins. We also utilize over 560 licensed, independent healthcare practitioners as home trainers who educate patients on the proper use of our systems. We invest substantial resources in our Reimbursement Department, which was reorganized in 2018 to improve operational efficiencies and enhance individual payer expertise, while continuing our strategic focus of payer development. The Reimbursement Department, composed of over

75 employees, now consists of our Payer Development and Reimbursement Operations groups. Our Payer Development group is composed of both strategic and analytical teams, with focus on payer decision-maker relationships and education, payer policy development and revision, payer contract negotiations, and payer data analysis. Our experienced Reimbursement Operations group is responsible for verifying patient insurance benefits, individual patient case development, prior authorization submissons, case follow-up, and appeals when necessary. We also have a clinical team, consisting of a scientific advisory board, in-house therapists and nurses, and a medical director (part-time), that serves as a resource to clinicians and patients and guides the development of clinical evidence in support of our products.

We rely on third-party contract manufacturers for the sourcing of parts, the assembly of our controllers and the manufacturing of the garments used with our systems. We conduct final assembly of the garments used with our Flexitouch system, perform quality assurance, and ship our products from our facility in Minneapolis, Minnesota.

In February 2016, the FASB issued ASU No. 2016-02, “Leases” (Topic 842), which supersedes the existing guidance for lease accounting, “Leases” (Topic 840). ASC 842 requires lessees to recognize a lease liability and a right of use asset for all leases that extend beyond one year. As a result of our change in filing status, we adopted this standard using the modified retrospective transition approach at the adoption date of January 1, 2019. This approach does not require restatement of previous periods. We completed a qualitative and quantitative assessment of our leases from both a lessee and lessor perspective. As part of our process, we elected to utilize certain practical expedients that were provided for transition relief. Accordingly, we did not reassess expired or existing contracts, lease classifications or related initial direct costs as part of our assessment process for either lessee or lessor leases. Additionally, we elected the practical expedient to treat lease and nonlease components of fixed payments due to the lessor as one, and therefore no separate allocation was required on the initial implementation date of January 1, 2019, and thereafter. The adoption of this standard, from a lessee perspective, resulted in us recording ROU operating lease assets and liabilities of approximately $3.1 million on the Condensed Consolidated Balance Sheet as of January 1, 2019, with no impact to retained earnings. In addition, we elected as an accounting policy, not to record leases with an initial term of less than 12 months. From a lessor perspective, the application of ASC 842 to our rental revenue, which was recognized as month-to-month, cancelable leases in accordance with ASC 840 through December 31, 2018, resulted in recognizing rental revenue as a sales-type lease under ASC 842 thereafter. Rental sales agreements that commenced prior to December 31, 2018, will continue to be recognized as month-to-month, cancelable leases until they are completed, as we elected the practical expedient to not reassess the lease classification for leases in existence upon adoption. As such, rental agreements commencing after January 1, 2019 were recorded as sales-type leases with the associated revenue and cost of revenue recognized on the lease commencement date and a corresponding net investment in leases on the Condensed Consolidated Balance Sheet. (See Note 10 – “Commitments and Contingencies” and Note 12 – “Revenue” for additional information and required disclosures.)

As a result of our adoption of ASC 842, our rental revenue is such that, beginning with the three months ended March 31, 2019, rental revenue, cost of rental revenue and gross profit - rental revenue are presented as line items separate from sales revenue, cost of sales revenue and gross profit - sales revenue, respectively, in our Condensed Consolidated Statements of Operations. Our adoption of ASC 842 under the modified retrospective transition approach did not require restatement of previous periods, and therefore rental revenue, cost of rental revenue and gross profit - rental revenue for the three months ended March 31, 2018 were determined under ASC 840, inclusive of rental garments, but have been presented as separate line items in this report to conform to the current year presentation.

For the three months ended March 31, 2019, we generated revenues of $37.6 million and had net income of $1.5 million, compared to revenues of $26.8 million and a net loss of $0.1 million for the three months ended March 31, 2018.

Our primary sources of capital to date have been from operating income, private placements of our capital stock, and capital raised in our initial public offering, which closed on August 2, 2016.

We operate in one segment for financial reporting purposes.

Results of Operations

Comparison of the Three Months Ended March 31, 2019 and 2018

The following table presents our results of operations for the periods indicated:

	Three Months Ended
	March 31,				Change
(In thousands)	2019		2018		$	%
Condensed Consolidated Statement		% of		% of
of Operations Data:		revenue		revenue
Revenue
Sales revenue	$30,831	82%	$23,647	88%	$7,184	30%
Rental revenue	6,786	18%	3,201	12%	3,585	112%
Total revenue	37,617	100%	26,848	100%	10,769	40%
Cost of revenue
Cost of sales revenue	9,412	25%	6,409	24%	3,003	47%
Cost of rental revenue	1,947	5%	900	3%	1,047	116%
Total cost of revenue	11,359	30%	7,309	27%	4,050	55%
Gross profit
Gross profit - sales revenue	21,419	57%	17,238	64%	4,181	24%
Gross profit - rental revenue	4,839	13%	2,301	9%	2,538	110%
Gross profit	26,258	70%	19,539	73%	6,719	34%
Operating expenses
Sales and marketing	17,391	47%	12,557	48%	4,834	38%
Research and development	1,281	3%	1,437	5%	(156)	(11)%
Reimbursement, general and administrative	9,388	25%	7,372	27%	2,016	27%
Total operating expenses	28,060	75%	21,366	80%	6,694	31%
Loss from operations	(1,802)	(5)%	(1,827)	(7)%	25	(1)%
Other income	161	—%	91	—%	70	77%
Loss before income taxes	(1,641)	(5)%	(1,736)	(7)%	95	(5)%
Income tax benefit	(3,113)	(8)%	(1,686)	(7)%	(1,427)	85%
Net income (loss)	$1,472	3%	$(50)	—%	$1,522	N.M. %

“N.M.” Not Meaningful

Revenues

Revenues increased $10.8 million, or 40%, to $37.6 million in the three months ended March 31, 2019, compared to $26.8 million in the three months ended March 31, 2018. The growth in revenues was attributable to an increase of approximately $9.6 million, or 39%, in sales and rentals of our Flexitouch system and an increase of approximately $1.2 million, or 51%, in sales and rentals of our Entre/Actitouch systems in the three months ended March 31, 2019. The increase in Flexitouch system sales and rentals was largely driven by expansion of our salesforce, growth in the Medicare channel, increased physician and patient awareness of the treatment options for lymphedema, and expanded contractual coverage with national and regional insurance payers. The increase in Entre/Actitouch systems sales and rentals was largely driven by the continued benefit from managing orders in-house and expanded contractual coverage with payers.  Additionally, the adoption of ASC 842 contributed 10 percentage points to our year-over-year total revenue growth for the three months ended March 31, 2019.

Revenues from the Veterans Administration represented 20% and 23% of total revenues in the three months ended March 31, 2019 and 2018, respectively. Revenues from Medicare represented 11% and 10% of total revenues in the three months ended March 31, 2019 and 2018, respectively.

The following table summarizes our revenues by product for the three months ended March 31, 2019 and 2018, both in dollars and percentage of total revenues:

	Three Months Ended
	March 31,		Change
(In thousands)	2019	2018	$	%
Revenues
Flexitouch system	$34,109	$24,530	$9,579	39%
Entre/Actitouch systems	3,508	2,318	1,190	51%
Total	$37,617	$26,848	$10,769	40%

Percentage of total revenues
Flexitouch system	91%	91%
Entre/Actitouch systems	9%	9%
Total	100%	100%

Our business is affected by seasonality. In the first quarter of each year, when most patients have started a new insurance year and have not yet met their annual out-of-pocket payment obligations, we experience substantially reduced demand for our products. We typically experience higher revenues in the third and fourth quarters of the year as a result of patients having paid their annual insurance deductibles in full, thereby reducing their out-of-pocket costs for our products, and because patients often spend the remaining balances in their healthcare flexible spending accounts at that time. This seasonality applies only to purchases and rentals of our products by patients covered by commercial insurance and is not relevant to Medicare, Medicaid, or the Veterans Administration, as those payers either do not have plans that have declining deductibles over the course of the plan year or do not have plans that include patient deductibles for purchases or rentals of our products.

Cost of Revenue and Gross Margin

Cost of revenue increased $4.1 million, or 55%, to $11.4 million in the three months ended March 31, 2019, compared to $7.3 million in the three months ended March 31, 2018. The increase in cost of revenue was primarily attributable to an increase in the number of Flexitouch systems sold/rented and ASC 842 leasing impact as well as additional manufacturing headcount to support increased volumes.

Sales gross margin was 70% of sales revenue in the three months ended March 31, 2019, compared to 73% of sales revenue in the three months ended March 31, 2018.  Rental gross margin was 71% of rental revenue in the three months ended March 31, 2019, compared to 72% of rental revenue in the three months ended March 31, 2018.  The gross margin decreases were primarily attributable to negative pricing effects related to the new large private insurer contract we entered into in July 2018, the composition of sales mix by payer and by product in comparison to the prior year, and amortization expense related to the newly licensed assets from Sun Scientific, Inc.

Sales and Marketing Expenses

Sales and marketing expenses increased $4.8 million, or 38%, to $17.4 million in the three months ended March 31, 2019, compared to $12.6 million in the three months ended March 31, 2018. The increase was primarily driven by a $3.3 million increase in personnel-related compensation expense due to increased sales and marketing headcount, including $0.5 million of incremental stock-based compensation expense. In addition, other sales and marketing expenses increased $1.5 million, driven by increased spending associated with field sales meetings, travel and entertainment, recruiting, and patient training expenses.

Research and Development Expenses

Research and development (“R&D”) expenses decreased $0.2 million, or 11%, to $1.3 million in the three months ended March 31, 2019, compared to $1.4 million in the three months ended March 31, 2018. The decrease was primarily attributable to the timing of clinical studies projects.

Reimbursement, General and Administrative Expenses

Reimbursement, general and administrative expenses increased $2.0 million, or 27%, to $9.4 million in the three months ended March 31, 2019, compared to $7.4 million in the three months ended March 31, 2018. This increase was primarily attributable to a $1.2 million increase in personnel-related compensation expense as a result of increased headcount in our reimbursement operations, payer development and corporate functions, including $0.7 million of incremental stock-based compensation expense. The increase in reimbursement, general and administrative expenses was also attributable to a $0.7 million increase in professional fees, legal expenses, facilities, and depreciation as well as $0.1 million in legal expenses specifically related to the defense of the ongoing lawsuit described in “Legal Proceedings” in this report.

Other Income, Net

Other income was $0.2 million and $0.1 million for the three months ended March 31, 2019 and 2018, respectively. The increase in other income was primarily due the accretion of discounts on purchases of marketable securities.

Income Taxes

We recorded an income tax benefit of $3.1 million and $1.7 million in the three months ended March 31, 2019 and 2018, respectively. The continued significant tax deductions related to tax benefits realized from the vesting of restricted stock units, the exercise of non-qualified stock options, and the disqualifying dispositions of incentive stock options and ESPP shares contributed to our net income for the three months ended March 31, 2019. The increase in the current period income tax benefit was due to increased tax-deductible share-based compensation activity recognized in the three months ended March 31, 2019.

Liquidity and Capital Resources

Cash Flows

At March 31, 2019, our principal sources of liquidity were cash and cash equivalents of $23.5 million, marketable securities of $21.4 million and net accounts receivable of $23.8 million, and the borrowing capacity available under our Credit Agreement.

The following table summarizes our cash flows for the periods indicated:

	Three Months Ended
	March 31,
(In thousands)	2019	2018
Net cash provided by (used in):
Operating activities	$1,273	$(2,173)
Investing activities	3,725	4,568
Financing activities	(1,549)	(1,050)
Net increase in cash and cash equivalents	$3,449	$1,345

Operating Activities

Net cash provided by operating activities during the three months ended March 31, 2019 was $1.3 million, resulting from net income of $1.5 million and non-cash net income adjustments of $1.5 million, which were offset by a net increase in operating assets and liabilities of $1.7 million. The non-cash net income adjustments consisted of $2.8 million of stock-based compensation expense and $1.0 million of depreciation and amortization expense, partially offset by deferred income tax changes of $2.3 million. The uses of cash related to changes in operating assets primarily consisted of increases in net investment in leases of $3.4 million, right of use operating lease assets of $3.4 million and income taxes receivable of $1.0 million, partially offset by a decrease in accounts receivable of $2.7 million. The changes in operating liabilities consisted of increases in right of use operating lease liabilities of $3.5 million and accounts payable of $0.7 million, partially offset by a decrease in accrued payroll and related taxes of $0.6 million. These changes occurred primarily due to the adoption of ASC 842.

Net cash used in operating activities in the three months ended March 31, 2018 was $2.2 million, resulting from a net loss of $0.1 million and a net increase in operating assets and liabilities of $4.1 million, partially offset by non-cash operating expenses of $2.0 million. The changes in net operating assets and liabilities were primarilty due to a $3.6 million increase in inventories, associated with the commercial launch of our next-generation Flexitouch system; a $1.8 million decrease in accrued payroll and related taxes, driven by the payment of 2017 bonuses; and a $1.8 million increase in income taxes receivable, driven by the tax benefit associated with tax-deductible stock-based compensation activity in that period, partially offset by a $3.4 million decrease in accounts receivable. The non-cash operating expenses primarily consisted of $1.5 million of stock-based compensation and $0.5 million of depreciation and amortization of equipment, leasehold improvements and patents.

Investing Activities

Net cash provided by investing activities during the three months ended March 31, 2019 was $3.7 million, primarly consisting of $4.5 million in maturities of marketable securities partially offset by $0.7 million in purchases of product tooling and computer and manufacturing equipment, leasehold improvements and furniture and fixtures.

Net cash provided by investing activities during the three months ended March 31, 2018 was $4.6 million, consisting primarily of $5.0 million in sales and maturities of marketable securities, offset by $0.4 million in purchases of product tooling and computer and manufacturing equipment.

Financing Activities

Net cash used in financing activities during the three months ended March 31, 2019 was $1.5 million, consisting of $2.4 million in taxes paid for the net share settlement of restricted stock units, offset by proceeds from exercises of common stock options of $0.9 million.

Net cash used in financing activities during the three months ended March 31, 2018 was $1.1 million, consisting of $1.2 million in taxes paid for the net share settlement of restricted stock units, offset by proceeds from exercises of common stock options of $0.1 million.

Credit Agreement

On August 3, 2018, we entered into a credit agreement with Wells Fargo Bank, National Association, which was amended by a First Amendment dated February 12, 2019 and a Waiver and Second Amendment dated March 25, 2019 (collectively, the “Credit Agreement”), which expires on August 3, 2021. The Credit Agreement provides for a $10.0 million revolving credit facility, with the ability to increase the amount of the revolving loans available and/or add one or more term loan facilities not to exceed an incremental $25.0 million, subject to satisfaction of certain conditions. As of March 31, 2019, and the date on which we filed this report, we did not have any outstanding borrowings under the Credit Agreement.

Our obligations under the Credit Agreement are secured by a security interest in substantially all of our and our subsidiaries’ assets and are also guaranteed by our subsidiaries. The Credit Agreement contains a number of restrictions and covenants, including that we maintain compliance with a maximum leverage ratio and a minimum liquidity covenant. As of March 31, 2019, we were in compliance with all financial covenants under the Credit Agreement. For additional information on the Credit Agreement, see Note 9 – “Credit Agreement” to the condensed consolidated financial statements in this report.

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

We believe our cash, cash equivalents, marketable securities and cash flows from operations together with the Credit Agreement will be sufficient to meet our working capital and capital expenditure requirements for at least the next twelve months.

Inflation and changing prices did not have a material effect on our business during the three months ended March 31, 2019, and we do not expect that inflation or changing prices will materially affect our business for at least the next twelve months.

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

Contractual and Commercial Commitments Summary

Our contractual obligations and commercial commitments as of March 31, 2019 are summarized below:

	Payments Due By Period
		Less Than			More Than
(In thousands)	Total	1 Year	1-3 Years	3-5 Years	5 Years
Purchase commitments (1)	$19,505	$19,505	$—	$—	$—
Operating lease obligations (2)	3,694	1,290	1,653	751	—
Future product royalties (3)	3	3	—	—	—
Total	$23,202	$20,798	$1,653	$751	$—

(1)	We issued purchase orders prior to March 31, 2019 totaling $19.5 million for goods that we expect to receive between April and December of 2019.
(2)

We currently lease approximately 52,000 square feet of office space for our corporate headquarters in Minneapolis, Minnesota, under a lease that expires in July 2021 and 44,000 square feet of office, assembly and warehouse space at another leased facility in Minneapolis, Minnesota, under a lease that expires in February 2024. We entered into a lease in October 2018 for approximately 110,000 square feet of office space for our future corporate headquarters in Minneapolis, Minnesota, which will commence upon our move, which is expected to occur in the fourth quarter of 2019. That lease expires in February 2030. As of March 31, 2019, we have lease commitments of $19.9 millions related to our future headquarters that are not included in the table above, since we have not yet recognized it as an operating lease. As the lessee, we are involved in providing guidance to the lessor for related improvements, however these improvements are managed and owned by the lessor. We entered into a fleet vehicle program for certain members of our field sales organization in 2016. At March 31, 2019, we had 40 vehicles under this program with current lease commitments. Furthermore, we lease office equipment from time-to-time based on our needs and these commitments are classified as operating leases.

(3)

We are required to make quarterly royalty payments to a third-party for our Actitouch system revenue through August 2023. Beginning in September 2017, the payments are equal to 6% of our quarterly revenues attributable to our Actitouch system. In any year that these revenues exceed $40.0 million, we are required to pay 7% on revenues over $40.0 million and 6% on revenues of $40.0 million and under. Because our revenues attributable to our Actitouch system, and therefore the amount of royalty payments we will be required to pay in the future, are unknown, this amount only reflects royalties due associated with a portion of our 2019 Actitouch revenues.

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

Subject to certain conditions, as an emerging growth company we also were able to rely on certain of the exemptions and reduced reporting requirements of the JOBS Act, including without limitation, from providing an auditor's attestation report on our system of internal control over financial reporting pursuant to Section 404(b) of the Sarbanes-Oxley Act of 2002 and from complying with any requirement that may be adopted by the Public Company Accounting Oversight Board regarding mandatory audit firm rotation or a supplement to the auditor's report providing additional information about the audit and the financial statements, known as the auditor discussion and analysis. Because the market value of our common stock that was held by non-affiliates as of the last business day of our second fiscal quarter of 2018 exceeded $700 million, we were deemed a large accelerated filer and no longer qualify as an emerging growth company as of December 31, 2018. As a result, we no longer are able to take advantage of the extended transition period for the adoption of certain accounting standards or of the reduced disclosure and other benefits available to emerging growth companies, including our exemption from providing our auditor’s attestation on our system of internal control over financial reporting, which was included for the first time our Annual Report on Form 10-K for the year ended December 31, 2018.

Critical Accounting Policies and Estimates

A “critical accounting policy” is one that is both important to the portrayal of our financial condition and results and requires management’s most subjective or complex judgments, often as a result of the need to make estimates about the effect of items that are inherently uncertain. For additional information, please see the discussion of our significant accounting policies under “Critical Accounting Policies and Significant Estimates” in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2018.

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

Inflation

Inflationary factors, such as increases in our cost of revenue, sales and marketing expenses and reimbursement expenses, may adversely affect our operating results. Although we do not believe that inflation has had a material impact on our financial condition or results of operations to date, a high rate of inflation in the future may have an adverse effect on our ability to maintain and increase our gross margin, and on our sales and marketing and reimbursement expenses as a percentage of our revenues, if the selling and rental prices of our products do not increase as much or more than these increased costs.

Credit Risk

As of March 31, 2019 and December 31, 2018, our cash, cash equivalents and marketable securities were maintained with three financial institutions in the United States.

Our accounts receivable primarily relate to revenues from the sale and rental of our products to patients in the United States. As of March 31, 2019 and 2018, our accounts receivable and net investment in leases were $27.2 million and $17.2 million, respectively. We had accounts receivable from three insurers representing approximately 30%, 14% and 8% of accounts receivable as of March 31, 2019, and we had accounts receivable from three insurance companies representing approximately 25%, 17% and 6% of accounts receivable as of March 31, 2018.

Foreign Currency Risk

Our business is conducted in U.S. dollars and international transactions have been minimal. As we begin building relationships to commercialize and distribute our products internationally, our results of operations and cash flows may become increasingly subject to changes in foreign currency exchange rates.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2019. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 31, 2019, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There was no change in the Company’s internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, that occurred during the quarter ended March 31, 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

From time to time, we are subject to various claims and legal proceedings arising in the ordinary course of business. Regardless of outcome, litigation can have an adverse impact on us because of defense and settlement costs, diversion of management resources, and other factors.

On February 13, 2019, we were served with a sealed amended complaint venued in the United States District Court in the Southern District of Texas, Houston Division, captioned United States ex rel Veterans First Medical Supply, LLC vs. Tactile Medical Systems Technology, Inc., Case No. 18-2871, which had been filed on January 23, 2019. The complaint was unsealed on March 20, 2019. The complaint is a qui tam action on behalf of the United States brought by one of our competitors. The United States has declined to intervene in this action. The complaint alleges that we violated the Federal Anti-Kickback Statute claiming that we submitted false claims and made false statements in connection with the Medicare and Medicaid programs, and that we engaged in unlawful retaliation in violation of the Federal False Claims Act. The complaint seeks damages, statutory penalties, attorneys’ fees, treble damages and costs. We filed a motion to dismiss on April 5, 2019. We believe that the allegations in the lawsuit are without merit and we intend to continue to vigorously defend against the lawsuit.

Item 1A. Risk Factors.

In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the factors discussed in “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2018, which could materially affect our business, financial condition or future results. There have been no material changes in our risk factors from those disclosed in that report.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Recent Sales of Unregistered Securities

(a)	Issuances of Preferred Stock

None.

(b)	Issuances of Common Stock

None.

Use of Proceeds from Registered Securities

On August 2, 2016, we issued and sold 4,120,000 shares of our common stock in the initial public offering at a public offering price of $10.00 per share, for aggregate gross proceeds of $41.2 million. All of the shares issued and sold in the initial public offering were registered under the Securities Act of 1933, as amended, pursuant to a Registration Statement on Form S-1 (File No. 333-209115), which was declared effective by the SEC on July 27, 2016. The offering terminated on August 2, 2016.

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

At March 31, 2019, the net proceeds from our initial public offering were held in a diversified portfolio of bank deposits, government money market funds, government securities (U.S. Treasury and U.S. government agency securities), and high-grade short-term corporate bonds. All investments were in compliance with our Investment Policy and are highly liquid, with liquidity and capital preservation being the primary investment objectives. There has been no material change in our planned uses of the net proceeds from those described in the Prospectus dated July 27, 2016.

Item 3. Defaults Upon Senior Securities.

Not applicable.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

The exhibits filed as part of this Quarterly Report on Form 10-Q are set forth on the Exhibit Index below.

EXHIBIT INDEX

Incorporated by Reference
Exhibit			File		Exhibit	Filed
Number	Description of Exhibit	Form	Number	Date of Filing	Number	Herewith
3.1	Fourth Amended and Restated Certificate of Incorporation	S-1	333-209115	06/09/2016	3.1
3.2	Amended and Restated By-laws	S-1	333-209115	05/06/2016	3.2

10.1	First Amendment to Credit Agreement, dated as of February 12, 2019, by and among Tactile Systems Technology, Inc., the lenders party thereto and Wells Fargo Bank, National Association	10-K	001-37799	02/28/2019	10.33

10.2	Waiver and Second Amendment to Credit Agreement, dated as of March 25, 2019, by and among Tactile Systems Technology, Inc., the lenders party thereto and Wells Fargo Bank, National Association					X

10.3	Form of Restricted Stock Unit Award Agreement under the 2016 Equity Incentive Plan (to be used for awards beginning in 2019)					X

10.4	Form of Performance Stock Unit Agreement under the 2016 Equity Incentive Plan (to be used for awards beginning in 2019)					X

10.5	Non-Employee Director Compensation Policy	10-K	001-37799	02/28/2019	10.21

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) / 15d-14(a) of the Securities Exchange Act of 1934, as amended					X

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) / 15d-14(a) of the Securities Exchange Act of 1934, as amended					X

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

101.1

The following condensed consolidated financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2019, formatted in XBRL: (i) Balance Sheets (unaudited), (ii) Statements of Operations (unaudited), (iii) Statements of Comprehensive Income (unaudited); (iv) Statements of Stockholders’ Equity (unaudited), (v) Statements of Cash Flows (unaudited), and (vi) Notes to the Condensed Consolidated Financial Statements.

X

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Tactile Systems Technology, Inc.

Date: May 6, 2019	By:	/s/ Brent A. Moen
Brent A. Moen
Chief Financial Officer
(Principal financial and accounting officer)