Form 10-Q
period 2019-09-30
TACTILE SYSTEMS TECHNOLOGY INC
filed 2019-11-04
CIK 1027838

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2019

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File Number 001-37799

Tactile Systems Technology, Inc.

(Exact name of registrant as specified in its charter)

Delaware	3701 Wayzata Blvd, Suite 300	41-1801204
(State or other jurisdiction of incorporation or organization)	Minneapolis, Minnesota 55416	(I.R.S. employer identification number)
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

19,028,450 shares of common stock, par value $0.001 per share, were outstanding as of October 31, 2019.

Forward-Looking Information

All statements, other than statements of historical facts, contained in this Quarterly Report on Form 10-Q, including statements regarding our business, operations and financial performance and condition, as well as our plans, objectives and expectations for our business, operations and financial performance and condition, are forward-looking statements. In some cases, you can identify forward-looking statements by the following words: "anticipate," "believe," "continue," "could," "estimate," "expect," "intend," "may," "might," "target," "ongoing," "plan," "potential," "predict," "project," "should," "will," "would," or the negative of these terms or other comparable terminology, although not all forward-looking statements contain these words. Forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our results, levels of activity, performance or achievements to be materially different from the information expressed or implied by the forward-looking statements in this Quarterly Report on Form 10-Q. These risks, uncertainties and other factors include, but are not limited to:

●	the adequacy of our liquidity to pursue our business objectives;
●	our ability to obtain reimbursement from third party payers for our products;
●	loss or retirement of key executives;
●	adverse economic conditions or intense competition;
●	loss of a key supplier;
●	entry of new competitors and products;
●	adverse federal, state and local government regulation;
●	technological obsolescence of our products;
●	technical problems with our research and products;
●	our ability to expand our business through strategic acquisitions;
●	our ability to integrate acquisitions and related businesses;
●	price increases for supplies and components;
●	the effects of current and future U.S. and foreign trade policy and tariff actions; and
●	the inability to carry out research, development and commercialization plans.

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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

Tactile Systems Technology, Inc.
Condensed Consolidated Balance Sheets
(Unaudited)
	September 30,	December 31,
(In thousands, except share and per share data)	2019	2018
Assets
Current assets
Cash and cash equivalents	$19,814	$20,099
Marketable securities	24,920	25,786
Accounts receivable, net	27,681	24,332
Net investment in leases	7,628	—
Inventories	16,882	11,189
Income taxes receivable	3,847	1,793
Prepaid expenses and other current assets	1,956	1,762
Total current assets	102,728	84,961
Non-current assets
Property and equipment, net	7,499	4,810
Right of use operating lease assets	15,204	—
Intangible assets, net	5,074	5,339
Medicare accounts receivable, non-current	3,025	1,884
Deferred income taxes	8,840	8,820
Other non-current assets	1,405	1,257
Total non-current assets	41,047	22,110
Total assets	$143,775	$107,071
Liabilities and Stockholders' Equity
Current liabilities
Accounts payable	$6,289	$5,110
Accrued payroll and related taxes	11,336	7,421
Accrued expenses	3,696	2,785
Operating lease liabilities	1,990	—
Other current liabilities	817	760
Total current liabilities	24,128	16,076
Non-current liabilities
Accrued warranty reserve, non-current	2,227	1,725
Income taxes, non-current	54	—
Operating lease liabilities, non-current	13,399	—
Total non-current liabilities	15,680	1,725
Total liabilities	39,808	17,801

Commitments and Contingencies (see Note 10)

Stockholders’ equity:
Preferred stock, $0.001 par value, 50,000,000 shares authorized; none issued and outstanding as of September 30, 2019 and December 31, 2018	—	—
Common stock, $0.001 par value, 300,000,000 shares authorized; 19,016,032 shares issued and outstanding as of September 30, 2019; 18,631,125 shares issued and outstanding as of December 31, 2018	19	19
Additional paid-in capital	87,524	79,554
Retained earnings	16,393	9,705
Accumulated other comprehensive income (loss)	31	(8)
Total stockholders’ equity	103,967	89,270
Total liabilities and stockholders’ equity	$143,775	$107,071

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Tactile Systems Technology, Inc.
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands, except share and per share data)	2019	2018	2019	2018
Revenue
Sales revenue	$42,882	$32,969	$112,503	$87,731
Rental revenue	6,730	3,353	19,926	9,572
Total revenue	49,612	36,322	132,429	97,303
Cost of revenue
Cost of sales revenue	12,233	9,153	33,231	24,275
Cost of rental revenue	2,006	988	6,062	2,785
Total cost of revenue	14,239	10,141	39,293	27,060
Gross profit
Gross profit - sales revenue	30,649	23,816	79,272	63,456
Gross profit - rental revenue	4,724	2,365	13,864	6,787
Gross profit	35,373	26,181	93,136	70,243
Operating expenses
Sales and marketing	20,737	15,632	56,546	42,641
Research and development	1,467	1,223	3,982	3,949
Reimbursement, general and administrative	9,966	7,956	28,159	22,799
Total operating expenses	32,170	24,811	88,687	69,389
Income from operations	3,203	1,370	4,449	854
Other income	160	128	480	351
Income before income taxes	3,363	1,498	4,929	1,205
Income tax expense (benefit)	932	(248)	(1,759)	(3,063)
Net income	$2,431	$1,746	$6,688	$4,268
Net income per common share
Basic	$0.13	$0.10	$0.35	$0.23
Diluted	$0.12	$0.09	$0.34	$0.22
Weighted-average common shares used to compute net income per common share
Basic	18,981,015	18,344,956	18,870,622	18,166,999
Diluted	19,641,853	19,525,686	19,630,721	19,328,947

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Tactile Systems Technology, Inc.
Condensed Consolidated Statements of Comprehensive Income
(Unaudited)
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands)	2019	2018	2019	2018
Net income	$2,431	$1,746	$6,688	$4,268
Other comprehensive (loss) income:
Unrealized (loss) gain on marketable securities	(13)	10	51	29
Income tax related to items of other comprehensive (loss) income	4	(3)	(12)	(16)
Total other comprehensive (loss) income	(9)	7	39	13
Comprehensive income	$2,422	$1,753	$6,727	$4,281

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Tactile Systems Technology, Inc.
Condensed Consolidated Statements of Stockholders’ Equity
(Unaudited)
					Accumulated
			Additional		Other
	Common Stock		Paid-In	Retained	Comprehensive	Treasury
(In thousands, except share data)	Shares	Par Value	Capital	Earnings	(Loss) Income	Stock	Total
Balances, December 31, 2017	17,846,379	$18	$70,224	$3,082	$(44)	$(493)	$72,787
Stock-based compensation	—	—	5,638	—	—	—	5,638
Exercise of common stock options and vesting of restricted stock units	536,125	—	1,218	—	—	—	1,218
Taxes paid for net share settlement of restricted stock units	(56,469)	—	(1,922)	—	—	—	(1,922)
Treasury stock issued for option exercises	26,086	—	(493)	—	—	493	—
Common shares issued for employee stock purchase plan	63,578	—	1,416	—	—	—	1,416
Comprehensive income for the period	—	—	—	4,268	13	—	4,281
Balances, September 30, 2018	18,415,699	$18	$76,081	$7,350	$(31)	$—	$83,418

Balances, December 31, 2018	18,631,125	19	79,554	9,705	(8)	—	89,270
Stock-based compensation	—	—	7,387	—	—	—	7,387
Exercise of common stock options and vesting of restricted stock units	398,477	—	1,838	—	—	—	1,838
Taxes paid for net share settlement of restricted stock units	(56,956)	—	(3,107)	—	—	—	(3,107)
Common shares issued for employee stock purchase plan	43,386	—	1,852	—	—	—	1,852
Comprehensive income for the period	—	—	—	6,688	39	—	6,727
Balances, September 30, 2019	19,016,032	$19	$87,524	$16,393	$31	$—	$103,967

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Tactile Systems Technology, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)
	Nine Months Ended
	September 30,
(In thousands)	2019	2018
Cash flows from operating activities
Net income	$6,688	$4,268
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,583	2,474
Deferred income taxes	(31)	(1,411)
Stock-based compensation expense	7,387	5,638
Loss on disposal of equipment	—	3
Changes in assets and liabilities:
Accounts receivable	(3,349)	(2,556)
Net investment in leases	(7,628)	—
Inventories	(5,693)	(3,879)
Income taxes	(2,051)	(2,090)
Prepaid expenses and other assets	(418)	(1,358)
Right of use operating lease assets	107	—
Medicare accounts receivable, non-current	(1,141)	1,707
Accounts payable	979	(508)
Accrued payroll and related taxes	3,915	1,586
Accrued expenses and other liabilities	1,073	(190)
Net cash provided by operating activities	2,421	3,684
Cash flows from investing activities
Proceeds from sales of securities available-for-sale	—	2,000
Proceeds from maturities of securities available-for-sale	16,000	11,000
Purchases of securities available-for-sale	(14,859)	(14,792)
Purchases of property and equipment	(4,276)	(2,384)
Intangible assets costs	(154)	(1,052)
Net cash used in investing activities	(3,289)	(5,228)
Cash flows from financing activities
Taxes paid for net share settlement of restricted stock units	(3,107)	(1,922)
Proceeds from exercise of common stock options	1,838	1,218
Proceeds from the issuance of common stock from the employee stock purchase plan	1,852	1,416
Net cash provided by financing activities	583	712
Net decrease in cash and cash equivalents	(285)	(832)
Cash and cash equivalents – beginning of period	20,099	23,968
Cash and cash equivalents – end of period	$19,814	$23,136

Supplemental cash flow disclosure
Cash paid for interest	$—	$3
Cash paid for taxes	$326	$448
Capital expenditures incurred but not yet paid	$801	$184

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

Our business is affected by seasonality. In the first quarter of each year, when most patients have started a new insurance year and have not yet met their annual out-of-pocket payment obligations, we experience substantially reduced demand for our products. We typically experience higher revenue in the third and fourth quarters when patients have met their annual insurance deductibles, thereby reducing their out-of-pocket costs for our products, and because patients desire to exhaust their flexible spending accounts at year end. This seasonality applies only to purchases and rentals of our products by patients covered by commercial insurance and is not relevant to Medicare or the Veterans Administration, as those payers either do not have plans that have declining deductibles over the course of the plan year and/or do not have plans that include patient deductibles for purchases or rentals of our products.

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

The results for the nine months ended September 30, 2019, are not necessarily indicative of results to be expected for the year ending December 31, 2019, or for any other interim period or for any future year. The condensed consolidated interim financial statements should be read in conjunction with the audited financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2018.

Principles of Consolidation

The accompanying unaudited condensed consolidated financial statements include the accounts of Tactile Systems Technology, Inc. and its wholly owned subsidiary, Swelling Solutions, Inc. All intercompany balances and transactions have been eliminated in consolidation.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and to disclose contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

Comprehensive Income

Comprehensive income reflects the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. Our comprehensive income represents net income adjusted for unrealized gains and losses on available-for-sale marketable securities and the related taxes.

JOBS Act Accounting Election

Prior to December 31, 2018, we were an “emerging growth company” as defined by the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”). As a result, we were eligible to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies. We elected to take advantage of the extended transition period for adopting new or revised accounting standards that have different effective dates for public and private companies until such time as those standards would otherwise apply to private companies. However, as of the last business day of our second fiscal quarter of 2018, the market value of our common stock that was held by non-affiliates exceeded $700.0 million, and as a result, we no longer qualified as an emerging growth company as of December 31, 2018, and are no longer able to take advantage of certain exemptions, including, the extended transition period for adopting new or revised accounting standards and our exemption from providing our auditor’s attestation on our system of internal control over financial reporting, which was included for the first time in our Annual Report on Form 10-K for the year ended December 31, 2018.

Note 3. Summary of Significant Accounting Policies

Significant Accounting Policies

Excluding the adoption of Accounting Standards Codification (“ASC”) 842 – Leases, as described below, there were no material changes in our significant accounting policies during the nine months ended September 30, 2019. See Note 3 – “Summary of Significant Accounting Policies” to the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2018, for information regarding our significant accounting policies.

Recent Accounting Pronouncements

In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-02, “Leases” (Topic 842) (“ASC 842”), which supersedes the then-existing guidance for lease accounting, “Leases” (Topic 840) (“ASC 840”). ASC 842 requires lessees to recognize a lease liability and a right of use asset for all leases that extend beyond one year. As a result of our change in filing status, we adopted this standard using the modified retrospective transition approach at the adoption date of January 1, 2019. This approach did not require restatement of previous periods. We completed a qualitative and quantitative assessment of our leases from both a lessee and lessor perspective. As part of our process, we elected to utilize certain practical expedients that were provided for transition relief. Accordingly, we did not reassess expired or existing contracts, lease classifications or related initial direct costs as part of our assessment process for either lessee or lessor leases. Additionally, we elected the practical expedient to treat lease and nonlease components of fixed payments due to the lessor as one, and therefore no separate allocation was required on the initial implementation date of January 1, 2019, and thereafter. The adoption of this standard, from a lessee perspective, resulted in us recording right of use (“ROU”) operating lease assets and operating lease liabilities of approximately $3.1 million on the Condensed Consolidated Balance Sheet as of January 1, 2019, with no impact to retained earnings. In addition, we elected as an accounting policy, not to record leases with an initial term of less than 12 months. From a lessor perspective, the application of ASC 842 to our rental revenue, which was recognized as month-to-month, cancelable leases in accordance with ASC 840 through December 31, 2018, resulted in recognizing rental revenue as a sales-type lease under ASC 842 thereafter. Rental sales agreements that commenced prior to December 31, 2018, continue to be recognized as month-to-month, cancelable leases until they are completed, as we elected the practical expedient to not reassess the lease classification for leases in existence upon adoption. As such, rental agreements commencing after January 1, 2019, were recorded as sales-type leases with the associated revenue and cost of revenue recognized on the lease commencement date and a corresponding net investment in leases on the Condensed Consolidated Balance Sheet. (See Note 10 – “Commitments and Contingencies” and Note 12 – “Revenue” for additional information and required disclosures.)

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

In August 2018, the FASB issued ASU No. 2018-15, Intangibles – Goodwill and Other – Internal-Use Software (“ASU 2018-15”), which aligns the accounting for implementation costs incurred in a cloud computing arrangement that is a service contract with the guidance on capitalizing costs associated with developing or obtaining internal-use software. We early adopted this ASU effective January 1, 2019, and it did not have a material impact on the condensed consolidated financial statements.

Note 4. Marketable Securities

Our investments in marketable securities, all of which have original contractual maturities of ten to twenty-four months, are classified as available-for-sale and consist of the following:

	At September 30, 2019
	Amortized	Unrealized		Fair
(In thousands)	Cost	Gains	Losses	Value
U.S. government and agency obligations	$22,392	$26	$—	$22,418
Corporate debt securities	2,487	15	—	2,502
Marketable securities	$24,879	$41	$—	$24,920

	At December 31, 2018
	Amortized	Unrealized		Fair
(In thousands)	Cost	Gains	Losses	Value
U.S. government and agency obligations	$19,332	$5	$17	$19,320
Corporate debt securities	6,464	7	5	6,466
Marketable securities	$25,796	$12	$22	$25,786

Net pre-tax unrealized gains for marketable securities at September 30, 2019, were recorded as a component of accumulated other comprehensive income in stockholders' equity. There were no sales of marketable securities during the nine months ended September 30, 2019.

There were no marketable securities in an unrealized loss position at September 30, 2019.

At December 31, 2018, unrealized losses and the fair value of marketable securities aggregated by investment category and the length of time the securities were in a continuous loss position, were as follows:

	At December 31, 2018
	Less than 12 months		12 months or more		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(In thousands)	Value	Losses	Value	Losses	Value	Losses
U.S. government and agency obligations	$11,884	$11	$2,993	$6	$14,877	$17
Corporate debt securities	2,993	3	999	2	3,992	5
Marketable securities	$14,877	$14	$3,992	$8	$18,869	$22

Note 5. Inventories

Inventories consisted of the following:

(In thousands)	At September 30, 2019	At December 31, 2018
Finished goods	$6,261	$5,318
Component parts and work-in-process	10,621	5,871
Total inventories	$16,882	$11,189

Note 6. Intangible Assets

Our patents and other intangible assets, all of which are subject to amortization, are summarized as follows:

	Weighted-	At September 30, 2019			At December 31, 2018
	Average	Gross			Gross
	Amortization	Carrying	Accumulated	Net	Carrying	Accumulated	Net
(In thousands)	Period	Amount	Amortization	Amount	Amount	Amortization	Amount
Patents	11 years	$4,406	$328	$4,078	$4,253	$71	$4,182
Defensive intangible assets	5 years	1,126	224	902	1,126	82	1,044
Customer accounts	4 years	125	31	94	125	12	113
Total		$5,657	$583	$5,074	$5,504	$165	$5,339

Amortization expense was $0.1 million for each of the three months ended September 30, 2019 and 2018, and $0.4 million and $0.2 million for the nine months ended September 30, 2019 and 2018, respectively. Future amortization expenses are expected as follows:

(In thousands)
2019 (October 1 - December 31)	$140
2020	558
2021	558
2022	558
2023	490
Thereafter	2,770
Total	$5,074

Note 7. Accrued Expenses

Accrued expenses consisted of the following:

(In thousands)	At September 30, 2019	At December 31, 2018
Warranty	$1,053	$841
Legal and consulting	636	319
Travel and business	662	557
Headquarter related costs	482	—
Sales and use tax	223	115
Acquisition earn-out	—	375
Deferred rent	—	155
Other	640	423
Total	$3,696	$2,785

Note 8. Warranty Reserves

The activity in the warranty reserve during and as of the end of the reporting periods presented was as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands)	2019	2018	2019	2018
Beginning balance	$3,002	$2,102	$2,566	$1,672
Warranty provision	664	429	1,677	1,286
Processed warranty claims	(386)	(245)	(963)	(672)
Ending balance	$3,280	$2,286	$3,280	$2,286

Accrued warranty reserve, current	$1,053	$726	$1,053	$726
Accrued warranty reserve, non-current	2,227	1,560	2,227	1,560
Total accrued warranty reserve	$3,280	$2,286	$3,280	$2,286

Note 9. Credit Agreement

On August 3, 2018, we entered into a credit agreement with Wells Fargo Bank, National Association, which was amended by a First Amendment dated February 12, 2019, a Waiver and Second Amendment dated March 25, 2019, and a Third Amendment dated August 2, 2019 (collectively, the “Credit Agreement”), which expires on August 3, 2021.

The Credit Agreement provides for a $10.0 million revolving credit facility. Subject to satisfaction of certain conditions, we may increase the amount of the revolving loans available under the Credit Agreement and/or add one or more term loan facilities in an amount not to exceed an incremental $25.0 million in the aggregate, such that the total aggregate principal amount of loans available under the Credit Agreement (including under the revolving credit facility) does not exceed $35.0 million. As of September 30, 2019, and the date on which we filed this report, we did not have any outstanding borrowings under the Credit Agreement.

Our obligations under the Credit Agreement are secured by a security interest in substantially all of our and our subsidiaries’ assets and are also guaranteed by our subsidiaries. The Credit Agreement contains a number of restrictions and covenants, including that we maintain compliance with a maximum leverage ratio and a minimum liquidity covenant. As of September 30, 2019, we were in compliance with all financial covenants under the Credit Agreement.

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

Buildings

We lease certain office and warehouse space at various locations in the United States where we provide services. These leases are typically greater than one year with fixed, escalating rents over the noncancelable terms and, therefore, ROU operating lease assets and operating lease liabilities are recorded on the Condensed Consolidated Balance Sheet, with rent expense to be recognized on a straight-line basis over the term of the lease. The remaining lease terms vary from approximately one to ten years as of September 30, 2019.

In March 2008, we entered into a noncancelable operating lease agreement for building space for our previous corporate headquarters that provides for monthly rent, real estate taxes and operating expenses that was subsequently extended to July 31, 2021. This space is included in our ROU operating lease assets and operating lease liabilities. We are in the process of negotiating a buy-out of the lease for these premises due to our move in September to our new headquarters.

We entered into a lease (“initial lease”) in October 2018 for approximately 80,000 square feet of office space for our new corporate headquarters in Minneapolis, Minnesota. In December 2018, we amended the initial lease to add 29,000 square feet of additional office space, which is accounted for as a separate lease (“second lease”) in accordance with ASC 842. The initial and second leases expire in February 2030. The portion of the space under the initial lease was placed in service in September 2019. This portion was recognized as an operating lease and included in the ROU operating lease assets and operating lease liabilities on the Condensed Consolidated Balance Sheet.  The portion of the space covered under the second lease is expected to be occupied and commence in the second half of 2020.

Vehicles

We lease vehicles for certain members of our field sales organization under a vehicle fleet program whereby the initial, noncancelable lease is for a term of 367 days, thus more than one year. Subsequent to the initial term, the lease becomes a month-to-month, cancelable lease. As of September 30, 2019, we had approximately 75 vehicles with agreements within the initial, noncancelable lease term that are recorded as ROU operating lease assets and operating lease liabilities. In addition to monthly rental fees specific to the vehicle, there are fixed monthly nonlease components that have been included in the ROU operating lease assets and operating lease liabilities. The nonlease components are not significant.

Computer and Office Equipment

We also have operating lease agreements for certain computer and office equipment. The remaining lease terms at the ASC 842 adoption date of January 1, 2019, ranged from less than one year to approximately five years with fixed monthly payments that are included in the ROU operating lease assets and operating lease liabilities. The leases provide an option to purchase the related equipment at fair market value at the end of the lease. The lease will automatically renew as a month-to-month rental at the end of the lease if the equipment is not purchased or returned.

Lease Position, Undiscounted Cash Flow and Supplemental Information

The table below presents information related to our ROU operating lease assets and operating lease liabilities that we have recorded:

(In thousands)	At September 30, 2019
Right of use operating lease assets	$15,204

Operating lease liabilities:
Current	$1,990
Non-current	13,399
Total	$15,389

Operating leases:
Weighted average remaining lease term	8.8 years
Weighted average discount rate (1)	5.10%

Nine Months Ended
September 30, 2019
Supplemental cash flow information for our operating leases:
Cash paid for operating lease liabilities	$1,147
Non-cash right of use assets obtained in exchange for new operating lease obligations	$16,296

(1) Discount rates were established as of January 1, 2019, the adoption date of ASC 842, and as of September 16, 2019 the commencement date of the initial lease for our new headquarters.

The table below reconciles the undiscounted cash flows under the operating lease liabilities recorded on the Condensed Consolidated Balance Sheet for the periods presented:

(In thousands)
2019 (October 1 - December 31)	$766
2020	2,666
2021	2,137
2022	1,894
2023	1,852
Thereafter	9,974
Total minimum lease payments	19,289
Less: Amount of lease payments representing interest	(3,900)
Present value of future minimum lease payments	15,389
Less: Current obligations under operating lease liabilities	(1,990)
Non-current obligations under operating lease liabilities	$13,399

As of September 30, 2019, we have additional lease commitments of $5.2 million related to the second lease of our new headquarters. As the lessee we are involved in providing guidance to the lessor for related improvements, however these improvements are managed and owned by the lessor.

Operating lease costs accounted for under ASC 842 were $0.6 million and $1.3 million for the three and nine months ended September 30, 2019, respectively. Rent expense accounted for under ASC 840 was $0.4 million and $1.2 million for the three and nine months ended September 30, 2018, respectively.

Major Vendors

We had purchases from two major vendors that accounted for 42% and 37% of our total purchases for the three and nine months ended September 30, 2019, respectively. We had purchases from two major vendors that accounted for 45% and 41% of our total purchases for the three and nine months ended September 30, 2018, respectively.

Purchase Commitments

We issued purchase orders prior to September 30, 2019, totaling $35.1 million for goods that we expect to receive within the next year.

Retirement Plan

We maintain a 401(k) retirement plan for our employees in which eligible employees can contribute a percentage of their pre-tax compensation. Discretionary contributions to the 401(k) plan totaled $0.1 million for each of the three months ended September 30, 2019 and 2018, and $0.2 million for each of the nine months ended September 30, 2019 and 2018.

Note 11. Stockholders' Equity

Stock-Based Compensation

Our 2016 Equity Incentive Plan (the “2016 Plan”) authorizes us to grant stock options, stock appreciation rights, restricted stock, stock units and other stock-based awards to employees, non-employee directors and certain consultants and advisors. There were up to 4,800,000 shares of our common stock initially reserved for issuance pursuant to the 2016 Plan. The 2016 Plan provides that the number of shares reserved and available for issuance under the 2016 Plan will automatically increase annually on January 1 of each calendar year, commencing in 2017 and ending on and including January 1, 2026, by an amount equal to the lesser of: (a) 5% of the number of common shares of stock outstanding as of December 31 of the immediately preceding calendar year, or (b) 2,500,000 shares; provided, however, that our Board of Directors may determine that any annual increase be a lesser number. In addition, all awards granted under our 2007 Omnibus Stock Plan and our 2003 Stock Option Plan that were outstanding when the 2016 Plan became effective and that are forfeited, expired, cancelled, settled for cash or otherwise not issued, will become available for issuance under the 2016 Plan. Pursuant to the automatic increase feature of the 2016 Plan, 892,318 and 841,686 shares were added as available for issuance thereunder on January 1, 2018 and 2017, respectively. Our Board of Directors exercised its prerogative to forego the automatic increase on January 1, 2019. As of September 30, 2019, 5,116,012 shares were available for future grant pursuant to the 2016 Plan.

Upon adoption and approval of the 2016 Plan, all of our previous equity incentive compensation plans were terminated. However, existing awards under those plans continue to vest in accordance with the original vesting schedules and will expire at the end of their original terms.

We recorded stock-based compensation expense of $2.3 million and $2.4 million for the three months ended September 30, 2019 and 2018, respectively, and $7.4 million and $5.6 million for the nine months ended September 30, 2019 and 2018, respectively. This expense was allocated as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands)	2019	2018	2019	2018
Cost of revenue	$75	$69	$249	$178
Sales and marketing expenses	1,029	834	3,262	2,272
Research and development expenses	95	52	275	146
Reimbursement, general and administrative expenses	1,131	1,425	3,601	3,042
Total stock-based compensation expense	$2,330	$2,380	$7,387	$5,638

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

Stock-based compensation expense included in the Condensed Consolidated Statements of Operations for stock options was $0.6 million and $0.8 million for the three months ended September 30, 2019 and 2018, respectively, and $2.0 million and $1.8 million for the nine months ended September 30, 2019 and 2018, respectively.

At September 30, 2019, there was approximately $5.9 million of total unrecognized pre-tax stock option expense under our equity compensation plans, which is expected to be recognized on a straight-line basis over a weighted-average period of 2.6 years.

Our stock option activity for the nine months ended September 30, 2019, was as follows:

		Weighted-	Weighted-
		Average	Average	Aggregate
	Options	Exercise Price	Remaining	Intrinsic
(In thousands except options and per share data)	Outstanding	Per Share (1)	Contractual Life	Value (2)
Balance at December 31, 2018	1,076,535	$17.94	6.5 years	$31,172
Granted	112,892	$65.25
Exercised	(225,536)	$8.15		$11,209
Forfeited	(65,335)	$35.72
Cancelled	(174)	$58.57
Balance at September 30, 2019	898,382	$25.04	6.1 years	$19,522

Options exercisable at September 30, 2019	539,487	$5.15	5.1 years	$16,466

(1)	The exercise price of each option granted during the period shown was equal to the market price of the underlying stock on the date of grant.
(2)	The aggregate intrinsic value of options exercised represents the difference between the exercise price of the option and the closing stock price of our common stock on the date of exercise. The aggregate intrinsic value of options outstanding represents the difference between the exercise price of the option and the closing stock price of our common stock on the last trading day of the period.

Options exercisable of 706,423 as of September 30, 2018, had a weighted-average exercise price of $3.80 per share.

Time-Based Restricted Stock Units

We have granted time-based restricted stock units to certain participants under the 2016 Plan that are stock-settled with common shares. Time-based restricted stock units granted under the 2016 Plan vest over one to three years. Stock-based compensation expense included in the Condensed Consolidated Statements of Operations for time-based restricted stock units was $1.0 million and $1.3 million for the three months ended September 30, 2019 and 2018, respectively, and $2.9 million for each of the nine months ended September 30, 2019 and 2018. As of September 30, 2019, there was approximately $5.6 million of total unrecognized pre-tax compensation expense related to outstanding time-based restricted stock units that is expected to be recognized over a weighted-average period of 1.6 years.

Our time-based restricted stock unit activity for the nine months ended September 30, 2019, was as follows:

		Weighted-
		Average Grant	Aggregate
	Units	Date Fair Value	Intrinsic
(In thousands except unit and per unit data)	Outstanding	Per Unit	Value (1)
Balance at December 31, 2018	309,632	$23.69	$14,104
Granted	64,241	$61.34
Vested	(174,739)	$19.25
Cancelled	(16,088)	$36.41
Balance at September 30, 2019	183,046	$40.02	$7,747

Deferred and unissued at September 30, 2019(2)	5,665	$38.29	$240

(1)	The aggregate intrinsic value of restricted stock units outstanding was based on our closing stock price on the last trading day of the period.
(2)	For the nine months ended September 30, 2019, there were 1,800 restricted stock units granted to non-employee directors in lieu of their quarterly cash retainer payments. These restricted stock units were fully vested upon grant and represent the right to receive one share of common stock, per unit, upon the earlier of the directors’ termination of service as a director of ours or the occurrence of a change of control of us. These restricted stock units are included in the “Granted” line in the table above and are also included in the “Vested” line in the table above due to their being fully vested upon grant. As of September 30, 2019, there were 5,665 outstanding restricted stock units that have been previously granted to non-employee directors in lieu of their quarterly director retainer payments.

Performance-Based Restricted Stock Units

We have granted performance-based restricted stock units (“PSUs”) to certain participants under the 2016 Plan. These PSUs have both performance-based and time-based vesting features. The PSUs granted in 2018 will be earned if and to the extent performance goals based on revenue and adjusted EBITDA are achieved in 2019. The PSUs granted in 2019 will be earned if and to the extent performance goals based on revenue and adjusted EBITDA are achieved in 2020. The number of PSUs earned will depend on the level at which the performance targets are achieved and can range from 50% of target if the minimum performance threshold is achieved and up to 150% of target if maximum performance is achieved. One-third of the earned PSUs will vest on the date the Compensation and Organization Committee certifies the number of PSUs earned, and the remaining two-thirds of the earned PSUs will vest on the first anniversary of that certification date. All earned and vested PSUs will be settled in shares of common stock. Stock-based compensation expense included in the Condensed Consolidated Statements of Operations for PSUs was $0.5 million and $0.2 million for the three months ended September 30, 2019 and 2018, respectively, and $1.7 million and $0.5 million for the nine months ended September 30, 2019 and 2018, respectively. The stock-based compensation expense for the nine months ended September 30, 2019 reflects a $0.7 million charge due to a change in the estimated payout to 150% of target for those PSUs granted in 2018. As of September 30, 2019, there was approximately $2.8 million of total unrecognized pre-tax compensation expense related to outstanding PSUs that is expected to be recognized over a weighted average period of 1.6 years.

Our performance-based restricted stock unit activity reflected at the estimated payout of 150% of target for the nine months ended September 30, 2019, was as follows:

	Performance-	Weighted-
	Based	Average Grant	Aggregate
	Units	Date Fair Value	Intrinsic
(In thousands except unit and per unit data)	Outstanding	Per Unit	Value (1)
Balance at December 31, 2018	65,427	$33.62	$2,980
Granted	25,724	$72.64
Vested	—	$—
Cancelled	—	$—
Balance at September 30, 2019	91,151	$44.63	$3,858

(1)	The aggregate intrinsic value of performance-based restricted stock units outstanding was based on our closing stock price on the last trading day of the period.

Employee Stock Purchase Plan

Our employee stock purchase plan (“ESPP”), which was approved by our Board of Directors on April 27, 2016, and by our stockholders on June 20, 2016, allows participating employees to purchase shares of our common stock at a discount through payroll deductions. The ESPP is available to all of our employees and employees of participating subsidiaries. Participating employees may purchase common stock, on a voluntary after-tax basis, at a price equal to 85% of the lower of the closing market price per share of our common stock on the first or last trading day of each stock purchase period. The ESPP provides for nine-month purchase periods, beginning on May 16 and November 16 of each calendar year.

A total of 1.6 million shares of common stock was initially reserved for issuance under the ESPP. This share reserve will automatically be supplemented each January 1, commencing in 2017 and ending on and including January 1, 2026, by an amount equal to the least of (a) 1% of the shares of our common stock outstanding on the immediately preceding December 31, (b) 500,000 shares or (c) such lesser amount as our Board of Directors may determine. Pursuant to the automatic increase feature of the ESPP, 178,463 and 168,337 shares were added to the ESPP on January 1, 2018 and 2017, respectively. Our Board of Directors exercised its prerogative to forego the automatic increase on January 1, 2019. As of September 30, 2019, 1,499,190 shares were available for future issuance under the ESPP. We recognized stock-based compensation expense associated with the ESPP of $0.2 million and $0.1 million for the three months ended September 30, 2019 and 2018, respectively, and $0.7 million and $0.5 million for the nine months ended September 30, 2019 and 2018, respectively.

Note 12. Revenue

We derive our revenue from the sale and rental of our Flexitouch, Entre and Actitouch systems to our customers in the United States. While our primary source of revenue is from the sale of our products, a portion of our revenue is derived from patients who obtain our products under rental arrangements. (See description below for additional information on rental revenue as it relates to ASC 842.) These arrangements are primarily for rentals of the Flexitouch system and arise from transactions with private insurers and other payers.

The following table presents our revenue, inclusive of sales and rental revenue, disaggregated by product:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands)	2019	2018	2019	2018
Revenue
Flexitouch system	$44,699	$33,330	$119,767	$89,216
Entre/Actitouch systems	4,913	2,992	12,662	8,087
Total	$49,612	$36,322	$132,429	$97,303

Percentage of total revenue
Flexitouch system	90%	92%	90%	92%
Entre/Actitouch systems	10%	8%	10%	8%
Total	100%	100%	100%	100%

Our revenue from third party payers, inclusive of sales and rental revenue, for the three and nine months ended September 30, 2019 and 2018, is summarized in the following table:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands)	2019	2018	2019	2018
Private insurers and other payers	$35,909	$25,934	$93,932	$69,358
Veterans Administration	7,764	6,863	23,690	19,877
Medicare	5,939	3,525	14,807	8,068
Total	$49,612	$36,322	$132,429	$97,303

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

In accordance with applicable guidance, we continue to recognize rental agreements commencing prior to December 31, 2018, on a month-to-month basis as an operating lease until they are completed, which we anticipate to be in the fourth quarter of this fiscal year. Those rental agreements initiated subsequent to January 1, 2019, are recorded as sales-type leases in accordance with ASC 842, whereby rental revenue and cost of rental revenue are recognized upon the lease commencement date. Total rental revenue in the three and nine months ended September 30, 2019 includes both operating and sales-type lease revenue. Operating lease revenue was $0.6 million and $4.8 million for the three and nine months ended September 30, 2019, respectively. Rental revenue related to operating leases under ASC 840 includes garment revenue of approximately $0.4 million and $1.0 million previously included as sales revenue for the three and nine months ended September 30, 2018, respectively.

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

Sales-type lease revenue and the associated cost of revenue for the three and nine months ended September 30, 2019, was:

	Three Months Ended	Nine Months Ended
	September 30,	September 30,
(In thousands)	2019	2019
Sales-type lease revenue	$6,088	$15,088
Cost of sales-type lease revenue	1,932	5,358
Gross profit	$4,156	$9,730

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

The effective tax rate for the three months ended September 30, 2019, was an expense of 27%, compared to a benefit of 17% for the three months ended September 30, 2018. The primary driver of the change in our effective tax rate was attributable to a decrease in the tax benefits related to share-based compensation proportionate to pre-tax book income as compared to the prior year's reporting period. We recorded an income tax expense of $0.9 million for the three months ended September 30, 2019, compared to an income tax benefit of $0.2 million for the three months ended September 30, 2018.

The effective tax rate for the nine months ended September 30, 2019, was a benefit of 36%, compared to a benefit of 254% for the nine months ended September 30, 2018. The primary driver of the change in our effective tax rate was attributable to a decrease in the tax benefits related to share-based compensation proportionate to pre-tax book income as compared to the prior year's reporting period. We recorded an income tax benefit of $1.8 million and $3.1 million for the nine months ended September 30, 2019 and 2018, respectively.

We recognize the financial statement benefit of a tax position only after determining that the relevant tax authority is more-likely-than-not to sustain the position following an audit. For tax positions meeting the more-likely-than-not threshold, the amount recognized in the condensed consolidated financial statements is the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement with the relevant tax authority. As of September 30, 2019, we had an unrecognized tax benefit of $0.1 million classified within non-current liabilities on the Condensed Consolidated Balance Sheet.

We are not currently under examination in any jurisdiction. In the event of any future tax assessments, we have elected to record the income taxes and any related interest and penalties as income tax expense on the Condensed Consolidated Statement of Operations.

Note 14. Net Income Per Share

The following table sets forth the computation of our basic and diluted net income per share:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands, except share and per share data)	2019	2018	2019	2018
Net income	$2,431	$1,746	$6,688	$4,268
Weighted-average shares outstanding	18,981,015	18,344,956	18,870,622	18,166,999
Effect of restricted stock units, common stock options, and employee stock purchase plan shares	660,838	1,180,730	760,099	1,161,948
Weighted-average shares used to compute diluted net income per share	19,641,853	19,525,686	19,630,721	19,328,947
Net income per share - Basic	$0.13	$0.10	$0.35	$0.23
Net income per share - Diluted	$0.12	$0.09	$0.34	$0.22

The following common stock equivalents were excluded from the computation of diluted net income per share for the periods presented because including them would have been anti-dilutive:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Restricted stock units	37,813	—	39,905	5,413
Common stock options	198,663	25,703	202,179	47,981
Performance stock units	25,724	—	25,724	—
Employee stock purchase plan	—	—	—	28,996
Total	262,200	25,703	267,808	82,390

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

The following provides information regarding fair value measurements for our cash equivalents and marketable securities as of September 30, 2019, and December 31, 2018, according to the three-level fair value hierarchy:

	At September 30, 2019
	Quoted Prices
	in Active	Significant
	Markets for	Other	Significant
	Identical	Observable	Unobservable
	Assets	Inputs	Inputs
(In thousands)	(Level 1)	(Level 2)	(Level 3)	Total
Recurring Fair Value Measurements:
Money market mutual funds	$3,897	$—	$—	$3,897
U.S. government and agency obligations	22,418	—	—	22,418
Corporate debt securities	—	2,502	—	2,502
Total	$26,315	$2,502	$—	$28,817

	At December 31, 2018
	Quoted Prices
	in Active	Significant
	Markets for	Other	Significant
	Identical	Observable	Unobservable
	Assets	Inputs	Inputs
(In thousands)	(Level 1)	(Level 2)	(Level 3)	Total
Recurring Fair Value Measurements:
Money market mutual funds	$2,447	$—	$—	$2,447
U.S. government and agency obligations	16,326	2,994	—	19,320
Corporate debt securities	—	6,466	—	6,466
Total	$18,773	$9,460	$—	$28,233

During the nine months ended September 30, 2019, there were no transfers within the three-level hierarchy. A significant transfer is recognized when the inputs used to value a security have been changed, which merits a transfer between the disclosed levels of the valuation hierarchy.

The fair values for our money market mutual funds, U.S. government and agency obligations and corporate debt securities are determined based on valuations provided by external investment managers who obtain them from a variety of industry standard data providers.

The carrying amounts of financial instruments such as cash equivalents, accounts receivable, other assets, accounts payable, accrued expenses and other liabilities approximate their related fair values due to the short-term maturities of these items. Non-financial assets, such as equipment and leasehold improvements, and intangible assets are subject to non-recurring fair value measurements if they are deemed impaired. As of December 31, 2018, we re-measured the value of our intangible assets related to the Actitouch product line to their fair value, which was deemed to be $0 using Level 3 measurements. We had no re-measurements of non-financial assets to fair value in the nine months ended September 30, 2019.

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

Our proprietary products are the Flexitouch, Entre and Actitouch systems. A predecessor to our Flexitouch system received 510(k) clearance from the U.S. Food and Drug Administration (the “FDA”) in July 2002, and we introduced the system to address the many limitations of self-administered home-based manual lymphatic drainage therapy. We began selling our more advanced Flexitouch system after receiving 510(k) clearance from the FDA in October 2006. In September 2016, we received 510(k) clearance from the FDA for the Flexitouch system in treating lymphedema of the head and neck. In June 2017, we announced that we received 510(k) clearance from the FDA for the Flexitouch Plus, the third-generation version of our Flexitouch system. We derive the vast majority of our revenue from our Flexitouch system. For the nine months ended September 30, 2019 and 2018, sales and rentals of our Flexitouch system represented 90% and 92% of our revenue, respectively.

In September 2012, we acquired our second proprietary product, the Actitouch system. The system received 510(k) clearance from the FDA in June 2013, and we began selling the product in September 2013, to address the many limitations of multilayered bandages that are worn by patients suffering from venous leg ulcers. We also introduced our Entre system in the United States in February 2013. The Entre system is sold to patients who need a more basic pump or who do not yet qualify for insurance reimbursement for an advanced compression device such as our Flexitouch system. For the nine months ended September 30, 2019 and 2018, sales and rentals of our Entre and Actitouch systems combined represented 10% and 8% of our revenue, respectively. During fiscal year 2018, we recorded a $2.5 million non-cash impairment charge to fully impair the inventory and intangible assets related to our Actitouch system. We intend to discontinue this product line in the fourth quarter of 2019. See Note 3 – “Summary of Significant Accounting Policies” in our Annual Report on Form 10-K for the year ended December 31, 2018, for more information regarding this impairment charge and discontinuation.

In October 2018, we licensed the intellectual property rights related to the Airwear Gradient Compression Wrap, or the Airwear wrap, in the U.S. and Canada, for use in all medical applications, including but not limited to swelling/edema and ulcers (including lymphedema and chronic venous insufficiency conditions), but excluding the use of the intellectual property in the field of prophylaxis for deep vein thrombosis. The Airwear wrap is indicated for the management of venous insufficiency, venous hypertension, venous ulcerations and lymphedema. We plan to begin selling the Airwear wrap in the first quarter of 2020.

To support the growth of our business, we invest heavily in our commercial infrastructure, consisting of our direct salesforce, home training resources, reimbursement capabilities and clinical expertise. We market our products in the United States using a direct-to-patient and -provider model. Our direct salesforce has grown to a team of over 230 employees as of September 30, 2019, compared to over 185 employees as of September 30, 2018. This model allows us to directly approach patients and clinicians, whereby we disintermediate the traditional durable medical equipment channel, allowing us to capture both the manufacturer and distributor margins. We also utilize over 550 licensed, independent healthcare practitioners as home trainers who educate patients on the proper use of our systems. We invest substantial resources in our Reimbursement Department, which was reorganized in 2018 to improve operational efficiencies and enhance individual payer expertise, while continuing our strategic focus of payer development. The Reimbursement Department, composed of over 85 employees, now consists of our Payer Development and Reimbursement Operations groups. Our Payer Development group is composed of both strategic and analytical teams, with focus on payer decision-maker relationships and education, payer policy development and revision, payer contract negotiations, and payer data analysis. Our experienced Reimbursement Operations group is responsible for verifying patient insurance benefits, individual patient case development, prior authorization submissions, case follow-up, and appeals, when necessary. We also have a clinical team, consisting of a scientific advisory board, in-house therapists and nurses, and a medical director (part-time), that serves as a resource to clinicians and patients and guides the development of clinical evidence in support of our products.

We rely on third party contract manufacturers for the sourcing of parts, the assembly of our controllers and the manufacturing of the garments used with our systems. We conduct final assembly of the garments used with our Flexitouch system, perform quality assurance and ship our products from our facility in Minneapolis, Minnesota.

In February 2016, the FASB issued ASU No. 2016-02, “Leases” (Topic 842) (“ASC 842”), which supersedes the then-existing guidance for lease accounting, “Leases” (Topic 840) (“ASC 840”). ASC 842 requires lessees to recognize a lease liability and a right of use asset for all leases that extend beyond one year. As a result of our change in filing status, we adopted this standard using the modified retrospective transition approach at the adoption date of January 1, 2019. This approach did not require restatement of previous periods. We completed a qualitative and quantitative assessment of our leases from both a lessee and lessor perspective. As part of our process, we elected to utilize certain practical expedients that were provided for transition relief. Accordingly, we did not reassess expired or existing contracts, lease classifications or related initial direct costs as part of our assessment process for either lessee or lessor leases. Additionally, we elected the practical expedient to treat lease and nonlease components of fixed payments due to the lessor as one, and therefore no separate allocation was required on the initial implementation date of January 1, 2019 and thereafter. The adoption of this standard, from a lessee perspective, resulted in us recording ROU operating lease assets and operating lease liabilities of approximately $3.1 million on the Condensed Consolidated Balance Sheet as of January 1, 2019, with no impact to retained earnings. In addition, we elected as an accounting policy, not to record leases with an initial term of less than 12 months. From a lessor perspective, the application of ASC 842 to our rental revenue, which was recognized as month-to-month, cancelable leases in accordance with ASC 840 through December 31, 2018, resulted in recognizing rental revenue as a sales-type lease under ASC 842 thereafter. Rental sales agreements that commenced prior to December 31, 2018, continue to be recognized as month-to-month, cancelable leases until they are completed, as we elected the practical expedient to not reassess the lease classification for leases in existence upon adoption. As such, rental agreements commencing after January 1, 2019, were recorded as sales-type leases with the associated revenue and cost of revenue recognized on the lease commencement date and a corresponding net investment in leases on the Condensed Consolidated Balance Sheet. (See Note 10 – “Commitments and Contingencies” and Note 12 – “Revenue” to the condensed consolidated financial statements in this report for additional information and required disclosures.)

As a result of our adoption of ASC 842, beginning with the three months ended March 31, 2019, our rental revenue, cost of rental revenue and gross profit – rental revenue are presented as line items separate from our sales revenue, cost of sales revenue and gross profit – sales revenue, respectively, in the Condensed Consolidated Statements of Operations. Our adoption of ASC 842 under the modified retrospective transition approach did not require restatement of previous periods, and therefore rental revenue, cost of rental revenue and gross profit – rental revenue for the three and nine months ended September 30, 2018, were determined under ASC 840, inclusive of rental garments, but have been presented as separate line items in this report to conform to the current year presentation.

For the three months ended September 30, 2019, we generated revenue of $49.6 million and had net income of $2.4 million, compared to revenue of $36.3 million and net income of $1.7 million for the three months ended September 30, 2018. For the nine months ended September 30, 2019, we generated revenue of $132.4 million and had net income of $6.7 million, compared to revenue of $97.3 million and net income of $4.3 million for the nine months ended September 30, 2018. Our primary sources of capital to date have been from operating income, private placements of our capital stock and capital raised in our initial public offering, which closed on August 2, 2016.

We operate in one segment for financial reporting purposes.

Results of Operations

Comparison of the Three and Nine Months Ended September 30, 2019 and 2018

The following tables present our results of operations for the periods indicated:

	Three Months Ended
	September 30,				Change
(In thousands)	2019		2018		$	%
Condensed Consolidated Statement		% of		% of
of Operations Data:		revenue		revenue
Revenue
Sales revenue	$42,882	86%	$32,969	91%	$9,913	30%
Rental revenue	6,730	14%	3,353	9%	3,377	101%
Total revenue	49,612	100%	36,322	100%	13,290	37%
Cost of revenue
Cost of sales revenue	12,233	25%	9,153	25%	3,080	34%
Cost of rental revenue	2,006	4%	988	3%	1,018	103%
Total cost of revenue	14,239	29%	10,141	28%	4,098	40%
Gross profit
Gross profit - sales revenue	30,649	61%	23,816	66%	6,833	29%
Gross profit - rental revenue	4,724	10%	2,365	6%	2,359	100%
Gross profit	35,373	71%	26,181	72%	9,192	35%
Operating expenses
Sales and marketing	20,737	42%	15,632	43%	5,105	33%
Research and development	1,467	3%	1,223	3%	244	20%
Reimbursement, general and administrative	9,966	20%	7,956	22%	2,010	25%
Total operating expenses	32,170	65%	24,811	68%	7,359	30%
Income from operations	3,203	6%	1,370	4%	1,833	134%
Other income	160	—%	128	—%	32	25%
Income before income taxes	3,363	6%	1,498	4%	1,865	124%
Income tax expense (benefit)	932	2%	(248)	(1)%	1,180	N.M. %
Net income	$2,431	4%	$1,746	5%	$685	39%

“N.M.” Not Meaningful

	Nine Months Ended
	September 30,				Change
(In thousands)	2019		2018		$	%
Condensed Consolidated Statement		% of		% of
of Operations Data:		revenue		revenue
Revenue
Sales revenue	$112,503	85%	$87,731	90%	$24,772	28%
Rental revenue	19,926	15%	9,572	10%	10,354	108%
Total revenue	132,429	100%	97,303	100%	35,126	36%
Cost of revenue
Cost of sales revenue	33,231	25%	24,275	25%	8,956	37%
Cost of rental revenue	6,062	5%	2,785	3%	3,277	118%
Total cost of revenue	39,293	30%	27,060	28%	12,233	45%
Gross profit
Gross profit - sales revenue	79,272	60%	63,456	65%	15,816	25%
Gross profit - rental revenue	13,864	10%	6,787	7%	7,077	104%
Gross profit	93,136	70%	70,243	72%	22,893	33%
Operating expenses
Sales and marketing	56,546	43%	42,641	44%	13,905	33%
Research and development	3,982	3%	3,949	4%	33	1%
Reimbursement, general and administrative	28,159	21%	22,799	23%	5,360	24%
Total operating expenses	88,687	67%	69,389	71%	19,298	28%
Income from operations	4,449	3%	854	1%	3,595	N.M. %
Other income	480	—%	351	—%	129	37%
Income before income taxes	4,929	3%	1,205	1%	3,724	N.M. %
Income tax benefit	(1,759)	(1)%	(3,063)	(3)%	1,304	(43)%
Net income	$6,688	4%	$4,268	4%	$2,420	57%

“N.M.” Not Meaningful

Revenue

Revenue increased $13.3 million, or 37%, to $49.6 million in the three months ended September 30, 2019, compared to $36.3 million in the three months ended September 30, 2018. Revenue increased $35.1 million, or 36%, to $132.4 million in the nine months ended September 30, 2019, compared to $97.3 million in the nine months ended September 30, 2018. The growth in revenue was primarily attributable to an increase of approximately $11.4 million, or 34%, in sales and rentals of our Flexitouch system in the three months ended September 30, 2019, and an increase of approximately $30.6 million, or 34%, in the nine months ended September 30, 2019. The increase in Flexitouch system sales and rentals was largely driven by expansion of our salesforce, increased physician and patient awareness of the treatment options for lymphedema, the broad in-network coverage with national and regional insurance payers and growth in the Medicare channel. The growth in revenue was also attributable to an increase of approximately $1.9 million, or 64%, in sales and rentals of our Entre system in the three months ended September 30, 2019, and an increase of $4.6 million, or 57%, for the nine months ended September 30, 2019. The increase in Entre system sales and rentals was largely driven by the continued benefit from managing orders in-house and broad in-network coverage with national and regional insurance payers. The effect of the adoption of ASC 842 contributed three percentage points and five percentage points to our year-over-year total revenue growth for the three and nine months ended September 30, 2019, respectively.

Revenue from the Veterans Administration represented 16% and 19% of total revenue in the three months ended September 30, 2019 and 2018, respectively. Revenue from the Veterans Administration represented 18% and 20% of total revenue in the nine months ended September 30, 2019 and 2018, respectively. Revenue from Medicare represented 12% and 10% of total revenue in the three months ended September 30, 2019 and 2018, respectively. Revenue from Medicare represented 11% and 8% of total revenue in the nine months ended September 30, 2019 and 2018, respectively.

The following tables summarize our revenue by product for the three and nine months ended September 30, 2019 and 2018, both in dollars and percentage of total revenue:

	Three Months Ended
	September 30,		Change
(In thousands)	2019	2018	$	%
Revenue
Flexitouch system	$44,699	$33,330	$11,369	34%
Entre/Actitouch systems	4,913	2,992	1,921	64%
Total	$49,612	$36,322	$13,290	37%

Percentage of total revenue
Flexitouch system	90%	92%
Entre/Actitouch systems	10%	8%
Total	100%	100%

	Nine Months Ended
	September 30,		Change
(In thousands)	2019	2018	$	%
Revenue
Flexitouch system	$119,767	$89,216	$30,551	34%
Entre/Actitouch systems	12,662	8,087	4,575	57%
Total	$132,429	$97,303	$35,126	36%

Percentage of total revenue
Flexitouch system	90%	92%
Entre/Actitouch systems	10%	8%
Total	100%	100%

Our business is affected by seasonality. In the first quarter of each year, when most patients have started a new insurance year and have not yet met their annual out-of-pocket payment obligations, we experience substantially reduced demand for our products. We typically experience higher revenue in the third and fourth quarters of the year when patients have met their annual insurance deductibles, thereby reducing their out-of-pocket costs for our products, and because patients desire to exhaust their flexible spending accounts at year end. This seasonality applies only to purchases and rentals of our products by patients covered by commercial insurance and is not relevant to Medicare or the Veterans Administration, as those payers either do not have plans that have declining deductibles over the course of the plan year and/or do not have plans that include patient deductibles for purchases or rentals of our products.

Cost of Revenue and Gross Margin

Cost of revenue increased $4.1 million, or 40%, to $14.2 million in the three months ended September 30, 2019, compared to $10.1 million in the three months ended September 30, 2018. Cost of revenue increased $12.2 million, or 45%, to $39.3 million in the nine months ended September 30, 2019, compared to $27.1 million in the nine months ended September 30, 2018. The increase in cost of revenue in both periods was primarily attributable to an increase in the number of Flexitouch and Entre systems sold and rented, as well as additional manufacturing headcount to support increased volumes.  In addition, cost of rental revenue increased due to the adoption of ASC 842, whereby rental revenue and cost of rental revenue are recognized upon the lease commencement date.

Sales gross margin was 71% and 70% of sales revenue in the three and nine months ended September 30, 2019, respectively, compared to 72% of sales revenue in each of the three and nine months ended September 30, 2018. Rental gross margin was 70% of rental revenue in each of the three and nine months ended September 30, 2019, compared to 71% of rental revenue in each of the three and nine months ended

September 30, 2018. The gross margin rate decrease for the three months ended September 30, 2019, was primarily attributable to the composition of sales and rental mix by payer and by product in comparison to the prior year and amortization expense related to the assets licensed from Sun Scientific, Inc. in October 2018. The gross margin rate decrease for the nine months ended September 30, 2019, was primarily attributable to negative pricing effects related to the new large private insurer contract that became effective in July 2018, the composition of sales and rental mix by payer and by product in comparison to the prior year and amortization expense related to the assets licensed from Sun Scientific, Inc. in October 2018.

Sales and Marketing Expenses

Sales and marketing expenses increased $5.1 million, or 33%, to $20.7 million in the three months ended September 30, 2019, compared to $15.6 million in the three months ended September 30, 2018. The increase was primarily attributable to our continued investment in our field sales team, patient training and marketing initiatives to increase clinician awareness, resulting in an increase of $3.7 million in personnel-related compensation expense, including $0.2 million of incremental stock-based compensation expense, as well as an increase of $1.4 million in associated expenses.

Sales and marketing expenses increased $13.9 million, or 33%, to $56.5 million in the nine months ended September 30, 2019, compared to $42.6 million in the nine months ended September 30, 2018. The increase was primarily attributable to our continued investment in our field sales team, patient training and marketing initiatives to increase clinician awareness, resulting in an increase of $10.0 million in personnel-related compensation expense, including $1.0 million of incremental stock-based compensation expense, as well as an increase of $3.9 million in associated expenses.

Research and Development Expenses

Research and development (“R&D”) expenses increased $0.2 million, or 20%, to $1.5 million in the three months ended September 30, 2019, compared to $1.2 million in the three months ended September 30, 2018, which was attributable to the timing of clinical studies projects. R&D expenses remained consistent at $4.0 million in each of the nine months ended September 30, 2019 and 2018.

Reimbursement, General and Administrative Expenses

Reimbursement, general and administrative expenses increased $2.0 million, or 25%, to $10.0 million in the three months ended September 30, 2019, compared to $8.0 million in the three months ended September 30, 2018. This increase was primarily attributable to a $1.3 million increase in personnel-related compensation expense as a result of increased headcount in our reimbursement operations, payer development and corporate functions, partially offset by $0.6 million year-over-year decrease in stock-based compensation expense related to the vesting of equity awards by a former executive in the prior year period. The increase in reimbursement, general and administrative expenses was also attributable to a $1.2 million increase in professional fees, legal expenses, facilities and depreciation, as well as $0.1 million in legal expenses specifically related to the defense of the ongoing lawsuit described in “Legal Proceedings” in this report.

Reimbursement, general, and administrative expenses increased $5.4 million, or 24%, to $28.2 million in the nine months ended September 30, 2019, compared to $22.8 million in the nine months ended September 30, 2018. This increase was primarily attributable to a $3.6 million increase in personnel-related compensation expense as a result of increased headcount in our reimbursement operations, payer development and corporate functions, partially offset by $0.6 million year-over-year decrease in stock-based compensation expense related to the vesting of equity awards by a former executive in the prior year period. The increase in reimbursement, general and administrative expenses was also attributable to a $2.1 million increase in professional fees, legal expenses, facilities and depreciation, as well as $0.3 million in legal expenses specifically related to the defense of the ongoing lawsuit described in “Legal Proceedings” in this report.

Other Income, Net

Other income, net, was $0.2 million and $0.1 million for the three months ended September 30, 2019 and 2018, respectively, and $0.5 million and $0.4 million for the nine months ended September 30, 2019 and

2018, respectively. The increases in other income in both periods were primarily due to the interest income realized on marketable securities.

Income Taxes

We recorded an income tax expense of $0.9 million and an income tax benefit of $0.2 million for the three months ended September 30, 2019 and 2018, respectively. We recorded an income tax benefit of $1.8 million and $3.1 million for the nine months ended September 30, 2019 and 2018, respectively. The primary driver of the changes in our income tax expense/benefit in both periods was a decrease in the tax benefits related to share-based compensation proportionate to pre-tax book income as compared to the prior year's reporting period.

Liquidity and Capital Resources

Cash Flows

At September 30, 2019, our principal sources of liquidity were cash and cash equivalents of $19.8 million, marketable securities of $24.9 million and net accounts receivable of $27.7 million and the borrowing capacity available under our Credit Agreement.

The following table summarizes our cash flows for the periods indicated:

	Nine Months Ended
	September 30,
(In thousands)	2019	2018
Net cash provided by (used in):
Operating activities	$2,421	$3,684
Investing activities	(3,289)	(5,228)
Financing activities	583	712
Net decrease in cash and cash equivalents	$(285)	$(832)

Operating Activities

Net cash provided by operating activities during the nine months ended September 30, 2019, was $2.4 million, resulting from net income of $6.7 million and non-cash net income adjustments of $9.9 million, which were offset by a net increase in operating assets and liabilities of $14.2 million. The non-cash net income adjustments consisted primarily of $7.4 million of stock-based compensation expense and $2.6 million of depreciation and amortization expense. The uses of cash related to changes in operating assets primarily consisted of increases in net investment in leases of $7.6 million, inventory of $5.7 million, accounts receivable of $4.5 million, and an increase in income taxes receivable of $2.1 million. The changes in operating liabilities consisted of increases in accrued payroll and related taxes of $3.9 million, accrued expenses of $1.1 million and accounts payable of $1.0 million.

Net cash provided in operating activities during the nine months ended September 30, 2018, was $3.7 million, resulting from net income of $4.3 million and non-cash net income adjustments of $6.7 million, which were partially offset by a net increase in operating assets and liabilities of $7.3 million. The non-cash net income adjustments primarily consisted of $5.6 million of stock-based compensation expense and $2.5 million of depreciation and amortization expense, partially offset by deferred income tax changes of $1.4 million. The changes in net operating assets and liabilities were primarily due to a $3.9 million increase in inventories, associated with the commercial launch of our Flexitouch Plus system, and a $2.1 million increase in income taxes receivable, driven by the current period tax benefit associated with tax-deductible stock-based compensation activity.

Investing Activities

Net cash used in investing activities during the nine months ended September 30, 2019, was $3.3 million, primarily consisting of $4.3 million in purchases of property and equipment partially offset by $1.1 million in net marketable securities activity.

Net cash used in investing activities during the nine months ended September 30, 2018, was $5.2 million, consisting primarily of $2.3 million in purchases of property and equipment, $1.8 million in net purchases of marketable securities and $1.1 million related to the acquisition of patents and other intangible assets.

Financing Activities

Net cash provided by financing activities during the nine months ended September 30, 2019, was $0.6 million, consisting of proceeds from the issuance of common stock under the ESPP of $1.9 million and exercises of common stock options of $1.9 million, partially offset by $3.1 million in taxes paid for the net share settlement of restricted stock units.

Net cash provided by financing activities during the nine months ended September 30, 2018, was $0.7 million, consisting of proceeds from the issuance of common stock under the ESPP of $1.4 million and proceeds from exercises of common stock options of $1.2 million, partially offset by $1.9 million in taxes paid for the net share settlement of stock-settled restricted stock units.

Credit Agreement

On August 3, 2018, we entered into a credit agreement with Wells Fargo Bank, National Association, which was amended by a First Amendment dated February 12, 2019, a Waiver and Second Amendment dated March 25, 2019, and a Third Amendment dated August 2, 2019 (collectively, the “Credit Agreement”), which expires on August 3, 2021.

The Credit Agreement provides for a $10.0 million revolving credit facility. Subject to satisfaction of certain conditions, we may increase the amount of the revolving loans available under the Credit Agreement and/or add one or more term loan facilities in an amount not to exceed an incremental $25.0 million in the aggregate, such that the total aggregate principal amount of loans available under the Credit Agreement (including under the revolving credit facility) does not exceed $35.0 million. As of September 30, 2019, and the date on which we filed this report, we did not have any outstanding borrowings and were in compliance with all financial covenants under the Credit Agreement. For additional information on the Credit Agreement, see Note 9 – “Credit Agreement” to the condensed consolidated financial statements in this report.

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

Historically, we have experienced increases in our expenditures consistent with the growth in our revenue, operations and personnel, and we anticipate that our expenditures will continue to increase as we expand our business.

We believe our cash, cash equivalents, marketable securities and cash flows from operations together with the Credit Agreement will be sufficient to meet our working capital and capital expenditure requirements for at least the next twelve months.

Inflation and changing prices did not have a material effect on our business during the nine months ended September 30, 2019, and we do not expect that inflation or changing prices will materially affect our business for at least the next twelve months.

In August 2017, we filed a shelf registration statement on Form S-3 with the SEC. Under the shelf registration statement, we may offer and sell from time-to-time up to $200.0 million of common stock, preferred stock, debt securities, warrants, rights or units. The shelf registration statement also registered for resale from time-to-time up to 5,703,534 shares of our common stock held by the selling stockholders named therein. In September 2017, certain of the selling stockholders completed a secondary offering of 3,795,000 shares of our common stock at a public offering price of $33.00 per share. We did not receive any proceeds from the sale of the shares by the selling stockholders.

Contractual and Commercial Commitments Summary

Our contractual obligations and commercial commitments as of September 30, 2019, are summarized below:

	Payments Due By Period
		Less Than			More Than
(In thousands)	Total	1 Year	1-3 Years	3-5 Years	5 Years
Purchase commitments (1)	$35,109	$35,109	$—	$—	$—
Operating lease obligations (2)	19,289	2,828	4,171	3,460	8,830
Product royalties (3)	1	1	—	—	—
Total	$54,399	$37,938	$4,171	$3,460	$8,830

(1)	We issued purchase orders prior to September 30, 2019, totaling $35.1 million for goods that we expect to receive within the next year.
(2)	We currently lease approximately 52,000 square feet of office space for our previous corporate headquarters in Minneapolis, Minnesota, under a lease that expires in July 2021 and 44,000 square feet of office, assembly and warehouse space at another leased facility in Minneapolis, Minnesota, under a lease that expires in February 2024. We entered into a lease (“initial lease”) in October 2018 for approximately 80,000 square feet of office space for our new corporate headquarters in Minneapolis, Minnesota. In December 2018, we amended the initial lease to add 29,000 square feet of additional office space, which was accounted for as a separate lease (“second lease”) in accordance with ASC 842. The initial and second leases expire in February 2030. The portion of the space under the initial lease was placed in service in September 2019. The portion placed in service was recognized as an operating lease and the lease commitments related to the initial lease are included in the table above. As of September 30, 2019, we have lease commitments of $5.2 million related to our second lease that are not included in the table above since we have not yet recognized it as an operating lease. As the lessee, we are involved in providing guidance to the lessor for related improvements, however these improvements are managed and owned by the lessor. We entered into a fleet vehicle program for certain members of our field sales organization in 2016. At September 30, 2019, we had 75 vehicles under this program with current lease commitments. Furthermore, we lease office equipment from time-to-time based on our needs and these commitments are classified as operating leases.
(3)	We are required to make quarterly royalty payments to a third party for our Actitouch system revenue through August 2023. Beginning in September 2017, the payments are equal to 6% of our quarterly revenue attributable to our Actitouch system. In any year that this revenue exceeds $40.0 million, we are required to pay 7% on revenue over $40.0 million and 6% on revenue of $40.0 million and under. Because our revenue attributable to our Actitouch system, and therefore the amount of royalty payments we will be required to pay in the future, are unknown, this amount only reflects royalties due associated with a portion of our 2019 Actitouch revenue.

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

JOBS Act

Prior to December 31, 2018, we were an “emerging growth company” as defined by the JOBS Act. As a result, we were eligible to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies. We elected to take advantage of the extended transition period for adopting new or revised accounting standards that have different effective dates for public and private companies until such time as those standards would otherwise apply to private companies. However, as of the last business day of our second fiscal quarter of 2018, the market value of our common stock that was held by non-affiliates exceeded $700.0 million, and as a result, we no longer qualified as an emerging growth company as of December 31, 2018, and are no longer able to take advantage of certain exemptions, including, the extended transition period for adopting new or revised accounting standards and our exemption from providing our auditor’s attestation on our system of internal control over financial reporting, which was included for the first time in our Annual Report on Form 10-K for the year ended December 31, 2018.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2019. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 30, 2019, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, that occurred during the quarter ended September 30, 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

At September 30, 2019, the net proceeds from our initial public offering were held in a diversified portfolio of bank deposits, government money market funds, government securities (U.S. Treasury and U.S. government agency securities), and high-grade short-term corporate bonds. All investments were in compliance with our Investment Policy and are highly liquid, with liquidity and capital preservation being the primary investment objectives. There has been no material change in our planned uses of the net proceeds from those described in the Prospectus dated July 27, 2016.

Item 3. Defaults Upon Senior Securities.

Not applicable.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

The exhibits filed as part of this Quarterly Report on Form 10-Q are set forth on the Exhibit Index below.

EXHIBIT INDEX

Incorporated by Reference
Exhibit			File		Exhibit	Filed
Number	Description of Exhibit	Form	Number	Date of Filing	Number	Herewith
3.1	Amended and Restated Certificate of Incorporation, as amended through May 9, 2019	8-K	001-37799	05/09/2019	3.2
3.2	Amended and Restated By-laws, effective May 9, 2019	8-K	001-37799	05/09/2019	3.3

10.1	Third Amendment to Credit Agreement, dated as of August 2, 2019, by and among Tactile Systems Technology, Inc., the lenders party thereto and Wells Fargo Bank, National Association					X

10.2	Letter Agreement between Tactile Systems Technology, Inc. and Mary Thompson, dated July 16, 2019	8-K	001-37799	07/22/2019	10.1

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) / 15d-14(a) of the Securities Exchange Act of 1934, as amended					X

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) / 15d-14(a) of the Securities Exchange Act of 1934, as amended					X

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

101.1

The following condensed consolidated financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2019, formatted in Inline XBRL: (i) Balance Sheets (unaudited), (ii) Statements of Operations (unaudited), (iii) Statements of Comprehensive Income (unaudited); (iv) Statements of Stockholders’ Equity (unaudited), (v) Statements of Cash Flows (unaudited), and (vi) Notes to the Condensed Consolidated Financial Statements.

X

104.1	Cover page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101.1)	X

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Tactile Systems Technology, Inc.

Date: November 4, 2019	By:	/s/ Brent A. Moen
Brent A. Moen
Chief Financial Officer
(Principal financial and accounting officer)