Form 10-K
period 2019-12-31
TACTILE SYSTEMS TECHNOLOGY INC
filed 2020-02-26
CIK 1027838

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2019

OR

☐TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission file number: 001-37799

Tactile Systems Technology, Inc.

(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	3701 Wayzata Blvd, Suite 300 Minneapolis, Minnesota 55416 (Address and zip code of principal executive offices)	41-1801204 (I.R.S. Employer Identification No.)

(612) 355-5100

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, Par Value $0.001 Per Share	TCMD	The Nasdaq Stock Market

Securities registered pursuant to Section 12(g) of the Act:

None

(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes   ⌧  No   ◻

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes   ◻  No   ⌧

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes   ⌧   No   ◻

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes   ⌧  No   ◻

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	⌧	Accelerated filer	◻

Non-accelerated filer	◻	Smaller reporting company	☐

Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes   ☐  No   ⌧

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, based on $56.92, the closing price of the shares of common stock on June 28, 2019 (the last business day of the registrant’s most recently completed second fiscal quarter) as reported by the Nasdaq Global Market on such date, was $1,034,118,746.

The number of shares of registrant’s Common Stock outstanding as of February 24, 2020 was 19,154,542.

Portions of the Registrant’s Definitive Proxy Statement relating to the Annual Meeting of Stockholders, scheduled to be held on May 7, 2020, are incorporated by reference into Part III of this Report.

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

All statements, other than statements of historical facts, contained in this Annual Report on Form 10-K, including statements regarding our business, operations and financial performance and condition, as well as our plans, objectives and expectations for our business, operations and financial performance and condition, are forward-looking statements. In some cases, you can identify forward-looking statements by the following words: "anticipate," "believe," "continue," "could," "estimate," "expect," "intend," "may," "might," "target," "ongoing," "plan," "potential," "predict," "project," "should," "will," "would," or the negative of these terms or other comparable terminology, although not all forward-looking statements contain these words. Forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our results, levels of activity, performance or achievements to be materially different from the information expressed or implied by the forward-looking statements in this Annual Report on Form 10-K. These risks, uncertainties and other factors include, but are not limited to:

●	the adequacy of our liquidity to pursue our business objectives;
●	our ability to obtain reimbursement from third-party payers for our products;
●	loss or retirement of key executives, including prior to identifying a successor;
●	our Chief Executive Officer transition, including disruptions and uncertainties related thereto, our ability to appoint a successor with the desired level of experience and expertise in a timely manner, the potential impact on our business and future strategic direction resulting from the transition to a new Chief Executive Officer and our ability to retain other key members of senior management;
●	adverse economic conditions or intense competition;
●	loss of a key supplier;
●	entry of new competitors and products;
●	adverse federal, state and local government regulation;
●	technological obsolescence of our products;
●	technical problems with our research and products;
●	our ability to expand our business through strategic acquisitions;
●	our ability to integrate acquisitions and related businesses;
●	price increases for supplies and components;
●	the effects of current and future U.S. and foreign trade policy and tariff actions; and

●	the inability to carry out research, development and commercialization plans.

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

We employ a direct-to-patient and -provider model, through which we obtain patient referrals from clinicians, manage insurance claims on behalf of our patients and their clinicians, deliver our solutions directly to patients and train them on the proper use of our solutions in their homes. This model allows us to directly approach patients and clinicians, whereby we disintermediate the traditional durable medical equipment channel and capture both the manufacturer and distributor margins. For the year ended December 31, 2019, we generated revenue of $189.5 million and had net income of $11.0 million. Our revenue increased 32% during the year ended December 31, 2019 compared to the year ended December 31, 2018.

Lymphedema is a type of chronic swelling, or edema, which occurs in the arms, legs, neck, trunk or other body parts when the lymphatic vessels are unable to adequately drain protein-rich lymph fluid from these regions. Lymphedema is progressive in nature, worsens over time, and has no known cure. Chronic venous insufficiency is a condition that occurs when the venous wall and/or valves in the veins are not working effectively, making it difficult for blood to return to the heart from the affected region(s). When the venous system does not effectively transfer blood from the lower limbs, it can result in venous hypertension and the development of painful, slow-healing wounds on the lower leg called venous leg ulcers. Venous hypertension can also lead to a marked increase in fluid build-up in the limbs, overwhelming the lymphatic system and causing lymphedema. Our proprietary Flexitouch system is a clinically proven at-home solution for patients with vascular disorders like lymphedema. Our proprietary Actitouch system is an ambulatory, home-based solution for chronic venous insufficiency patients that may be worn throughout the day. Patients with lymphedema or chronic venous insufficiency are typically treated by vascular surgeons, vascular medicine physicians, wound physicians, nurses and therapists.

Our advanced at-home Flexitouch system provides effective automated, at-home lymphatic drainage therapy. Its patented, curved chambers stimulate the lymphatic system to remove excess fluid and reduce swelling. The pneumatic chambers sequentially inflate and deflate for only a few seconds each, creating a gentle wave-like application of pressure to stimulate the movement of lymphatic fluid and direct it towards properly functioning areas of the body. Peer-reviewed, published studies have shown that our Flexitouch system provides improved patient quality of life and clinical outcomes, and delivers significant cost savings to payers and patients. The first generation of our Flexitouch system received 510(k) clearance from the U.S. Food and Drug Administration, or the FDA, in July 2002 and our second-generation Flexitouch system received 510(k) clearance from the FDA in October 2006. In September 2016, we received 510(k) clearance from the FDA for the Flexitouch system in treating lymphedema in the head and neck. In June 2017, we announced that we received 510(k) clearance from the FDA for the Flexitouch Plus, the third-generation version of our Flexitouch system. Our Flexitouch system generated $171.3 million, or 90%, of our revenue in 2019, and $131.9 million, or 92%, of our revenue in 2018.

Our Actitouch system provides precise, consistent and wearable compression that a patient may apply, remove and reapply at home. This system was developed to provide maximum convenience for patients by providing them with the freedom to remain active while simultaneously receiving the clinically proven benefits of sustained and intermittent pneumatic compression, which we refer to as dual-compression. Our Actitouch system received 510(k) clearance from the FDA in June 2013 and we began selling the product in September 2013. Due to a decrease in the demand for and sales volume of our Actitouch system, we plan to discountinue this product line in the first quarter of 2020, see “Our Products – Actitouch System” below for further discussion. We also introduced the Entre system in the United States in February 2013. The Entre system is marketed to patients for whom a basic pump is suitable or who do not yet qualify for insurance reimbursement for an advanced compression device such as our Flexitouch system. Our Entre and Actitouch systems combined generated $18.2 million, or 10%, of our revenue in 2019, and $11.8 million, or 8%, of our revenue in 2018.

In October 2018, we licensed the intellectual property rights related to the Airwear Gradient Compression Wrap, or the Airwear wrap, in the U.S. and Canada, for use in all medical applications, including but not limited to swelling/edema and ulcers (including lymphedema and chronic venous insufficiency conditions), but excluding the use of the intellectual property in the field of prophylaxis for deep vein thrombosis. The Airwear wrap is indicated for the management of venous insufficiency, venous hypertension, venous ulcerations and lymphedema. Compression therapy is the standard of care for these conditions and the Airwear wrap works by delivering precise gradient compression to the lower leg. We began selling the Airwear wrap to a limited market during the fourth quarter of 2019. A commercial release is anticipated in the first quarter of 2020.

To support the growth of our business, we invest heavily in our commercial infrastructure, consisting of our direct sales force, home training resources, contracted at-home trainers, reimbursement capabilities and clinical expertise. We are a national, accredited provider of home medical equipment services approved for coverage by private payers, Medicare, the Veterans Administration and certain Medicaid programs in the United States. Our direct sales force is focused on increasing clinician awareness of our solutions and has grown to over 240 sales representatives as of December 31, 2019, compared to over 200 representatives as of December 31, 2018. We also utilize over 560 licensed, independent healthcare practitioners as home trainers who educate patients on the proper use of our solutions. Our Reimbursement Department, composed of over 90 employees, includes our Payer Development and Reimbursement Operations groups. Our Payer Development group is composed of both strategic and analytical teams, with focus on payer decision-maker relationships and education, payer policy development and revision, payer contract negotiations, and payer data analysis. Our experienced Reimbursement Operations group is responsible for verifying patient insurance benefits, individual patient case development, prior authorization submissions, case follow-up, and appeals when necessary. Our clinical team, consisting of a scientific advisory board, in-house therapists and nurses, and a medical director (part-time), serves as a resource to clinicians and patients and guides our development of clinical evidence in support of our products. We believe these investments are critical to driving payer, physician and patient adoption of our technologies, and together with our commercial infrastructure, represent a significant competitive advantage.

Health insurance coverage for our Flexitouch, Entre and Actitouch systems is in place with private payers, Medicare, the Veterans Administration and certain Medicaid programs. Based on our estimates, we are contracted or enrolled as an in-network provider with payers covering over 275 million lives in the United States. Over 160,000 patients have been treated with our Flexitouch system since its launch in 2004, and over 40,000 Flexitouch systems were shipped in 2019. More than 42,000 patients have been treated with our Entre and Actitouch systems since their launch in 2013, and over 13,000 Entre and Actitouch systems were shipped in 2019.

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

Lymphedema occurs when there is impairment to the lymphatic system, disrupting normal transport of lymph fluid within the body and causes severe and debilitating symptoms, including decreased mobility, skin breakdown, pain, increased risk of serious infection and marked psychosocial impairment, resulting in significant negative implications for a patient's health. When the lymphatic system becomes overwhelmed, damaged, or blocked for an extended period of time, lasting swelling (referred to as chronic edema) occurs. Symptoms related to lymphedema can present anywhere in the body, including the head, neck, arms, legs, trunk and genitals. For most patients with lymphedema, it has a negative impact on their quality of life. Performing daily activities of cooking, shopping, cleaning and yard work can often become difficult, if not impossible, for patients who suffer from lymphedema. For patients with head and neck lymphedema, critical functions such as swallowing, breathing and range of motion can be negatively impacted. Over time, the accumulation of lymph fluid can result in significant changes in the structure of the tissues, causing thickening and hardening of the skin, referred to as fibrosis. Recurrent skin infections such as erysipelas and cellulitis, a more serious skin infection, are common complications of lymphedema.

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

 Chronic Venous Insufficiency

Chronic venous insufficiency (“CVI”) occurs when the venous wall and/or valves in the veins are not working effectively, making it difficult for blood to return to the heart. The disease is prevalent among patients who are obese or pregnant and may also be caused by high blood pressure, trauma, lack of exercise, smoking, deep vein thrombosis and inflammation of the vein walls. As the valves deteriorate, blood is no longer able to effectively travel in the normal direction, leading to increased pressure in the vascular system, stretching and dilating vessels, which exacerbates the problem. Prolonged or untreated chronic venous insufficiency may cause an increase in the buildup of interstitial fluid (the fluid surrounding cells), which in turn, can cause skin and tissue changes that can permanently damage the lymphatic system. As hypertension increases, more fluid is pushed out of the vascular system leading to swelling, progressive tissue breakdown, skin infections and venous leg ulcers. Ulcers develop in areas with edema as swelling interferes with the movement of oxygen and nutrients through tissues, and if left untreated, these ulcers can quickly become infected or even gangrenous. Physicians diagnose chronic venous insufficiency based on appearance, symptoms and imaging techniques and classify it based upon a scale endorsed by the Society for Vascular Surgery.

Market Opportunity

Lymphedema and chronic venous insufficiency are costly and lifelong conditions with debilitating physical and psychological impacts on patients. Based on a study performed by Dr. Steven Dean et al., it is estimated that more than 16 million people in the United States are living with lymphedema due to CVI. This, in addition to the estimated five million individuals living in the U.S with cancer-related and primary lymphedema, increases the prevalence estimates four-fold to over 20 million individuals. In order to more accurately target patients actively looking for a treatment option we have performed an analysis of claims data. We estimated that approximately 1.3 million patients were diagnosed with lymphedema during the 12 months ended June 30, 2019. Based on a similar analysis of claims data commissioned by us, we estimated that there were approximately 1.1 million patients diagnosed with lymphedema during the 12 months ended June 30, 2018. This represents an 18% year-over-year increase in the number of patients diagnosed with lymphedema in a one-year period. We estimate that the addressable market opportunity for our Flexitouch system exceeds $5.0 billion in the United States, which is based on the number of patients diagnosed with lymphedema and our average selling price per device.

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

In the fourth quarter of 2016 we expanded the indications for use of the Flexitouch system. We received U.S. FDA clearance to market a first-of-its-kind system to treat patients suffering from lymphedema of the head and neck, a frequent consequence of head and neck cancer and its treatment. Patient symptoms often include significant skin changes, pain and discomfort, as well as difficulty breathing and swallowing. The American Cancer Society estimates that 430,000 people in the United States suffer from cancers of the head and neck, and more than 65,000 new patients are diagnosed each year. In a 2016 clinical publication, researchers at Vanderbilt University School of Medicine estimated that more than 75% of patients with head and neck cancer develop lymphedema requiring treatment. Our Flexitouch Head and Neck system is the only pneumatic compression device with an indication to treat patients suffering from debilitating head and neck lymphedema. We estimate the market opportunity for our Flexitouch Head and Neck system is approximately $1 billion in the United States, which is based on 75% of the total number of patients suffering from cancers of the head and neck and our average selling price per device.

Current Treatment and Limitations

A traditional treatment for lymphedema is complete decongestive therapy consisting of manual lymphatic drainage, which is a specialized application of gentle pressure to the skin applied by a trained therapist that encourages drainage of lymph fluid, as well as decongestive exercises, skin care and compression with multilayered bandages, compression garments or pumps. Typically, this therapy begins with clinic visits three to five times per week for four to eight weeks, which is costly, inconvenient for the patient, and time consuming. At that point, clinical improvement plateaus or reimbursement for the therapy ends and patients transition to self-administered home-based care. Manual lymphatic drainage is difficult for patients to self-administer due to limited range of motion and treatment techniques that are difficult to replicate, and pump-based compression using simple pumps can be uncomfortable and have not demonstrated the clinical and economic benefits of our Flexitouch advanced pneumatic pump. To address these limitations, our at-home Flexitouch system was developed to provide automated lymphatic drainage therapy through an advanced, easy-to-use, self-applied at-home system. Peer-reviewed, published studies have shown that our Flexitouch system provides improved quality of life and clinical outcomes and delivers significant cost savings to payers and patients.

The standard of care treatment for chronic venous insufficiency is compression therapy. Compression stockings and wraps are typically used to provide added pressure, increasing the effectiveness of the calf-muscle pump in returning blood to the heart, but these products can be challenging for patients to apply. As the disease progresses, patients may develop a venous leg ulcer, which is commonly treated using multilayered bandages to minimize swelling and enhance blood flow. A clinician applies these typically non-removable bandages to patients at a precise pressure and patients wear the bandages between weekly visits to the wound clinic during which they are then removed and reapplied. Treatment typically occurs for several months and impairs patient quality of life by limiting bathing, range of motion, comfort and other activities of daily living. Treatment efficacy is inconsistent because bandages can lose their precise pressure between treatments. Patients use our Airwear compression wrap to administer easy-to-apply compression therapy to assist with the circulation of blood through affected veins. Our Airwear wrap provides comfortable, consistent compression that a patient may apply, remove and reapply at home, allowing patients to bathe, sleep comfortably and increase mobility.

Our Strategy

Our goal is to become a leader in the at-home treatment of chronic diseases. We intend to leverage our established product, service and fulfillment platforms to be a global provider of clinically proven, easy-to-use and cost-effective solutions. The key elements of our strategy include:

●	Increase awareness of our solutions and establish them as the standards of care. We believe that many patients with lymphedema and chronic venous insufficiency are undiagnosed or undertreated, and we intend to further educate physicians, nurses, therapists, patients and payers to raise awareness of these diseases, the associated health burdens of such diseases on patients and society, and the clinical and economic benefits of using our products. We intend to continue promoting this awareness through training and educating clinicians, advertising campaigns, exhibiting at tradeshows and physician meetings and publishing additional clinical and economic outcome data demonstrating the benefits of our solutions. Our ongoing marketing initiatives focus on increasing referrals from physicians trained in venous and lymphatic diseases. In addition, we plan to launch more extensive direct-to-provider and patient marketing programs that we believe will further increase awareness of our solutions.
●	Expand our direct sales and customer support teams. We plan to expand our direct sales and marketing organization to drive greater product adoption by patients and their clinicians. We intend to strengthen our distribution network by continuing to recruit, train and retain talented sales representatives. With an expanded sales force, we believe we could target additional clinical call points.
●	Introduce new features and products to grow our technology platform. We are actively developing new products and features for our portfolio in order to expand the number of patients using our products and allow us to enter new clinical adjacencies. We pursue both internal research, design and development, and also work with external collaborators to expand our product offerings. In addition, we evaluate opportunities to license or acquire additional technologies and products to expand our total addressable market opportunity.
●	Continue the development of clinical and economic outcome data. A key part of our success is our ability to demonstrate the effectiveness of our products through clinical and economic outcome data. We intend to invest in additional studies to support peer-reviewed, published articles that evidence the clinical and economic benefits of our solutions as compared to traditional treatments. We intend to use these data to continue to educate clinicians, payers and patients on the proven advantages of our products compared to other therapies and expand our network of key opinion leader advocates.
●	Expand third-party reimbursement. Most of our products are covered under existing reimbursement codes, and we have secured coverage for our solutions with private payers, Medicare, the Veterans Administration and certain Medicaid programs. Our team has experienced significant success in obtaining positive coverage policies from payers by developing direct relationships with payer decision-makers, leveraging our relationships with physician societies and key opinion leaders, providing clinical data, demonstrating the efficacy of our products and educating payers on the limitations of traditional treatments. We intend to continue this strategic approach to further expand coverage for our solutions, as well as to meet payer-specific requirements on behalf of patients.
●	Introduce our solutions outside the United States. We currently market our products almost exclusively within the United States. While our plan is to continue to focus our direct sales efforts on penetrating the U.S. market, we plan to pursue future international expansion. We expect approval for a European CE Mark and a Medical Device License in Canada for our current Flexitouch Plus system in 2020.

Our Products

We market our Flexitouch, Entre and Actitouch systems, and the Airwear wrap, as at-home therapies for the treatment of lymphedema and chronic venous insufficiency. These products have received 510(k) clearance from the FDA to be marketed in the United States. We believe our products have unique features and benefits that address the shortcomings of traditional treatments, are more cost-effective and enable more consistent and effective therapy, leading to enhanced patient quality of life, improved clinical outcomes and reduced cost of care.

Flexitouch System

Our Flexitouch Plus system is a fully automated, programmable, advanced pneumatic compression device designed for treatment of lymphedema in the home setting. Our Flexitouch system has received 510(k) clearance for the treatment of lymphedema, certain types of edema, venous insufficiencies and certain types of leg ulcers. We introduced our first-generation Flexitouch system in the United States in 2003, our second-generation Flexitouch system in 2006, and our third-generation Flexitouch system, the Flexitouch Plus, in 2018. The mechanism of action of our patented Flexitouch Plus system is designed to stimulate the lymphatic system similar to manual lymphatic drainage therapy, the current standard of care in patient treatment. By automating this technique, we believe our system offers an effective, cost-efficient, convenient and accessible at-home treatment for patients.

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

The electronic controller unit adjusts the amount of pressure and the timing of the pressure and release cycles. This unit is lightweight and easily portable, providing maximum convenience for at-home treatment. A typical therapy session using our Flexitouch Plus system lasts up to one hour, with additional treatment options available if prescribed by a clinician.

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

We have observed a steady decrease in the demand for and sales volume of our Actitouch system over the past four years, reflecting a reduction in the overall future marketability of the product line.  As a result, we plan to discontinue the current Actitouch system and corresponding product line in the first quarter of 2020. Due to the planned discontinuation of the current product line, we recorded a $2.5 million non-cash impairment charge to fully write off the inventory and intangible assets related to our Actitouch system for the year ended December 31, 2018.  We believe the Airwear gradient compression wrap provides access to a larger population of patients with chronic venous insufficiency and does so earlier in their treatment pathway, while providing enhanced benefits as compared to the Actitouch system.

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

The Airwear wrap is indicated for the management of venous insufficiency, venous hypertension, venous ulcerations and lymphedema. Compression therapy is the standard of care for these conditions and the Airwear wrap works by delivering sustained gradient compression to the lower leg. Compression helps by mechanically squeezing the leg to improve blood flow and fluid return, thereby reducing swelling and other associated symptoms. However, traditional static compression therapy products (e.g. stockings, competitive wraps, bandages, etc.) are often difficult to apply, require precise application to achieve the desired pressure and are generally not user-friendly, resulting in poor user compliance. By utilizing an easy to apply hook and loop fastening system on the Airwear wrap, patients do not need to struggle with stockings or bandages to receive the compression therapy they require. In addition, a unique and patented inflation system enables consistent and precise pressure to be applied without professional application. While our other products have certain reimbursement-related requirements that can delay the receipt of a prescription for them, the Airwear wrap is not subject to those additional reimbursement requirements and therefore can be recommended by a healthcare provider at the time of a patient’s visit, or the Airwear wrap can be obtained by patients over-the-counter without a prescription. The Airwear wrap can also be a complementary therapy option to our Flexitouch Plus and Entre systems.

Clinical Results and Studies

Overview

A key part of our success is our ability to demonstrate the effectiveness of our products by funding studies that generate clinical and economic outcome data supporting our products. We have developed a significant body of clinical data supporting the efficacy and safety of our products. We intend to continue to invest in additional studies to support peer-reviewed, published articles that evidence the clinical and economic benefits of our solutions as compared to traditional treatments. To date, 23 studies regarding the safety and efficacy of our products have been completed, in which over 2,100 subjects have been included.

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

Impact on Clinical Outcomes and Healthcare Costs with Use of our Flexitouch System

A retrospective study published by the American Medical Association in JAMA Dermatology demonstrated significant improvement in key clinical endpoints and immediate cost reductions for individuals with lymphedema following receipt of our Flexitouch system. The study was conducted in the United States and included 718 patients with a lymphedema diagnosis who had continuous insurance coverage during the 12 months prior to and the 12 months after receiving our Flexitouch system from 2007 through 2013.

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

Study of Patient-Reported Satisfaction with Use of our Flexitouch System

A retrospective study published in the Oncology Nursing Forum demonstrated that patients using our Flexitouch system were satisfied with the device and perceived it to be beneficial in managing their lymphedema. The study was conducted in the United States and involved 155 patients with lymphedema whose treatment was initiated from March 2004 to May 2006. The primary objective of the study was to compare treatment protocol adherence, satisfaction and perceived changes in emotional and functional status between patients with cancer-related lymphedema and non-cancer-related lymphedema using our Flexitouch system.

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

Our direct-to-patient and -provider model is composed of a direct sales force, at-home trainers, reimbursement capabilities and medical expertise to expand awareness, garner referrals and obtain payment for our products. As of December 31, 2019, we employed over 240 full-time sales representatives, including eight sales managers, who provide coverage throughout the United States. The chart below describes our U.S. direct-to-patient and -provider model.

Our marketing team leads our efforts in brand development, product messaging, tradeshow attendance, educational forums, website development, social media and advertising.

Reimbursement, Payer Relations and Customer Support Process

Private insurers and other payers represented approximately 72% and 71% of our revenue in 2019 and 2018, respectively, while Veterans Administration hospitals represented approximately 17% and 20% of our revenue in 2019 and 2018, respectively, and Medicare represented approximately 11% and 9% of our revenue in 2019 and 2018, respectively. When we sell our solutions directly to patients, we generally bill third-party payers, such as commercial insurance or Medicare, on behalf of our patients and bill the patient for their copayment obligations and deductibles.

As a nationwide provider, we have developed a broad expertise in obtaining billing codes, in-network contracts, developing coverage policies, overcoming payer barriers and obtaining authorization and payment from payers across all regions of the United States. Our model utilizes our strategic and operational reimbursement proficiency to meet the varying requirements of hundreds of payers across the country.

Our Reimbursement Department, composed of over 90 employees, includes our Payer Development and Reimbursement Operations groups. The Payer Development group is composed of both strategic and analytical teams with focus on payer decision-maker relationships and education, payer policy development and revision, payer contract negotiations, and payer data analysis. The Reimbursement Operations group, which is responsible for verifying patient insurance benefits, individual patient case development, prior authorization submissions, case follow-up and appeals when necessary, is organized into “regional payer lanes” so that each case is handled throughout the process by experts in specific payer requirements.

We have strong and established payer relationships, including most of the largest private payers in the United States. Based on our estimates, we are contracted or enrolled as an in-network provider with payers covering over 275 million lives. These contracts allow us to be an in-network provider for patients, enabling them to access our systems at a competitive rate and copay comparable to other suppliers and easing our administrative burden in processing authorizations and claims. We have enjoyed a consistent commercial payer approval rate of greater than 80% for the last ten years, and a greater than 90% Medicare claims submitted approval rate (post-arbitration and based on the number of claims, not dollar amount of claims, submitted across all our products) since we began doing business with Medicare in 2007. We have an in-depth understanding of specific payer coverage criteria, and our submission materials are tailored to address an individual payer's distinct requirements. Our dedicated customer service team is available to answer patient questions regarding reimbursement, account status, device operation and troubleshooting during normal business hours. We receive no additional reimbursement for patient support, but provide high-quality customer service and continuity of care to enhance patient comfort, satisfaction, compliance and safety with our products.

Our Flexitouch Plus system controller is reimbursed under HCPCS code E0652, and our Entre system controller is reimbursed under HCPCS code E0651. Garments that cover various parts of the body are used with these systems and billed using HCPCS codes E0667, E0668 and E0669. Our head and neck garments do not currently have billing codes assigned. As of December 31, 2019, over 1,100 payers have paid for our products.

Research and Clinical Operations

We are committed to ongoing research and development as part of our efforts to be at the forefront of physician and patient preference in the area of chronic disease, especially lymphedema and chronic venous insufficiency. As of December 31, 2019, our research and development and clinical operations staff included more than 20 engineers, scientists, clinical monitors and project managers with expertise in pneumatics, electronics, garment design, embedded software, mechanical design, sensors, manufacturing technologies and clinical trial management. Our research and development expenses, including spending on our clinical evidence development efforts, totaled $5.2 million and $5.3 million for the years ended December 31, 2019 and 2018, respectively. Our current research and development efforts are focused primarily on increasing efficacy, improving design for ease-of-use, enhancing clinical functionality and reducing production costs of our solutions. Our clinical development efforts are focused on further differentiating our products from our competitors. We coordinate our development efforts with our intellectual property strategies in order to enhance our ability to obtain patent and other intellectual property protection.

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

We manage our arrangements with our third-party manufacturers and suppliers to adjust delivery schedules and quantities of components to match our changing manufacturing requirements. We forecast our component needs based on historical trends, current utilization patterns and sales forecasts of future demand. We establish our relationships with our third-party manufacturers and suppliers through supplier contracts and purchase orders. In most cases, these supplier relationships may be terminated by either party upon reasonable notice.

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

We have implemented a quality management system designed to comply with FDA regulations and International Standards Organization, or ISO, standards governing medical device products. In the United States, we and certain of our manufacturers are required to manufacture our products in compliance with the

FDA's Quality System Regulation, which covers the methods and documentation of the design, testing, control, manufacturing, labeling, quality assurance, packaging, storage and shipping for our products. We maintain a quality management system to control compliance with such requirements and have procedures in place designed to ensure that all products and materials purchased by us conform to our requirements and FDA regulations. As of December 31, 2019, we had over 45 employees in operations, manufacturing and quality assurance. Our quality management system has been certified to ISO 13485:2003 in 2012, 2014 and 2017, and to ISO 13485:2016 in 2019. Many of our manufacturers' quality management systems also have been certified to ISO.

Order Fulfillment and Patient Education

Once we have a complete patient order and appropriate documentation from the payer, we package and ship a system, configured to their physician's prescription, directly to the patient. Our primary logistics partners are Federal Express and United Parcel Service, which we use for delivery and pick up of our devices. After delivery and when requested by our patient, we coordinate a visit from one of our over 560 licensed, contract trainers to provide education, clinical support or customer service. These trainers are healthcare professionals, licensed in their state of residence, instructed on proper use of our products. Patient visits are coordinated from our offices in Minneapolis and training sessions are assigned by our staff.

Competition

The pneumatic compression pump market is composed of a number of manufacturers and distributors of pneumatic compression pumps. Our most significant manufacturing competitors are Bio Compression Systems, Inc. and Lympha Press USA. Other competitors are Airos Medical, Inc. and NormaTec Industries. If we expand internationally, we expect that Arjo AB would become a competitor, in addition to other potential international competitors.

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

Unless an exemption applies, each medical device we seek to distribute commercially in the United States requires marketing authorization from the FDA prior to distribution. The two primary types of FDA marketing authorization applicable to a device are premarket notification, also called 510(k) clearance, and premarket approval. The type of marketing authorization is generally linked to the classification of the device, which is based on the degree of risk the FDA determines to be associated with a device and the level of regulatory control deemed necessary to ensure the device's safety and effectiveness.

Our Flexitouch and Entre systems (all models) are Class II devices under the FDA classification system requiring 510(k) clearance. We obtained 510(k) clearance for our Flexitouch system in October 2006 and for a discontinued predecessor system in July 2002. In September 2016, we received 510(k) clearance from the FDA for the Flexitouch system for treating lymphedema of the head and neck. In June 2017, we announced that we received 510(k) clearance from the FDA for the Flexitouch Plus, the third-generation version of our Flexitouch system. We obtained 510(k) clearance for our Actitouch system in June 2013 and our Entre system in May 2015. All of our Class II devices have obtained 510(k) clearance and that status remains current as of the date of this filing.

After a device receives 510(k) clearance or a premarket approval, in general any modification that could significantly affect its safety or effectiveness, or that would constitute a major change in its intended use, will require a new clearance or approval. Thus, modifications to our existing devices will be evaluated to ensure ongoing compliance to the FDA requirements.

Further, even after a device receives clearance or approval by the FDA and is placed on the market, numerous regulatory requirements apply. These include:

●	establishment registration and device listing;
●	quality system regulation, which requires manufacturers, including third-party manufacturers, to follow stringent design, testing, control, documentation and other quality assurance procedures during all aspects of the manufacturing process;
●	labeling regulations and the FDA prohibitions against the promotion of products for un-cleared, unapproved or "off-label" uses, and other requirements related to promotional activities;
●	medical device reporting regulations, which require that manufacturers report to the FDA if their device may have caused or contributed to a death or serious injury or malfunctioned in a way that would likely cause or contribute to a death or serious injury if the malfunction were to recur;
●	corrections and removals reporting regulations, which require that manufacturers report to the FDA field corrections and product recalls or removals if undertaken to reduce a risk to health posed by the device or to remedy a violation that may present a risk to health; and
●	post-market surveillance regulations, which apply when necessary to protect the public health or to provide additional safety and effectiveness data for the device.

Any new Class II devices developed by us will be submitted to the FDA as required by the 510(k) process. Under this process, when a 510(k) clearance is required, we must submit a premarket notification to the FDA demonstrating that our proposed device is "substantially equivalent" to a previously cleared and legally marketed 510(k) device or a device that was in commercial distribution before May 28, 1976 for which the FDA has not yet called for the submission of a premarket approval application, which is commonly known as the "predicate device." In 2019, the FDA released an optional Safety and Performance Based Pathway for 510(k) clearance, which allows a submitter to demonstrate that an eligible new device of a well-understood type meets FDA-identified performance criteria to demonstrate that the device is as safe and effective as a legally marketed device. If the FDA determines that the device, or its intended use, is not substantially equivalent to a previously-

cleared device or use, the FDA will issue a not substantially equivalent decision. This means the device cannot be cleared through the 510(k) process and will require marketing authorization through the premarket approval pathway.

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

Failure to comply with applicable regulatory requirements can result in enforcement action by the FDA, which may include any of the following sanctions: Warning Letters, fines, injunctions, civil or criminal penalties, recall or seizure of our products, operating restrictions, partial suspension or total shutdown of production, denying our request for 510(k) clearance or premarket approval of new products, rescinding previously granted 510(k) clearances or withdrawing previously granted premarket approvals.

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

Centers for Medicare and Medicaid Services

Centers for Medicare and Medicaid Services, or CMS, requires providers of products or services to attain and maintain accreditation in order to participate in federally funded healthcare programs. To attain and maintain accreditation, companies are required to institute policies and procedures that, among other things, formalize the interaction of the company with patients. Accrediting bodies that are approved (“deemed”) by CMS will perform audits of these policies and procedures every three years. Should a company fall out of compliance with the requirements of the accrediting body, expulsion from the Medicare program could follow. In May 2008, we became a Durable, Medical Equipment, Prosthetics, Orthotics, and Supplies accredited supplier by the Accreditation Commission for Health Care. This accreditation must be renewed every three years through a recredentialing process that includes an on-site review. We last renewed our accreditation with our accrediting body in May 2017. We are currently in the process of renewing our accreditation. Maintaining our accreditation and Medicare enrollment requires that we comply with numerous business and customer support standards. If we are deemed out of compliance with accreditation standards, our enrollment status in the Medicare program could be jeopardized, up to and including termination.

Licensure

Several states require that durable medical equipment providers be licensed in order to sell products to patients in that state. Certain of these states require that durable medical equipment providers maintain an in-state location. Most of our state licenses are renewed on an annual or bi-annual basis. In addition, we are subject to certain state laws regarding professional licensure.

Fraud and Abuse Regulations

Federal Anti-Kickback and Self-Referral Laws.    The Federal Anti-Kickback Statute, among other things, prohibits the knowing and willful offer, payment, solicitation or receipt of any form of remuneration, whether directly or indirectly and overtly or covertly, in return for, or to induce the referral of an individual for the:

●	furnishing or arranging for the furnishing of items or services reimbursable in whole or in part under Medicare, Medicaid or other federal healthcare programs; or
●	purchase, lease, or order of, or the arrangement or recommendation of the purchasing, leasing, or ordering of any item or service reimbursable in whole or in part under Medicare, Medicaid or other federal healthcare programs.

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

Federal False Claims Act and Civil Monetary Penalties Law.    The Federal False Claims Act provides, in part, that the federal government may bring a lawsuit against any person whom it believes has knowingly presented, or caused to be presented, any false or fraudulent request for payment from the federal government, or who has made a false statement or used a false record to get a claim paid or to avoid, decrease or conceal an obligation to pay money to the federal government or knowingly retained an overpayment. In addition, amendments to the Federal False Claims Act have made it easier for private parties to bring whistleblower lawsuits against companies.

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

Although we believe that we are in compliance with the Federal False Claims Act as well as the Civil Monetary Penalties laws, if we are found in violation of the same, penalties include fines for each false claim violation of the Federal False Claims Act and varying amounts based on the type of violation of the Civil

Monetary Penalties Law, plus up to three times the amount of damages that the federal government sustained because of the act of that person. In addition, the federal government may also seek exclusion from participation in all federal health care programs.

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

The U.S. Foreign Corrupt Practices Act and Other Anti-Corruption Laws.    We may be subject to a variety of domestic and foreign anti-corruption laws with respect to our regulatory compliance efforts and operations. The U.S. Foreign Corrupt Practices Act, commonly known as the FCPA, is a criminal statute that prohibits an individual or business from paying, offering, promising or authorizing the provision of money (such as a bribe or kickback) or anything else of value (such as an improper gift, hospitality, or favor), directly or indirectly, to any foreign official, political party or candidate for the purpose of influencing any act or decision in order to assist the individual or business in obtaining, retaining, or directing business or other advantages (such as favorable regulatory rulings). In addition to the FCPA, there are a number of other federal and state anti-corruption laws to which we may be subject, including, the U.S. domestic bribery statute contained in 18 USC § 201 (which prohibits bribing U.S. government officials) and the U.S. Travel Act (which in some instances addresses private-sector or commercial bribery both within and outside the United States). Also, a number of other countries have their own domestic and international anti-corruption laws, such as the UK Bribery Act 2010.

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

State and federal transparency/reporting requirements.    As part of the Patient Protection and Affordable Care Act, or ACA, the Federal government has created a transparency program known as Open Payments (the Physician Payments Sunshine Act) which requires manufacturers of drugs, devices, biologicals and medical supplies to report annually to the CMS, an agency within the U.S. Department of Health and Human Services, or HHS, information related to payments and other transfers of value provided to physicians and teaching hospitals (“covered recipients”) and certain ownership and investment interests held by physicians and their immediate family members. In 2021, this information expands to include tracking and reporting for additional covered recipients, namely physician assistants, nurse practitioners, clinical nurse specialists, certified registered nurse anesthetists and certified nurse-midwives. Failure to submit timely, accurate and complete information may result in civil monetary penalties of up to an aggregate of $150,000 per year and up to an aggregate of $1.0 million per year for "knowing failures to report." Certain states require implementation of commercial compliance programs and compliance with the device industry's voluntary compliance guidelines and the relevant compliance guidance promulgated by the federal government, impose restrictions on marketing practices, and/or prohibition and tracking and reporting of gifts, compensation and other remuneration or items of value provided to physicians and other healthcare professionals and entities.

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

HIPAA.    The Health Insurance Portability and Accountability Act of 1996, or HIPAA, established uniform standards governing the conduct of certain electronic healthcare transactions and protecting the security and privacy of individually identifiable health information maintained or transmitted by healthcare providers, health plans and healthcare clearinghouses, which are referred to as covered entities. The standards promulgated under HIPAA's regulations include those that:

●	restrict the use and disclosure of individually identifiable health information, or "protected health information";
●	establish standards for common electronic healthcare transactions, such as claims information, plan eligibility, payment information and the use of electronic signatures;
●	require covered entities to implement and maintain certain security measures to safeguard certain electronic health information, including the adoption of administrative, physical and technical safeguards to protect such information; and
●	require covered entitles to provide notification to affected individuals, the Department of Health and Human Services and the media in the event of a breach of unsecured protected health information.

The American Recovery and Reinvestment Act of 2009, or ARRA, expanded HIPAA's privacy and security standards. ARRA includes the Health Information Technology for Economic and Clinical Health Act of 2009, or HITECH, which, among other things, made HIPAA's privacy and security standards directly applicable to business associates of covered entities. A business associate is a person or entity that performs certain functions or activities on behalf of a covered entity that involve the use or disclosure of protected health information. As a result, business associates are now subject to significant civil and criminal penalties for failure to comply with applicable standards. Moreover, HITECH creates a new requirement to report certain breaches of unsecured, individually identifiable health information and imposes penalties on entities that fail to do so. HITECH also increased the civil and criminal penalties that may be imposed against covered entities, business associates and possibly other persons and gave state attorneys general new authority to file civil actions for damages or injunctions in federal courts to enforce the federal HIPAA laws and seek attorney fees and costs associated with pursuing federal civil actions.

The 2013 final HITECH omnibus rule, or the HITECH Final Rule, modifies the breach reporting standard in a manner that makes more data security incidents qualify as reportable breaches. The costs of complying with privacy and security related legal and regulatory requirements are burdensome. The HITECH Final Rule will continue to be subject to interpretation by various courts and other governmental authorities, thus creating potentially complex compliance issues for us, as well as referring providers.

In addition to federal regulations issued under HIPAA, several states have enacted privacy and security statutes or regulations that, in certain cases, are more stringent than those issued under HIPAA. In those cases, it may be necessary to modify our planned operations and procedures to comply with the more stringent state laws. Most states have also adopted breach notification laws that require notification to affected individuals and certain state agencies if there is a security breach of certain individually-identifiable information. If we suffer a privacy or security breach, we could be required to expend significant resources to provide notification to the affected individuals and address the breach, as well as reputational harm associated with the breach. If we fail to comply with applicable state laws and regulations, we could be subject to additional sanctions. Any liability from failure to comply with the requirements of HIPAA, HITECH or state privacy and security statutes or regulations could adversely affect our financial condition. The costs of complying with privacy and security related legal and regulatory requirements are burdensome and could have a material adverse effect on our business, financial condition and results of operations.

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

In March 2012, we received our Medical Device License in Canada for our Flexitouch (classic) system and that license remains current as of the date of this filing.

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

CMS, which is the agency within the Department of Health and Human Services that administers both Medicare and Medicaid, has the authority to decline to cover particular products or services if it determines that they are not "reasonable and necessary" for the treatment of Medicare beneficiaries. A coverage determination for a product, which establishes the indications that will be covered, and any restrictions or limitations, can be developed at the national level by CMS through a National Coverage Determination, or NCD, or at the local level through a Local Coverage Determination, or LCD, by a regional Medicare Administrative Contractor, which is a private contractor that processes and pays claims on behalf of CMS for the geographic area where the services were rendered. Obtaining a coverage determination, whether an NCD or LCD, is a time-consuming, expensive and highly uncertain endeavor, especially for a new device. Under a NCD that has been effective since January 14, 2002, pneumatic compression devices, or PCDs, including our products, are covered for the treatment of lymphedema or for the treatment of chronic venous insufficiency with venous stasis ulcers.  A LCD, administered by the four Medicare Administrative Contractors responsible for processing durable medical equipment claims, sets forth additional coverage criteria that impacts Medicare coverage for our products.  Our Medicare business has increased to 11% of revenue in 2019 compared to 9% in 2018.

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

We believe a reduction or elimination of coverage or reimbursement of our products by Medicare would likely cause some commercial third-party payers to implement similar reductions in their coverage or reimbursement of our products. If we are unable to expand coverage of our products by additional commercial payers, or if third-party payers that currently cover or reimburse for our products reverse or limit their coverage or reimbursement levels in the future, our business and results of operations could be adversely affected.

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

Patents

Our patent portfolio consists of three sets of patents, including patents relating to our Flexitouch system and other wearable compression-related technologies. As of December 31, 2019, we owned more than 170 issued patents globally, of which 41 were issued U.S. patents. As of December 31, 2019, we owned 70 patent applications pending globally, of which 25 were patent applications pending in the United States. Our U.S. issued patents have varying patent terms, expiring between 2022 and through at least 2033, subject to payment of required maintenance fees, annuities and other charges. U.S. patents covering various aspects of our Flexitouch system expired in 2017.

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

Seasonality

Our business is affected by seasonality. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Seasonality.”

Employees

As of December 31, 2019, we had 629 employees, including 353 in sales and marketing; 122 in reimbursement and payer relations; 68 in manufacturing, quality assurance, and research and development; 72 in general administration, finance, information technology and human resources; and 14 in clinical research and operations. None of our employees are represented by a collective bargaining agreement. We believe that our employee relations are positive, as evidenced by our being selected as a Top Workplace in Minnesota by our employees for the last ten years.

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

Risks Related to Our Business

Our revenue is primarily generated from our Flexitouch system and we are therefore highly dependent on only one product.

Our Flexitouch system accounted for 90% and 92% of our revenue for the years ended December 31, 2019 and 2018, respectively. We expect that sales of this product will continue to account for the substantial majority of our revenue going forward. Therefore, our ability to execute our growth strategy will depend not only upon increasing awareness of lymphedema, but also on the adoption of our Flexitouch system to treat this condition. Many physicians and clinicians may have experience with, and/or invested substantial resources in, developing expertise in traditional or alternative treatments for lymphedema, which may make them less willing to adopt our Flexitouch system. If our Flexitouch system fails to achieve wide market acceptance for any reason, our business, financial condition and results of operations could be adversely affected.

Our long-term growth depends on awareness and adoption of our products.

A primary growth strategy is to establish our products as the standard of care for the treatment of lymphedema and chronic venous insufficiency. In order to achieve this growth strategy, we must:

●	increase clinician and consumer awareness of these diseases, which are often undertreated;
●	introduce the clinical and economic benefits of our solutions to physicians, therapists and other clinicians across several specialties and in various clinical settings; and
●	demonstrate consistent coverage and reimbursement for our solutions by private payers, Medicare, the Veterans Administration and certain Medicaid programs.

Clinicians may not adopt our solutions as the standard of care for lymphedema and chronic venous insufficiency or may not prescribe our products for a number of reasons, including:

●	our inability to educate a sufficient number of clinicians on these diseases or our products;
●	the unavailability or inadequacy of insurance coverage or reimbursement for our products;
●	failure of evidence supporting clinical benefits or cost-effectiveness of our products over existing alternatives to convince clinicians to change their treatment methods; and
●	resistance from clinicians to replace traditional treatments with our solutions.

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

Third-party payers, whether foreign or domestic, or governmental or commercial, are developing increasingly sophisticated methods of controlling healthcare costs. In the United States, no uniform policy of coverage and reimbursement for our products exists among third-party payers. Therefore, reimbursement for our products can differ significantly from payer to payer and our products are not universally covered by third-

party commercial payers. In addition, payers, including Medicare, continually review existing technologies for continued coverage and can, without notice, deny or reverse coverage for existing products. We believe a reduction or elimination of coverage or reimbursement of our products by Medicare would likely cause many commercial third-party payers to implement similar reductions or elimination of  their coverage or reimbursement of our products. If we are unable to expand coverage of our products by additional commercial payers, or if third-party payers that currently cover or reimburse for our products reverse or limit their coverage or reimbursement levels in the future, our business and results of operations could be adversely affected.

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

U.S. patent protection covering various aspects of our Flexitouch system expired in 2017, and thus may subject us to increased competition and reduce or eliminate our opportunity to generate product revenue.

U.S. patents covering various aspects of our Flexitouch system expired in 2017. Given the expiration of these patents, third parties may be permitted to incorporate aspects of our Flexitouch system into their products or create substantially similar or generic versions of our Flexitouch system. This could subject us to increased competition from products attempting to replicate our technology. Moreover, these competitors could sell their competing products for a substantially lower price, which could substantially limit our opportunity to increase or maintain revenue from our Flexitouch system and, in fact, our revenue could be substantially reduced, causing a material adverse effect on our business.

If we are unable to expand, manage and maintain our direct sales and marketing organizations, we may not be able to generate anticipated revenue.

Our operating results are directly dependent upon the sales and marketing efforts of our employees. If our direct sales force fails to adequately promote, market and sell our products, our sales may suffer. Our direct sales force has grown from three representatives in March 2005 to a team of over 240 people as of December 31, 2019.

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

Changes in government trade policies, including additional tariffs and the resulting consequences, may have a material adverse impact on our business and results of operations.

The United States government has adopted a new approach to trade policy, including in some cases renegotiating or terminating certain existing bilateral or multi-lateral trade agreements. It has also initiated or is considering the imposition of tariffs on certain foreign goods, including certain raw materials that are included in our products, or on our products directly. Changes in U.S. trade policy has and could continue to result in one or more of its trading partners adopting responsive or retaliatory trade policies, making it more difficult or costly for us to export our products to those countries in the future or import our products or raw materials utilized in making our products. These measures could result in increased costs for goods imported into the United States. Since our prices are often fixed due to the reimbursement policies of, and arrangements with, third-party payers, this could result in lower margins on our products.

There is also a concern that the imposition of additional tariffs by the United States could result in the adoption of tariffs by other countries. The resulting trade war could have a significant adverse effect on world trade and the world economy. To the extent that trade tariffs and other restrictions imposed by the United States increase the price of, or limit the amount of, the raw materials and products we import into the United States, the costs of our raw materials may be adversely affected and the demand from our customers for products and services may be diminished, which could adversely affect our revenue and profitability. In addition, our margins could be significantly impacted.

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

Reimbursement rates are established by fee schedules mandated by private payers, Medicare, the Veterans Administration and certain Medicaid programs and are likely to remain constant or decrease due, in part, to federal and state government budgetary constraints. As a result, with respect to Medicare and Medicaid related revenue, we may not be able to offset the effects of general inflation on our operating costs through increases in prices for our products. In particular, labor and related costs account for a significant portion of our operating costs and we compete with other healthcare providers to attract and retain qualified or skilled personnel and with various industries for administrative and service employees. This competitive environment could result in increased labor costs. As such, we must control our operating costs, particularly labor and related costs, and failing to do so could adversely affect our financial conditions and results of operations.

Our operating costs may fluctuate significantly in the future as a result of a variety of factors, many of which are outside of our control. These factors include:

●	increased sales and marketing costs to increase awareness of our products;
●	costs to develop new and enhanced features for current products and research and development costs for new products;
●	the time, resources and expense required to develop and conduct clinical trials and seek additional regulatory clearances and approvals for additional treatment indications for our products and for any additional products we develop or acquire;
●	the costs of preparing, filing, prosecuting, defending and enforcing patent claims and other patent related costs, including litigation costs and the results of such litigation;
●	any product liability or other lawsuits related to our products and the costs associated with defending them or the costs related to the results of such lawsuits;
●	the costs to attract and retain personnel with the skills required for effective operations;
●	the costs associated with being a public company; and
●	costs associated with entering and maintaining international markets.

Our failure to anticipate and minimize the impact of these costs could adversely affect our business and results of operations.

We compete and may compete in the future against other companies, some of which have longer operating histories, more established products or greater resources than we do, which may harm our business.

The medical device industry is highly competitive. Our success depends, in part, upon our ability to maintain a competitive position in the development of technologies and solutions for the at-home treatment of lymphedema and chronic venous insufficiency or for market adjacencies. Any product we develop will have to compete for market acceptance and market share. We face significant competition in the United States, and we expect the intensity of competition will increase over time. Our primary competitors are Bio Compression Systems, Inc. and Lympha Press USA. Other competitors include Airos Medical, Inc. and NormaTec Industries. If we expand internationally, we expect that Arjo AB would become a competitor, in addition to other potential international competitors. Many of the companies developing or marketing competing products enjoy several competitive advantages, including:

●	significantly greater name recognition;
●	established relations with healthcare professionals, customers and third-party payers;
●	established distribution networks;
●	additional lines of products, and the ability to offer rebates or bundle products to offer higher discounts or other incentives to gain a competitive advantage;
●	greater history in conducting research and development, manufacturing, marketing and obtaining regulatory approval for homecare devices; and
●	greater financial and human resources for product development, sales and marketing, patent litigation and customer financing.

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

The medical device industry is highly competitive and subject to rapid change and technological advancements. Therefore, it is important to our business that we continue to enhance our product offerings and introduce new products. Developing products is expensive and time-consuming and could divert management's attention away from our business. We may not be successful in developing new products or enhancements to existing products. Our ability to develop and commercialize additional products or enhancements to existing products will depend on several factors, including our ability to:

●	properly identify and anticipate physician and patient needs;
●	develop and introduce new products or product enhancements in a timely manner;
●	avoid infringing upon the intellectual property rights of third parties;
●	demonstrate the safety and efficacy of new products with data from clinical studies;
●	obtain the necessary regulatory clearances or approvals for new products or product enhancements;
●	be fully FDA-compliant with the development, manufacturing and marketing of new devices or modified products;
●	provide adequate training to potential users of our products;
●	secure adequate coverage and reimbursement for our products; and
●	develop an effective and dedicated sales and marketing team.

If we are unsuccessful in developing and commercializing new products, our ability to increase our revenue may be impaired.

It is difficult to forecast future performance and our financial results may vary from forecasts and may fluctuate from quarter to quarter.

Our limited operating history and commercial experience make it difficult for us to predict future performance. A number of factors over which we have limited control, such as seasonal variations in revenue, may contribute to fluctuations in our financial results. In the first quarter of each year, when most patients have started a new insurance year and have not yet met their annual out-of-pocket payment obligations, we experience substantially reduced demand for our products. We typically experience higher revenue in the third and fourth quarters when patients have met their annual insurance deductibles, thereby reducing their out-of-pocket costs for our products, and because patients desire to exhaust their flexible spending accounts at year end. This seasonality applies only to purchases and rentals of our products by patients covered by commercial insurance and is not relevant to Medicare, Medicaid or the Veterans Administration, as those payers either do not have plans that have declining deductibles over the course of the plan year and/or do not have plans that include patient deductibles for purchases or rentals of our products. To the extent that the prevalence of high deductible insurance plans and higher copay and coinsurance plans continue to grow in the private payer market, the seasonal variations in our revenue could become even more pronounced.

Other factors that may cause fluctuation in our quarterly results or variations from our forecasts include:

●	physician adoption of our products;

●	timing of new product offerings, acquisitions, licenses or other significant events by us or our competitors;
●	unanticipated pricing pressure;
●	the hiring, retention and continued productivity of our sales representatives;
●	our ability to expand the geographic reach of our sales and marketing efforts;
●	our ability to obtain regulatory clearance or approval for our products in development or for our current products outside the United States;
●	the impact of results from clinical research and trials on our existing products and products in development;
●	delays in receipt of anticipated purchase orders;
●	delays in, or failure of, component deliveries from our suppliers; and
●	positive or negative coverage in the media or clinical publications of our products or products of our competitors or our industry.

In the event our actual revenue and operating results do not meet our forecasts or the forecasts or estimates of the research analysts that cover us for a particular period, the market price of our common stock may decline substantially.

We utilize third-party, single-source suppliers for some components and materials used in our products, and the loss of any of these suppliers could have an adverse impact on our business.

We rely on third-party manufacturers and suppliers to supply all components and materials used in our Flexitouch and Entre systems and in our Airwear wrap. Our ability to supply our products commercially depends, in part, on our ability to obtain components and materials in accordance with our specifications and with regulatory requirements and in sufficient quantities to meet demand for our products. Our ability to obtain components and materials may be affected by matters outside our control, including that our suppliers may cancel our arrangements on short notice, we may be relatively less important as a customer to certain suppliers and our suppliers may have disruptions to their operations.

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

At December 31, 2019, we had approximately $7.3 million of accounts receivable for sales of our Flexitouch system to patients covered by Medicare. A portion of the related claims to Medicare are initially denied and enter the appeals process, where many are ultimately reviewed by an Administrative Law Judge. The appeal process can be lengthy, lasting more than a year in most cases. At December 31, 2019, we classified $4.2 million of our Medicare accounts receivable related to Flexitouch system sales as long-term assets on our balance sheet due to the estimated amount of receivables that will be paid more than one year from December 31, 2019, as a result of delays with the Administrative Law Judge appeal process. A significant increase in Medicare denial of submitted claims or an increase in the proportion of Medicare denials that are upheld by an Administrative Law Judge could adversely affect our results of operations or cause us to reduce the carrying value of our Medicare accounts receivable related to Flexitouch system sales.

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

Determinations of which products or services will be reimbursed under Medicare can be developed at the national level through a National Coverage Determination, or NCD, by CMS, or at the local level through a Local Coverage Determination, or LCD, by the four regional Medicare Administrative Contractors, which are private contractors that process and pay claims on behalf of CMS for different regions. These NCDs and LCDs may be subject to review and revision from time to time, which revisions may not be favorable for coverage of our products. For example, an LCD released in December 2015 added restrictive criteria that impacts Medicare coverage of our Flexitouch system and our Entre system for certain patients. Additional LCDs, or changes in LCDs for our products, could have adverse effects on our business. Further, we believe that a reduction or elimination of coverage or reimbursement of our products by Medicare would likely cause some commercial third-party payers to implement similar reductions in their coverage or reimbursement of our products. Given the evolving nature of the healthcare industry and ongoing healthcare cost reforms, we are and will continue to be subject to changes in the level of Medicare coverage for our products, and unfavorable coverage determinations at the national or local level could adversely affect our business and results of operations.

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

We are currently undergoing a period of significant management transition, which could be disruptive to, or cause uncertainty in, our business and future strategic direction.

On January 10, 2020, our Chief Executive Officer, Gerald R. Mattys, notified us of his intention to retire, no later than December 31, 2020. Our Board of Directors is leading a process to identify a successor for Mr. Mattys and has engaged an executive search firm to support the search. This change in our Chief Executive Officer position may be disruptive to, or cause uncertainty in, our business and future strategic direction. If we fail to appoint a successor to Mr. Mattys who has the desired level of experience and expertise in a timely manner, and/or if we fail to ensure a smooth transition and effective transfer of knowledge, our strategic planning and execution could be hindered or delayed, and our ability to attract and retain other key members of senior management could be adversely affected. Any such disruptions or uncertainties could have a material adverse effect on our results of operations, financial condition and the market price of our common stock.

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

Our future success also depends on our ability to continue to attract and retain additional executive officers and other key employees. We invest significant time and expense in training our employees, which increases their value to competitors who may seek to recruit them. Many of our competitors have greater resources than we have that allows them to offer more competitive remuneration, which could adversely impact our ability to attract and retain experienced executives and other key employees. In addition, our ability to attract and retain key personnel may be adversely affected by the uncertainty associated with our Chief Executive Officer transition. We carry a "key person" insurance policy only on our Chief Executive Officer. The replacement of any of our key personnel likely would involve significant time and costs and may significantly delay or prevent the achievement of our business objectives and would harm our business. Our productivity may be adversely affected if we do not integrate and train our new employees quickly and effectively.

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

Our business exposes us to the risk of product liability claims that are inherent in the testing, manufacturing and marketing of medical devices. This risk exists even if a device is cleared or approved for commercial sale by the FDA and manufactured in facilities licensed and regulated by the FDA or an applicable foreign regulatory authority. Our products are designed to affect, and any future products will be designed to affect, important bodily functions and processes. Any side effects, manufacturing defects, misuse or abuse associated with our products or our products in development could result in patient injury or death. The medical device industry has historically been subject to extensive litigation over product liability claims, and we cannot offer any assurance that we will not face product liability suits. We may be subject to product liability claims if our products cause, or merely appear to have caused, patient injury or death. In addition, an injury that is caused by the activities of our suppliers, such as those who provide us with components and materials, may be the basis for a claim against us. Product liability claims may be brought against us by patients, clinicians or others selling or otherwise coming into contact with our products, among others. If we cannot successfully defend ourselves against product liability claims, we will incur substantial liabilities and reputational harm. In addition, regardless of merit or eventual outcome, product liability claims may result in:

●	costs of litigation;
●	distraction of management's attention from our primary business;
●	the inability to commercialize our existing or new products;
●	decreased demand for our products or products in development;
●	damage to our business reputation;
●	product recalls or withdrawals from the market;
●	withdrawal of clinical trial participants;
●	substantial monetary awards to patients or other claimants; or
●	loss of revenue.

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

Our Flexitouch Plus system controller is reimbursed under HCPCS code E0652, and our Entre system controller is reimbursed under HCPCS code E0651. Garments that cover various parts of the body are used with these systems and billed using HCPCS codes E0667, E0668 and E0669, other than our head and neck garments, which do not currently have billing codes assigned. HCPCS is a standardized system used by all U.S. insurance payers to provide descriptions of healthcare equipment, supplies and services. HCPCS codes are used by payers to identify what services are being billed and to assign payment rates to those specific services. HCPCS codes for durable medical equipment are assigned and managed by CMS and a Medicare contractor responsible for Pricing, Data Analysis and Coding, or PDAC. New products and product revisions must go through a coding verification process to confirm the products meet the requested HCPCS definitions. CMS or its contractor can review and revise coding assignments if they believe a product no longer meets the assigned HCPCS definition. If the PDAC contractor determines one of our products does not meet the current HCPCS definition, it could remove all coding or assign a different HCPCS code with a lesser payment rate. This could have an adverse impact on our reimbursement rates, results of operations and cash flows.

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

We do not have redundant facilities. We perform substantially all of our research and development, assembly and back office activity and maintain all our finished goods inventory at one location in Minneapolis, Minnesota. Our facilities and equipment would be costly to replace and could require substantial lead time to repair or replace. The facilities may be harmed or rendered inoperable by natural or man-made disasters (such as tornadoes, flooding, fire and power outages), vulnerabilities in our technology or cyber-attacks against our information systems (such as ransomware), which may render it difficult or impossible for us to perform our research, development, manufacturing and commercialization activities for some period of time. The inability to perform those activities, combined with our limited inventory of reserve raw materials and finished product, may result in the inability to continue manufacturing our products during such periods and the loss of customers or harm to our reputation. Our insurance for damage to our property and the disruption of our business may not be sufficient to cover all of our potential losses, and this insurance may not continue to be available to us on acceptable terms, or at all.

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

Further, as a result of pandemic outbreaks, including the recent outbreak of respiratory illness caused by a novel coronavirus first identified in China, businesses can be shut down, supply chains can be interrupted, slowed or rendered inoperable and individuals can become ill, quarantined or otherwise unable to work and/or travel due to health reasons or governmental restrictions.  Such outbreaks could result in the operations of our third-party manufacturers and suppliers being disrupted or suspended, or could interfere with our supply chain, which could have an adverse effect on our business. See also “We utilize third-party, single-source suppliers for some components and materials used in our products, and the loss of any of these suppliers could have an adverse impact on our business.” In addition, a significant outbreak of contagious diseases in the human population could result in a widespread health crisis that could adversely affect the economies and financial markets of many countries, resulting in an economic downturn that could affect demand for our products and likely impact our operating results.

We may pursue acquisitions and our potential inability to successfully integrate newly acquired companies or businesses could adversely affect our financial results.

We may pursue acquisitions of other companies or their businesses in the future. If we complete acquisitions, we face many risks commonly encountered with growth through acquisitions. These risks include:

●	incurring significantly higher than anticipated capital expenditures and operating expenses;
●	failing to assimilate the operations, customers and personnel of the acquired company or business;
●	disrupting our ongoing business;
●	dissipating our management resources;
●	dilution to existing stockholders from the issuance of equity securities;
●	liabilities or other problems associated with the acquired business;
●	incurring debt on terms unfavorable to us or that we are unable to repay;
●	becoming subject to adverse tax consequences, substantial depreciation or deferred compensation charges;
●	improper compliance with laws and regulations;
●	failing to maintain uniform standards, controls and policies; and
●	impairing relationships with employees and business partners as a result of changes in management.

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

We are increasingly dependent on sophisticated information technology for our products and infrastructure. In some cases, we have outsourced elements of our operations to third parties, and, as a result, we manage a number of third-party vendors who may or could have access to our intellectual property, proprietary business information, personal information of patients and employees and other confidential information.

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

We are subject to cyber-attacks, including state-sponsored cyber-attacks, industrial espionage, insider threats, computer denial-of-service attacks, computer viruses, ransomware and other malware, phishing attacks, payment fraud or other cyber incidents. Cyber incidents are becoming more sophisticated, frequent and adaptive. If we fail to maintain or protect our information systems and data integrity effectively, we could:

●	lose existing customers;
●	have difficulty attracting new customers;
●	have problems in determining product cost estimates and establishing appropriate pricing;
●	suffer outages or disruptions in our operations or supply chain;
●	have difficulty preventing, detecting, and controlling fraud;
●	have disputes with customers, physicians, and other healthcare professionals;
●	have regulatory sanctions or penalties imposed;
●	incur increased operating expenses;
●	be subject to issues with product functionality that may result in a loss of data, risk to patient safety, field actions and/or product recalls;
●	incur expenses or lose revenue as a result of a data privacy breach; or
●	suffer other adverse consequences.

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

We have nominal experience selling our products outside of the United States and cannot predict if we will be successful in achieving adoption of our products and revenue growth outside of the United States in a timely manner or at all. If we commercialize any products outside of the United States, a variety of risks associated with international operations could impact our strategy and adversely affect our future growth.

We expect that we would be subject to additional risks related to entering into international markets, including:

●	difficulty obtaining approvals under foreign regulatory requirements, such as more stringent requirements for regulatory clearance of products;
●	difficulty successfully training patients and physicians on using our products;
●	difficulty hiring a qualified direct-sales force or finding and entering into commercially acceptable agreements with suitable third-parties to market our products;
●	reduced protection for intellectual property rights;
●	increased or different tariffs, trade barriers and regulatory requirements;
●	economic weakness, including inflation, or political instability in particular foreign economies and markets;
●	compliance with tax, employment, immigration and labor laws for employees living or traveling abroad;
●	foreign taxes, including withholding of payroll taxes;
●	foreign currency fluctuations, which could result in increased operating expenses and reduced revenue, and other obligations incident to doing business in another country;
●	workforce uncertainty in countries where labor unrest is more common than in the United States;
●	complex data privacy requirements;
●	international regulators and third-party payers may require additional clinical studies prior to approving or allowing reimbursement for our products;
●	disadvantages of competing against companies from countries that are not subject to U.S. laws and regulations, including the U.S. Foreign Corrupt Practices Act, regulations of the U.S. Office of Foreign

Assets Controls and U.S. anti-money laundering regulations, as well as exposure of our foreign operations to liability under these regulatory regimes; and
●	business interruptions resulting from geopolitical actions, including war and terrorism, or natural disasters including earthquakes, typhoons, floods and fires.

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

A reclassification of our independent contractor home trainers could require us to pay retroactive taxes and penalties, which could have a material adverse effect on our business, financial condition and operating results.

We contract with over 560 licensed healthcare practitioners as home trainers, who educate our patients on the proper use of our solutions. Because we consider these licensed practitioners to be independent contractors, as opposed to employees, under federal and applicable state laws, we do not withhold federal or state income or other employment related taxes or make federal or state unemployment tax or Federal Insurance Contributions Act payments. Our contracts with these independent contractors obligate them to pay these taxes. The classification of healthcare practitioners as independent contractors depends on the facts and circumstances of the relationship. Recently, there has been increased focus on the tests and standards related to classifying individuals as employees or independent contractors, including through judicial decisions, legislative proposals and private lawsuits in certain jurisdictions. For example, California recently enacted a law (AB 5), which took effect January 1, 2020. AB 5 significantly limits the types of workers who may be able to be classified as independent contractors under California law, including requiring the worker to perform work that is outside the usual course of the hiring company’s business in order to be classified as an independent contractor. Other state legislatures and Congress are considering, and may enact, laws or regulations narrowing the scope of workers who may be classified as independent contractors. As a result, there is significant uncertainty regarding what the state and federal worker classification regulatory landscape may look like in coming years. In the event federal or state taxing or other regulatory authorities, or a court, were to determine that the healthcare practitioners with whom we contract should be classified as employees, we might be liable for unpaid past taxes and other costs and subject to penalties. We also could, among other things, be required to withhold income taxes, to withhold and pay Social Security, Medicare and similar taxes, to pay unemployment and other related payroll taxes and to provide certain employee benefits, including workers’ compensation coverage and group medical benefits, or be forced to change our business model as it relates to the home trainers to avoid various types of liability exposure associated with worker misclassification claims pursued by governmental agencies or through private legal action. As a result, any determination that the home trainers are our employees could have a material adverse effect on our business, financial condition and results of operations.

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

We are subject to the SEC’s rule regarding disclosure of the use of certain minerals, known as conflict minerals, mined from the Democratic Republic of the Congo and adjoining countries. We have incurred and will continue to incur costs associated with complying with these disclosure requirements, including costs to determine the source of any conflict minerals used in our products. As we continue our due diligence, we may face reputational challenges if we are unable to verify the origins for all metals used in our products through the procedures we have and may continue to implement. We may also encounter challenges in our efforts to satisfy customers that may require all of the components of products purchased to be certified as conflict-free. If we are not able to meet customer requirements, customers may choose to disqualify us as a supplier.

Risks Relating to Government Regulation

We are subject to extensive federal and state regulation, and if we fail to comply with applicable regulations, we could be required to repay amounts previously received, and could suffer severe criminal or civil sanctions or be required to make significant changes to our operations that could adversely affect our business, financial condition and operating results.

The federal government and all states in which we currently operate regulate various aspects of our business. Our operations also are subject to state laws governing, among other things, distribution of medical equipment and certain types of home health activities, and we are required to obtain and maintain licenses in each state to act as a durable medical equipment supplier.

As a healthcare provider participating in governmental healthcare programs, we are subject to complex laws and regulations directed at preventing fraud and abuse, which subject our marketing, billing, documentation and other practices to government scrutiny. To ensure compliance with Medicare, Medicaid and other regulations, government agencies or their contractors often conduct routine audits and request customer records and other documents to support our claims submitted for payment of services rendered. Medicare has engaged a variety of contractors to audit claims submitted to the government, including Medicare Administrative Contractors, Recovery Audit Contractors, Supplemental Medical Review Contractors and Unified Program Integrity Contractors. Recovery Audit Contractors are compensated based on a percentage of overpayments recovered from providers. Unified Program Integrity Contractors focus on potential fraud and frequently make referrals to the Office of Inspector General or the Department of Justice to pursue criminal or civil action against providers. The increased number of Medicare contractors, with their focus on recovering overpayments and identifying fraud, creates increased risk to providers like us that submit claims to federal government programs.

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

Our products are medical devices subject to extensive regulation in the United States. The FDA and other U.S. and foreign governmental agencies regulate, among other things, with respect to medical devices:

●	design, development and manufacturing;
●	establishment registration and product listing;
●	testing, labeling, content and language of instructions for use and storage;
●	clinical trials;
●	product safety;
●	marketing, sales and distribution;
●	unique device identifiers;

●	premarket clearance and approval;
●	record keeping procedures;
●	advertising and promotion;
●	recalls and field safety corrective actions;
●	post-market surveillance, including reporting of deaths or serious injuries and malfunctions that, if they were to recur, could lead to death or serious injury;
●	post-market approval studies; and
●	product import and export.

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

The FDA can delay, limit or deny clearance or approval of a device for many reasons, including:

●	for non-premarket approval devices, failure of the applicant to demonstrate to the FDA's satisfaction that its products meet the definition of "substantial equivalence" or meet the standard for the FDA to grant a petition for de novo classification;
●	failure of the applicant to demonstrate that there is reasonable assurance that the medical device is safe or effective under the conditions of use prescribed, recommended or suggested in the proposed labeling;
●	insufficient data from the pre-clinical studies and clinical trials; or
●	the manufacturing processes, methods, controls or facilities used for the manufacture, processing, packing or installation of the device do not meet applicable requirements.

Any delay in, or failure to receive or maintain, clearances or approvals for our products could prevent us from generating revenue from these products or achieving profitability. Additionally, the FDA and other governmental authorities have broad enforcement powers. Our failure to comply with applicable regulatory requirements could lead governmental authorities or a court to take action against us, including, but not limited to:

●	issuing untitled (notice of violation) letters or public warning letters to us;
●	imposing fines and penalties on us;
●	obtaining an injunction or administrative detention preventing us from manufacturing or selling our products;
●	seizing products to prevent sale or transport or export;
●	bringing civil or criminal charges against us;
●	recalling our products or mandating a product correction;
●	detaining our products at U.S. Customs;
●	delaying the introduction of our products into the market;

●	delaying pending requests for clearance or approval of new uses or modifications to our existing products; and
●	withdrawing or denying approvals or clearances for our products.

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

The products we currently market have been cleared by the FDA for specific treatments. We train our marketing and direct sales force to not promote our products for uses outside of the FDA-cleared indications for use, known as "off-label uses." We cannot, however, prevent a physician from using our products off-label, when in the physician's independent professional medical judgment, he or she deems it appropriate. The FDA does not restrict or regulate a physician's choice of treatment. There may be increased risk of injury to patients if physicians use our products off-label. Furthermore, the use of our products for indications other than those cleared by the governing regulatory body may not effectively treat such conditions, which could harm our reputation in the marketplace among physicians and patients.

If the FDA determines that our promotional materials, activity, communications or training constitute promotion of or encourage off-label uses, it could request that we modify our training or promotional materials or subject us to regulatory or enforcement actions, including the issuance of untitled letters, warning letters, injunctions, seizures, civil fines or criminal penalties. It is also possible that other federal, state or foreign enforcement authorities might take action if they consider our business activities to constitute promotion of an off-label use, which could result in significant penalties, including, but not limited to, criminal, civil and administrative penalties, damages, fines, disgorgement, exclusion from participation in government healthcare programs, and the curtailment of our operations.

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

We and many of our component manufacturers are required to comply with the FDA's Quality System Regulation, or QSR, which covers the procedures and documentation of the design, testing, production, control, quality assurance, labeling, packaging, sterilization, storage and shipping of our devices. The FDA audits compliance with the QSR through periodic announced and unannounced inspections of manufacturing and other facilities. We and our component manufacturers have been, and anticipate in the future being, subject to such inspections. We cannot provide assurance that any future inspection will not result in adverse findings with respect to our QSR compliance. If our manufacturing facilities or those of any of our component manufacturers or suppliers are found to be in violation of applicable laws and regulations, or we or our manufacturers or suppliers fail to take satisfactory corrective action in response to an adverse inspection, the FDA could take enforcement action, including one or more of the following non-exclusive sanctions:

●	untitled letters, warning letters, fines, injunctions, consent decrees and civil penalties;
●	customer notifications or repair, replacement, refunds, recall, detention or seizure of our products;
●	operating restrictions or partial suspension or total shutdown of production;
●	refusing or delaying our requests for 510(k) clearance or premarket approval of new products or modified products;
●	withdrawing 510(k) clearances or premarket approvals that have already been granted;
●	refusal to grant export approval for our products; or
●	criminal prosecution.

Any of these sanctions could adversely affect our business, financial condition and results of operations.

For any products that we sell outside the United States, those products and our operations would also be required to comply with standards set by foreign law, treaties and industrial standards bodies, such as the

International Organization for Standardization, or ISO, and domestic regulatory authorities within foreign countries. Foreign regulatory bodies may evaluate our products or the testing that our products undergo against these or other standards. The specific standards, types of evaluation and scope of review differ among foreign regulatory bodies. If we fail to adequately comply with any of these standards, a foreign regulatory body may take adverse actions similar to those within the power of the FDA.

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

Clinical failure can occur at any stage of testing. Our clinical studies may produce negative, unanticipated or inconclusive results, and we may decide, or regulators may require us, to conduct additional clinical and non-clinical testing in addition to those we have planned. Our failure to adequately demonstrate the safety and efficacy of any of our devices would prevent receipt of regulatory clearance or approval and, ultimately, the commercialization of that device or indication for use. Even if our products are cleared in the United States, commercialization of our products in foreign countries would require approval by regulatory authorities in those countries. Approval procedures vary among jurisdictions and can involve requirements and administrative review periods different from, and greater than, those in the United States, including additional pre-clinical studies or clinical trials. Any of these occurrences could have an adverse impact on our business.

If the third parties on which we rely to conduct our clinical trials and to assist us with pre-clinical development do not perform as contractually required or expected, we may not be able to obtain regulatory clearance or approval for or commercialize our products.

We often must rely on third parties, such as contract research organizations, medical institutions, clinical investigators and contract laboratories, to conduct our clinical trials. If these third parties do not successfully carry out their contractual duties or regulatory obligations, have difficulty recruiting sufficient subjects for clinical studies or fail to meet expected deadlines, if these third parties need to be replaced, or if the quality or accuracy of the data they obtain is compromised due to the failure to adhere to our clinical protocols or regulatory requirements or for other reasons, our pre-clinical development activities or clinical trials may be extended, delayed, suspended or terminated, and we may not be able to obtain regulatory approval for, or successfully commercialize, our products on a timely basis, if at all, and our business, operating results and prospects may be adversely affected. Furthermore, our third-party clinical trial investigators may be delayed in conducting our clinical trials for reasons outside of their control.

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

There have been, and we expect there will continue to be, a number of legislative and regulatory changes to the healthcare system that could affect our future revenue and profitability and the future revenue and profitability of our customers. Federal and state lawmakers regularly propose and, at times, enact legislation that results in significant changes to the healthcare system, some of which are intended to contain or reduce the costs of medical products and services. Such uncertainty and any changes could negatively impact our ability to successfully commercialize our products or product candidates and could result in reduced demand for our products and additional pricing pressures.

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

We are subject to healthcare fraud and abuse regulation and enforcement by federal and state governments, which could adversely impact our business. Healthcare fraud and abuse and health information privacy and security laws potentially applicable to our operations include:

●	the federal Anti-Kickback Statute, which applies to our marketing practices, educational programs, pricing policies and relationships with healthcare providers, by prohibiting, among other things, soliciting, receiving, offering or providing remuneration, whether directly or indirectly and overtly or covertly, intended to induce the referral of an individual for (i) the furnishing or the arranging for the furnishing of items or services reimbursable under a federal healthcare program, such as Medicare or Medicaid; or (ii) the purchase, lease or order of, or the arrangement or recommendation of the purchasing, leasing or ordering of, of an item or service reimbursable under a federal healthcare program. A person or entity does not need to have actual knowledge of this statute or specific intent to violate it to have committed a violation;
●	federal civil and criminal false claims laws and civil monetary penalty laws, including civil whistleblower or qui tam actions that prohibit, among other things, knowingly presenting, or causing to be presented, claims for payment or approval to the federal government that are false or fraudulent, knowingly making a false statement material to an obligation to pay or transmit money or property to the federal government, knowingly concealing or knowingly and improperly avoiding or decreasing an obligation to pay or transmit money or property to the federal government or knowingly offering remuneration to influence a Medicare or Medicaid beneficiary's selection of health care providers. The government may assert that a claim, including items or services resulting from a violation of the federal Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the false claims statutes;
●	HIPAA and its implementing regulations, which created federal criminal laws that prohibit, among other things, executing a scheme to defraud any healthcare benefit program or making false statements relating to healthcare matters;
●	HIPAA, as amended by HITECH, also imposes certain regulatory and contractual requirements regarding the privacy, security and transmission of individually identifiable health information;
●	federal Open Payments (the Physician Payments Sunshine Act) requirements imposed by the ACA on device manufacturers regarding certain "transfers of value" made or distributed to physicians and teaching hospitals. Failure to submit required information may result in civil monetary penalties of up to an aggregate of $150,000 per year (or up to an aggregate of $1.0 million per year for "knowing failures"), for all payments, transfers of value or ownership or investment interests that are not timely, accurately and completely reported in an annual submission. Manufacturers must report detailed payment data and submit legal attestation to the accuracy of such data for each calendar year by the 90th day of the subsequent calendar year;
●	federal consumer protection and unfair competition laws, which broadly regulate marketplace activities and activities that potentially harm consumers; and
●	state law equivalents of each of the above federal laws, such as anti-kickback and false claims laws that may apply to items or services reimbursed by any third-party payer, including commercial insurers; state laws that require device companies to comply with the industry's voluntary compliance guidelines and the relevant compliance guidance promulgated by the federal government or otherwise restrict payments that may be made to healthcare providers; state laws that require device manufacturers to report information related to payments and other transfers of value to physicians and other healthcare providers or marketing expenditures; and state laws governing the privacy and security of certain health information, many of which differ from each other in significant ways and often are not preempted by HIPAA.

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

Numerous federal and state laws and regulations, including HIPAA and HITECH, govern the collection, dissemination, security, use and confidentiality of patient-identifiable health information or more broadly personally identifiable information. HIPAA and the HITECH Act require us to comply with standards for the use and disclosure of health information within our company and with third parties. The Privacy Standards and Security Standards under HIPAA establish a set of basic national privacy and security standards for the protection of individually identifiable health information by health plans, healthcare clearinghouses and certain healthcare providers, referred to as covered entities, and the business associates with whom such covered entities contract for services. Notably, whereas HIPAA previously directly regulated only these covered entities, the HITECH Act, which was signed into law as part of the stimulus package in February 2009, makes certain of HIPAA's privacy and security standards also directly applicable to covered entities' business associates. As a result, both covered entities and business associates are subject to significant civil and criminal penalties for failure to comply with Privacy Standards and Security Standards.

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

In addition, the FDA has issued guidance to which we may be subject concerning data security for medical devices.

Additionally, the Federal Trade Commission has issued and several states have issued or are considering new regulations to require holders of certain types of personally identifiable information to implement formal policies and programs to prevent, detect and mitigate the risk of identity theft and other unauthorized access to or use of such information. Further, the U.S. Congress and a number of states have considered or are considering prohibitions or limitations on the disclosure of medical or other information to individuals or entities located outside of the United States. We may need to comply with applicable laws in those jurisdictions that regulate the use and disclosure of individually identifiable information.

Failure to comply with privacy and security laws and regulations could subject us to substantial penalties and our business, operations and financial condition could be adversely affected.

In addition to the HIPAA and HITECH regulations described above, a number of U.S. states have also enacted data privacy and security laws and regulations that govern the collection, use, disclosure, transfer, storage, disposal, and protection of sensitive personal information, such as social security numbers, medical and financial information and other personal information. These laws and regulations may be more restrictive and not preempted by U.S. federal laws.  For example, several U.S. territories and all 50 states now have data breach laws that require timely notification to individual victims, and at times regulators, if a company has experienced the unauthorized access or acquisition of sensitive personal data. Other state laws include the California Consumer Privacy Act (“CCPA”), which was signed into law on June 28, 2018 and largely took effect on January 1, 2020. The CCPA, among other things, contains new disclosure obligations for businesses that collect personal information about California residents and affords those individuals new rights relating to their personal information that may affect our ability to use personal information or share it with our business partners. In addition, other states have considered privacy laws like the CCPA, and in October 2019, Nevada enacted a similar but less restrictive privacy law. We will continue to monitor and assess the impact of these state laws, which may impose substantial penalties for violations, impose significant costs for investigations and compliance, allow private class-action litigation and carry significant potential liability for our business.

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

Certain states mandate implementation of compliance programs and/or the tracking and reporting of gifts, compensation and other remuneration to physicians or other healthcare professionals. The shifting compliance environment and the need to build and maintain robust and expandable systems to comply with different compliance and/or reporting requirements in multiple jurisdictions increase the possibility that a healthcare company many violate one or more of the requirements.

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

To continue operating our business under our direct-to-patient and -provider model, we must maintain our Durable Medical Equipment certification from the Accreditation Commission for Health Care. In May 2008, we became a Durable, Medical Equipment, Prosthetics, Orthotics, and Supplies accredited supplier by the Accreditation Commission for Health Care. This accreditation status must be renewed every three years through a recredentialing process that includes an on-site review. We last renewed our accreditation with our accrediting body in May 2017. We are currently in the process of renewing our accreditation. If we are deemed out of compliance with accreditation standards, our enrollment status in the Medicare program could be jeopardized, up to and including termination. In addition to maintaining our Durable Medical Equipment certification from the Accreditation Commission for Health Care, we also must maintain certain state-required licenses. If we were found to be noncompliant, we could lose our licensure in that state. Losing our licensure could subject us to financial penalties and/or prohibit us from selling our current or future products to patients in such state and our business, financial condition and results of operations could be adversely affected as a result of any such prohibition.

Our products are currently made available to authorized users of the Department of Veterans Affairs Federal Supply Schedule and if we were no longer eligible to sell our products through such channel, our business may be adversely affected.

Our Flexitouch and Entre systems are eligible for reimbursement by the Department of Veterans Affairs and included on the Federal Supply Schedule pricing program, established by Section 603 of the Veterans Health Care Act of 1992. To be eligible for this program, we must comply with additional laws and requirements applicable to our operations and manufacturing processes. If we were to lose eligibility for reimbursement by the Department of Veterans Affairs, our business, financial condition and results of operations could be adversely affected.

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

We believe our cash, cash equivalents, marketable securities and cash flows from operations, together with the Credit Agreement will be sufficient to meet our working capital and capital expenditure requirements for at least the next twelve months. However, we have based these estimates on assumptions that may prove to be incorrect, and we could spend our available financial resources much faster than we currently expect. Any future funding requirements will depend on many factors, including:

●	market acceptance of our products;
●	the scope, rate of progress and cost of our clinical studies;
●	the cost of our research and development activities;
●	the cost of filing and prosecuting patent applications and defending and enforcing our patent or other intellectual property rights;
●	the cost of defending, in litigation or otherwise, any claims that we infringe third-party patents or other intellectual property rights;
●	the cost and timing of additional regulatory clearances or approvals;
●	the cost and timing of establishing additional sales, marketing and distribution capabilities;
●	costs associated with any product recall that may occur;
●	the effect of competing technological and market developments;
●	the extent to which we acquire or invest in products, technologies and businesses; and
●	the costs of operating as a public company.

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

The patent protection for our products may expire before we are able to maximize their commercial value, which may subject us to increased competition and reduce or eliminate our opportunity to generate product revenue.

The patents for our products have varying expiration dates and, when these patents expire, we may be subject to increased competition and we may not be able to recover our development costs or market any of our approved products profitably. For instance, many U.S. patents covering various aspects of our Flexitouch system expired in 2017. Upon expiration of our patents, we may be subject to increased competition and our opportunity to establish or maintain product revenue could be substantially reduced or eliminated. Further, we may not have sufficient time to recover our development costs prior to the expiration of our U.S. and foreign patents.

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

Competitors may infringe our patents or other intellectual property rights. To counter infringement or unauthorized use, we may be required to file infringement claims, which can be expensive and time consuming. In addition, in an infringement proceeding, a court may decide that a patent of ours is not valid or is unenforceable or may refuse to stop the other party from using the technology at issue on the grounds that our patents do not cover the technology in question. An adverse result in any litigation or defense proceedings could put one or more of our patents at risk of being invalidated or interpreted narrowly and could put our patent applications at risk of not issuing.

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

●	infringement and other intellectual property claims which, with or without merit, can be expensive and time-consuming to litigate and can divert management's attention from our core business;
●	substantial damages for past infringement, which we may have to pay if a court decides that our product infringes on a competitor's patent;
●	a court prohibiting us from selling or licensing our product, unless the patent holder licenses the patent to us;
●	if a license is available from a patent holder, we may have to pay substantial royalties or grant cross licenses to our patents; and
●	redesigning our processes so they do not infringe, which may not be possible or could require substantial funds and time.

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

The degree of future protection afforded by our intellectual property rights is uncertain, because intellectual property rights have limitations and may not adequately protect our business or permit us to maintain our competitive advantage. The following examples are illustrative:

●	others may be able to make products that are similar to our products but that are not covered by the claims of the patents that we own or license from others;
●	others may independently develop similar or alternative technologies or otherwise circumvent any of our technologies without infringing our intellectual property rights;
●	we might not have been the first to conceive and reduce to practice the inventions covered by the patents or patent applications that we own, license or will own or license;
●	we might not have been the first to file patent applications covering certain subject matter of the patents or patent applications that we own or for which we have obtained a license, or will own or for which we will obtain a license;
●	it is possible that our pending patent applications will not result in issued patents;
●	issued patents that we own may not provide us with any competitive advantage, or may be held invalid or unenforceable, as a result of legal challenges by our competitors;
●	our competitors might conduct research and development activities in countries where we do not have patent rights, or in countries where research and development safe harbor laws exist, and then use the information learned from such activities to develop competitive products for sale in our major commercial markets;
●	ownership of our patents or patent applications may be challenged by third parties; and
●	the patents of third parties or pending or future applications of third parties, if issued, may have an adverse effect on our business.

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

Our stock price has been and is likely to continue to be volatile. The stock market in general has experienced extreme volatility that has often been unrelated to the operating performance of particular companies. As a result of this volatility, investors may not be able to sell their shares of our common stock at or above the price at which they purchased their shares. The market price for our common stock may be influenced by many factors, including:

●	the passage of legislation or other regulatory developments in the United States or foreign countries;

●	actual or anticipated variations in our financial results or those of companies that are perceived to be similar to us;
●	changes in the structure of healthcare payment systems, especially in light of current or proposed reforms to the U.S. healthcare system;
●	our ability to develop and commercialize additional products;
●	announcements by us or our competitors of significant acquisitions, strategic collaborations, joint ventures or capital commitments;
●	market conditions in medical device sectors and issuance of securities analysts' research reports or recommendations;
●	sales of our stock by us, our insiders and our other stockholders;
●	the trading volume of our common stock;
●	speculation in the press or investment community;
●	general economic, industry and market conditions, or other events or factors, many of which are beyond our control;
●	additions or departures of key personnel; and
●	intellectual property, product liability or other litigation against us.

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

We do not intend to pay dividends on our common stock, and consequently, your ability to achieve a return on your investment will depend on appreciation, if any, in the price of our common stock.

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

Pursuant to Section 404 of the Sarbanes-Oxley Act, our management is required to report upon the effectiveness of our internal control over financial reporting, and our independent registered public accounting firm is required to attest to the effectiveness of our internal control over financial reporting. The rules governing the standards that must be met for our management and our independent registered public accounting firm to assess our internal control over financial reporting are complex and require significant documentation, testing and possible remediation. In connection with our and our independent registered public accounting firm’s evaluations of our internal control over financial reporting, we may need to upgrade our systems, including information technology; implement additional financial and management controls, reporting systems and procedures; and hire additional accounting and finance staff.

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

Provisions in our amended and restated certificate of incorporation and amended and restated bylaws, as well as provisions of Delaware law, may delay or prevent an acquisition of us or a change in our management. These provisions include:

●	authorizing the issuance of "blank check" preferred stock, the terms of which may be established and shares of which may be issued without stockholder approval;
●	limiting the removal of directors by the stockholders;
●	prohibiting cumulative voting in the election of directors, which would otherwise allow for less than a majority of stockholders to elect director candidates;
●	prohibiting stockholder action by written consent, thereby requiring all stockholder actions to be taken at a meeting of our stockholders;
●	eliminating the ability of stockholders to call a special meeting of stockholders; and
●	establishing advance notice requirements for nominations for election to the board of directors or for proposing matters that can be acted upon at stockholder meetings.

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

In addition, as permitted by Section 145 of the Delaware General Corporation Law, our amended and restated bylaws and our indemnification agreements with our directors and officers provide that:

●	we will indemnify our directors and officers for serving us in those capacities or for serving other business enterprises at our request, to the fullest extent permitted by Delaware law; Delaware law provides that a corporation may indemnify such person if such person acted in good faith and in a manner such person reasonably believed to be in or not opposed to the best interests of the corporation and, with respect to any criminal proceeding, had no reasonable cause to believe such person's conduct was unlawful;
●	we may, in our discretion, indemnify employees and agents in those circumstances where indemnification is permitted by applicable law;
●	we are required to advance expenses, as incurred, to our directors and officers in connection with defending a proceeding, except that such directors or officers shall undertake to repay such advances if it is ultimately determined that such person is not entitled to indemnification;
●	we will not be obligated pursuant to our amended and restated bylaws to indemnify a person with respect to proceedings initiated by that person against us or our other indemnitees, except with respect to proceedings authorized by our board of directors or brought to enforce a right to indemnification;
●	the rights conferred in our amended and restated bylaws are not exclusive, and we are authorized to enter into indemnification agreements with our directors, officers, employees and agents and to obtain insurance to indemnify such persons; and
●	we may not retroactively amend our bylaw provisions to reduce our indemnification obligations to directors, officers, employees and agents.

Item 1B.  Unresolved Staff Comments.

None

Item 2.  Properties.

We currently lease approximately 80,000 square feet of office space for our new corporate headquarters in Minneapolis, Minnesota, which commenced in September 2019 and had an initial expiration date in February 2030. Subsequently, we entered into amendments to our initial lease to include an additional approximately 70,000 square feet of office space and to extend the expiration date of the entire leased space to February 2031. Of the additional approximately 70,000 square feet of space, 33,000 square feet is expected to be occupied and commence in the second half of 2020 and the remaining approximately 37,000 square feet is expected to be occupied and commence in the second half of 2021.

We also lease approximately 51,000 square feet of office, assembly and warehouse space at another facility in Minneapolis, Minnesota, that had an initial expiration date in February 2024. Subsequently, we amended this lease to include an additional approximately 12,000 square feet of space and to extend the expiration date of the entire leased space to March 2027. The additional approximately 12,000 square feet of space is expected to be occupied and commence in the second half of 2020.

We previously leased approximately 52,000 square feet of office space in Minneapolis, Minnesota, for our former corporate headquarters. In December 2019, we entered into an agreement to terminate our lease agreement for our former corporate headquarters in response to the relocation to our new corporate headquarters.

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

On February 13, 2019, we were served with a sealed amended complaint venued in the United States District Court in the Southern District of Texas, Houston Division, captioned United States ex rel Veterans First Medical Supply, LLC vs. Tactile Medical Systems Technology, Inc., Case No. 18-2871, which had been filed on January 23, 2019. The complaint is a qui tam action on behalf of the United States brought by one of our competitors.  The United States has declined to intervene in this action.  The complaint alleges that we violated the Federal Anti-Kickback Statute claiming that we submitted false claims and made false statements in connection with the Medicare and Medicaid programs, and that we engaged in unlawful retaliation in violation of the Federal False Claims Act.  The complaint seeks damages, statutory penalties, attorneys’ fees, treble damages and costs. We filed a motion to dismiss on April 5, 2019. This motion was denied on February 21, 2020. We believe that the allegations in the lawsuit are without merit and we intend to continue to vigorously defend against the lawsuit.

Item 4. Mine Safety Disclosures.

Not Applicable.

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our common stock has been listed on the Nasdaq Global Market under the symbol "TCMD" since July 28, 2016.

Holders

As of February 24, 2020, there were approximately 44 holders of record of our common stock. The actual number of holders of common stock is greater than this number of record holders and includes stockholders who are beneficial owners but whose shares are held in street name by brokers and nominees. The number of holders of record also does not include stockholders whose shares may be held in trust by other entities.

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

At December 31, 2019, the net proceeds from our initial public offering were held in a diversified portfolio of bank deposits, government money market funds, government securities (U.S. Treasury and U.S. government agency securities) and high-grade short-term corporate bonds. All investments were in compliance with our Investment Policy and are highly liquid, with liquidity and capital preservation being the primary investment objectives. There has been no material change in our planned uses of the net proceeds from those described in the Prospectus dated July 27, 2016.

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

COMPARISON OF CUMULATIVE TOTAL RETURN*
Among Tactile Systems Technology, Inc.,
The NASDAQ Composite Index, The Russell 2000 Index and the S&P Healthcare Equipment Select Industry Index
$700
$600
$500
$400
$300
$200
$100
$0
42735
43100
43465
43830
* $100 Invested on July 28, 2016 in stock or index, including reinvestment of dividends
Tactile Systems Technology, Inc.
Nasdaq Composite Index
Russell 2000 Index
S&P Healthcare Equipment Select Industry Index

Index	7/28/2016	12/31/2016	12/31/2017	12/31/2018	12/31/2019
Tactile Systems Technology, Inc.	$100	$159	$280	$440	$652
Nasdaq Composite Index	100	105	134	129	174
Russell 2000 Index	100	111	126	111	137
S&P Healthcare Equipment Select Industry Index	100	100	130	142	174

Item 6.  Selected Financial Data.

The following tables set forth our selected historical consolidated financial data as of and for the periods indicated, which have been derived from our audited consolidated financial statements. Our historical results are not indicative of the results to be expected in the future. The following financial data should be read in conjunction with, and are qualified in their entirety by reference to, “Management's Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and the related notes included elsewhere in this report.

	Year Ended December 31,
(In thousands, except share and per share data)	2019	2018	2017	2016	2015
Consolidated Statements of Operations Data:
Revenue, net	$189,492	$143,751	$109,283	$84,542	$62,872
Cost of revenue	55,256	41,493	29,015	22,940	16,908
Gross profit	134,236	102,258	80,268	61,602	45,964
Operating expenses
Sales and marketing	78,920	60,371	44,396	33,794	24,485
Research and development	5,174	5,289	5,060	4,476	4,312
Reimbursement, general and administrative	39,644	33,608	26,914	19,060	13,716
Total operating expenses	123,738	99,268	76,370	57,330	42,513
Income from operations	10,498	2,990	3,898	4,272	3,451
Other income (expense)	631	486	292	38	(194)
Income before income taxes	11,129	3,476	4,190	4,310	3,257
Income tax expense (benefit)	158	(3,147)	(1,665)	1,431	1,864
Net income	10,971	6,623	5,855	2,879	1,393
Convertible preferred stock dividends	—	—	—	1,247	1,845
Net income (loss) attributable to common stockholders	$10,971	$6,623	$5,855	$1,632	$(452)
Net income (loss) per common share attributable to common stockholders(1)
Basic	$0.58	$0.36	$0.34	$0.18	$(0.15)
Diluted	$0.56	$0.34	$0.31	$0.15	$(0.15)
Weighted-average common shares used to compute net income (loss) per common share attributable to common stockholders
Basic	18,919,007	18,252,689	17,355,175	8,913,042	2,929,438
Diluted	19,641,143	19,347,632	18,877,863	10,758,684	2,929,438

	At December 31,
(In thousands)	2019	2018	2017	2016	2015
Consolidated Balance Sheet Data:
Cash and cash equivalents	$22,770	$20,099	$23,968	$30,701	$7,060
Working capital	86,907	68,885	62,353	50,440	19,858
Total assets	151,752	107,071	88,447	73,935	36,973
Convertible preferred stock	—	—	—	—	32,927
Retained earnings (accumulated deficit)	20,676	9,705	3,082	(2,773)	(5,652)
Total stockholders' equity (deficit)	112,595	89,270	72,787	59,639	(5,649)

(1)	Net income (loss) per common share attributable to common stockholders was calculated under the two-class method prior to our initial public offering in 2016, as our convertible preferred stock participated in our undistributed earnings prior to our initial public offering. The two-class method requires earnings for the period to be allocated based upon their respective rights to receive distributed and undistributed earnings. No adjustment is made during periods with a net loss, as the holders of the convertible preferred stock have no obligation to fund losses.

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

Our proprietary products are the Flexitouch, Entre, and Actitouch systems. A predecessor to our Flexitouch system received 510(k) clearance from the U.S. Food and Drug Administration (the “FDA”) in July 2002, and we introduced the system to address the many limitations of self-administered home-based manual lymphatic drainage therapy. We began selling our more advanced Flexitouch system after receiving 510(k) clearance from the FDA in October 2006. In September 2016, we received 510(k) clearance from the FDA for the Flexitouch system in treating lymphedema of the head and neck. In June 2017, we announced that we received 510(k) clearance from the FDA for the Flexitouch Plus, the third-generation version of our Flexitouch system. We derive the vast majority of our revenue from our Flexitouch system. Sales and rentals of our Flexitouch system represented 90% and 92% of our revenue in the years ended December 31, 2019 and 2018, respectively.

In September 2012, we acquired our second proprietary product, the Actitouch system. The system received 510(k) clearance from the FDA in June 2013 and we began selling the product in September 2013 to address the many limitations of multilayered bandages that are worn by patients suffering from venous leg ulcers. We also introduced our Entre system in the United States in February 2013. The Entre and Actitouch systems are sold or rented to patients who need a more basic pump or who do not yet qualify for insurance reimbursement for an advanced compression device such as our Flexitouch system. For the years ended December 31, 2019 and 2018, sales and rentals of our Entre and Actitouch systems combined represented 10% and 8% of our revenue, respectively. During fiscal year 2018, we recorded a $2.5 million non-cash impairment charge to fully impair the inventory and intangible assets related to our Actitouch system, and we now intend to discontinue this product line in the first quarter of 2020. See Note 3 - “Summary of Significant

Accounting Policies” to the consolidated financial statements in this report for more information regarding this impairment charge and discontinuation.

In October 2018, we licensed the intellectual property rights related to the Airwear Gradient Compression Wrap, or the Airwear wrap, in the U.S. and Canada, for use in all medical applications, including but not limited to swelling/edema and ulcers (including lymphedema and chronic venous insufficiency conditions), but excluding the use of the intellectual property in the field of prophylaxis for deep vein thrombosis. The Airwear wrap is indicated for the management of venous insufficiency, venous hypertension, venous ulcerations and lymphedema. We began selling the Airwear wrap in a limited market in the fourth quarter of 2019. A commercial release is anticipated in the first quarter of 2020.

To support the growth of our business, we invest heavily in our commercial infrastructure, consisting of our direct sales force, home training resources, contracted at-home trainers, reimbursement capabilities and clinical expertise. We market our products in the United States using a direct-to-patient and -provider model. Our direct sales force has grown to a team of over 240 employees as of December 31, 2019, compared to over 200 employees as of December 31, 2018. This model allows us to directly approach patients and clinicians, whereby we disintermediate the traditional durable medical equipment channel, allowing us to capture both the manufacturer and distributor margins. We also utilize over 560 licensed, independent healthcare practitioners as home trainers who educate patients on the proper use of our systems. We invest substantial resources in our Reimbursement Department,  which was reorganized in 2018 to improve operational efficiencies and enhance individual payer expertise, while continuing our strategic focus of payer development. The Reimbursement Department, composed of over 90 employees, now consists of our Payer Development and Reimbursement Operations groups. Our Payer Development group is composed of both strategic and analytical teams, with focus on payer decision-maker relationships and education, payer policy development and revision, payer contract negotiations, and payer data analysis. Our experienced Reimbursement Operations group is responsible for verifying patient insurance benefits, individual patient case development, prior authorization submissions, case follow-up, and appeals when necessary.  We also have a clinical team, consisting of a scientific advisory board, in-house therapists and nurses, and a medical director (part-time), that serves as a resource to clinicians and patients and guides the development of clinical evidence in support of our products.

We rely on third-party contract manufacturers for the sourcing of parts, the assembly of our controllers and the manufacturing of the garments used with our systems. We conduct final assembly of the garments used with our Flexitouch system, perform quality assurance, and ship our products from our facility in Minneapolis, Minnesota.

For the year ended December 31, 2019, we generated revenue of $189.5 million and had net income of $11.0 million, compared to revenue of $143.8 million and net income of $6.6 million for the year ended December 31, 2018, and revenue of $109.3 million and net income of $5.9 million for the year ended December 31, 2017.

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

Components of our Results of Operations

Revenue

We derive our revenue from the sale of our Flexitouch, Entre and Actitouch systems and the Airwear wrap to patients in the United States. Revenue growth has been driven by increased clinician, patient and payer awareness of lymphedema and the clinical efficacy of our Flexitouch system, and the launch of our Entre system in 2013. We have expanded our direct sales force, which helps us drive and support our revenue growth and intend to continue this expansion. However, any reversal in these recent trends could have a negative impact on our future revenue.

Our revenue has fluctuated, and we expect our revenue to continue to fluctuate, from quarter to quarter due to a variety of factors. For instance, our fourth quarter is consistently our strongest quarter of the year. See Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Seasonality” for a further discussion of factors contributing to our seasonality. Further, our revenue is impacted by fluctuations in the mix of products being sold and rented during each period and changes in the mix of our payers and contract pricing.

We sell or rent our products either directly to patients or to the Veterans Administration on behalf of patients, who are referred to us by physicians, therapists or nurses. We bill payers, such as private insurers, Medicare, or Medicaid, on behalf of our patients and bill patients directly for their cost-sharing amounts, including any portion of an unsatisfied deductible and any copayments or co-insurance. We bill the Veterans Administration directly for the purchase or lease of our product on behalf of the patient. Approximately 17% of our revenue in 2019 and 20% of our revenue in 2018 came from the Veterans Administration. Approximately 11% of our revenue in 2019 and 9% of our revenue in 2018 came from Medicare patients. Changes to the level of Medicare coverage for our products, including the 2015 LCD modification to the criteria for Medicare coverage, could reduce the number of Medicare patients who have access to our products. Our products currently are not subject to the competitive bidding process for supplying covered items to Medicare recipients.

We expect our revenue to continue to increase in the future as a result of increased awareness of our solutions, expansion of our direct sales force, enhanced marketing and customer support efforts, continued focus on developing clinical and economic outcomes data, efforts related to expanded third-party reimbursement and longer term, potential introduction of our solutions outside the United States. We also anticipate pricing pressure from private insurers, which will result in continued downward pressure on our revenue growth rate.

Cost of Revenue and Gross Margin

Cost of revenue consists primarily of component costs, direct labor, overhead costs, product warranties, provisions for slow-moving and obsolete inventory, delivery costs for items sold or rented, and amortization related to the intangible assets related to our products. A significant portion of our cost of revenue consists of manufacturing overhead costs. These overhead costs include the cost of quality assurance, material procurement, inventory control, facilities, equipment and operations supervision and management. Cost of revenue also includes depreciation expense for product tooling and equipment as well as shipping costs. We expect overhead costs as a percentage of revenue to decrease as a result of expected increases in production volume and yields. We expect cost of revenue to increase in absolute dollars primarily if, and to the extent, our revenue grows.

We provide a warranty on our device controllers ranging from one to two years for commercially insured patients and five years for Medicare patients, as required by Centers for Medicare and Medicaid Services. We also provide replacement garments to our patients for up to five years after purchase. We establish a reserve for warranty claims based on historical warranty replacement costs incurred. Provisions for warranty obligations, which are included in cost of revenue, are recorded at the time of shipment.

We calculate gross margin as gross profit divided by revenue. Our gross margin has been and will continue to be affected by a variety of factors, including product and payer mix, production volumes, manufacturing costs and cost-reduction strategies. In 2018, our gross margin was also impacted by a $0.7 million inventory write-off related to the impairment of our Actitouch assets. In addition, the up-front payment we made under our license agreement with Sun Scientific Inc. is being amortized as a cost of revenue. We expect our gross margin to decrease slightly over the near term as we experience pricing pressure from third-party payers. We continue to work to reduce product manufacturing cost through enhanced product design efforts as well as supply chain initiatives in an effort to offset anticipated price erosion. Our gross margin will likely fluctuate from quarter to quarter.

Sales and Marketing Expenses

Our sales and marketing expenses support our direct-to-patient and -provider model. These expenses consist primarily of personnel-related expenses, including salaries, bonuses, commissions and benefits for employees. They also include expenses for patient home training, social media and advertising, informational kits, public relations and other promotional and marketing activities, field sales travel and entertainment expenses, trade shows and conferences, stock-based compensation, as well as customer service. We expect sales and marketing expenses to continue to increase in absolute dollars as we expand our commercial infrastructure to drive and support our planned revenue growth. To the extent our revenue grows, we expect sales and marketing expenses to decrease as a percentage of revenue over time.

Research and Development Expenses

Research and development, or R&D, expenses consist primarily of personnel-related expenses, third-party product development costs, laboratory supplies, consulting fees and related costs, clinical research expenses, expenses related to clinical and regulatory affairs, patent amortization costs, stock-based compensation and patent legal fees, including defense costs, and testing costs for new product launches. Clinical research expenses include clinical trial management and monitoring, payment to clinical investigators, consulting fees, data management, stock-based compensation, travel expenses and the cost of manufacturing products for clinical trials. We have made substantial investments in R&D since our inception. Our R&D efforts have focused primarily on activities designed to enhance our technologies and to support development and commercialization of new and existing products. We expect R&D expenses to increase for the foreseeable future as we continue to develop, enhance and commercialize new products and expand clinical trial efforts. We expect R&D expenses as a percentage of our revenue to vary over time depending on the level and timing of initiating new product development efforts, as well as our clinical trial activities.

Reimbursement, General and Administrative Expenses

Reimbursement, general and administrative expenses consist primarily of compensation, including salaries, bonuses and benefits for employees in our patient services and advocacy, billing and collections, case management, payer relations and governmental affairs and reimbursement operations departments, as well as finance, human resources and administration, information technology, business development and general management functions, and facilities costs. Reimbursement expenses also include consulting, travel to payer case manager seminars, professional development and training, and certification expenses. General and administrative expenses also include professional services such as legal, consulting and accounting services, stock-based compensation, travel expenses and insurance costs. Our reimbursement, general and administrative expenses were impacted by a net $1.1 million charge in 2019 related to the lease termination for our former headquarters and a $1.8 million intangible asset impairment charge in 2018 related to our Actitouch assets.

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

Critical Accounting Policies and Significant Estimates

Our discussion and analysis of our financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with generally accepted accounting principles in the United States, or GAAP. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets and liabilities, and related disclosure of contingent assets and liabilities, revenue and expenses at the date of the financial statements. Generally, we base our estimates on historical experience and on various other assumptions in accordance with GAAP that we believe to be reasonable under the circumstances. Actual results may differ from these estimates and such differences could be material to our financial position and results of operations.

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

Revenue Recognition

We derive revenue from the sales and rentals of our products, which consist of our proprietary line of Flexitouch, Entre and Actitouch systems as well as the Airwear wrap.

We recognize revenue when control of the product has been transferred to our customer, in the amount of the expected consideration to be received for the product. In general, revenue from the sale or rental of a product is recognized upon shipment, unless circumstances dictate that control has not yet passed to the customer.

We provide a warranty for our products against defects in material and workmanship for a period of one to five years on garments and one to two years on controllers. In accordance with applicable accounting guidance, we have determined these were assurance warranties and therefore not considered a performance obligation. In addition, we did not evaluate immaterial promised goods or services in the context of the contract. As a result, the sale or rental of our products represent a single performance obligation that is satisfied at a point in time and are short-term in nature. In certain cases we receive payment from Medicare sales over a period of time that may exceed one year. Despite these extended payment terms, no significant financing component is deemed to exist, as the terms are not for the benefit of the patient with whom we have the contract. Rather, the extended payment terms occur as a result of an initial claim denial, which subsequently enters the Medicare appeals process as noted below.

We commercially distribute our products directly to patients, who are referred to us by physicians, therapists or nurses. In most cases, there is a third-party payer such as a commercial insurer, Medicare or the Veterans Administration involved with the transaction. Our contractual relationship resides with the patient when the third -party payer is either a commercial insurer or Medicare, and with the Veterans Administration if the patient is covered under their services. Revenue is recognized from such sales upon transfer of control of the product to the customer at a transaction price determined by collection history. As a result, the transaction price is impacted by multiple factors, including the terms and conditions contracted by various third-party payers, and therefore payments from third-party payers typically are less than our standard charge and represent an implicit price concession, resulting in variable consideration. As most contracts are with each individual sale to a patient, we have elected the portfolio approach to determine the transaction price, and ultimately the expected consideration. The portfolios used to determine transaction price are at the payer level, with pricing for each payer assessed based on the underlying similar characteristics.

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

For our products sold to Medicare patients, we recognize revenue from such sales upon shipment of our products, which can occur only after we have received a prescription from a physician and all applicable patient documentation is obtained. The transaction price for our Actitouch and Entre systems is determined based on the payment history using the same methodology as our private insurers. A portion of our claims for our Flexitouch system are initially denied and thereupon enter the appeals process, which can be lengthy. We assess the variable consideration for each of these claims as a percentage of the total invoice price based on ultimate approval and collection history.

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

We sell and rent our products either directly to patients or to the Veterans Administration on behalf of patients, who are referred to us by physicians, therapists or nurses. We bill private insurers and other payers, Medicare, and the Veterans Administration directly for purchases or rentals of our product on behalf of a patient and bill patients directly for their cost-sharing amounts, including any portion of an unsatisfied deductible and any copayments or co-insurance obligation.

A portion of our revenue is derived from patients who obtain our products under multiple-month rental arrangements. We bill these patients’ insurance payers monthly over the duration of the rental term. Title to these products passes to the patients at the end of the rental period. Patients may return the product before the end of the rental period, and as such these arrangements are deemed to be month-to-month cancelable leases in accordance with Accounting Standards Codification (“ASC”), or ASC 840, “Leases,” if they commenced prior to December 31, 2018. Accordingly, we recognized the related revenue for these rental arrangements monthly, on a pro rata basis, over the lesser of the duration of the rental period or the period during which the patient possesses the product. As we elected the practical expedient to not reassess the lease classification for leases in existence at December 31, 2018, rental agreements commencing after January 1, 2019, are recorded as sales-type leases in accordance with ASC 842. Accordingly, as sales-type leases, the transaction price for the entire rental term is recognized upon transfer of control.

Accounts Receivable

The majority of our accounts receivable and revenue are from commercial insurance payers and government payers, such as Medicare, the Veterans Administration and Medicaid.

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

The Black-Scholes option-pricing model requires the input of highly subjective assumptions, including the expected term of the option, the expected volatility of the price of our common stock, the risk-free interest rate and the expected dividend yield. These estimates involve inherent uncertainties and the significant application of management's judgment. If factors change and different assumptions are used, our stock-based compensation expense could be materially different in the future. We determined weighted-average valuation assumptions as follows:

●	Expected term. We use the "simplified method" to determine the expected term of the stock option.
●	Expected volatility. Our expected volatility is derived using the average historical volatility of public companies of similar size and industry because we believe the expected volatility will approximate historical volatility, due to the fact that we had no trading history prior to our initial public offering.
●	Risk-free interest rate. The risk free interest rate is based on the yields of U.S. Treasury securities with maturities similar to the expected term of the options for each option group.
●	Expected dividend yield. We have never declared or paid any cash dividends on our common stock and do not presently plan to pay cash dividends on our common stock in the foreseeable future. Consequently, we use an expected dividend yield of zero.

The following table sets forth the estimated fair values of our stock options granted in the years ended December 31, 2019, 2018 and 2017, and the assumptions on which they were based:

	2019	2018	2017
Expected term	4 - 6 years	4 - 6 years	4 - 6 years
Expected volatility	43.2 - 44.6%	42.7 - 43.4%	43.5 - 45.9%
Risk-free interest rate	1.6 - 2.6%	2.6 - 3.1%	1.7 - 2.3%
Expected dividend yield	0%	0%	0%
Fair value on the date of grant	$19.57 - $33.12	$12.46 - $29.07	$7.82 - $16.23

If in the future we determine that another method is more reasonable, or if another method for calculating these input assumptions is prescribed by authoritative guidance, the fair value calculated for our stock options could change significantly. Higher volatility and longer expected lives would result in an increase to stock-based compensation expense determined at the date of grant. Stock-based compensation expense affects our cost of revenue, sales and marketing expenses, research and development expenses, and reimbursement, general and administrative expenses.

We estimate our forfeiture rate based on an analysis of our actual forfeitures and will continue to evaluate the appropriateness of the forfeiture rate based on actual forfeiture experience, analysis of employee turnover behavior and other factors. Quarterly changes in the estimated forfeiture rate can have a significant effect on reported stock-based compensation expense, as the cumulative effect of adjusting the rate for all expense amortization is recognized in the period the forfeiture estimate is changed. If a revised forfeiture rate is higher than the previously estimated forfeiture rate, an adjustment is made that will result in a decrease to the stock-based compensation expense recognized in the consolidated financial statements. If a revised forfeiture rate is lower than the previously estimated forfeiture rate, an adjustment is made that will result in an increase to the stock-based compensation expense recognized in the consolidated financial statements. The effect of forfeiture adjustments was insignificant for the years ended December 31, 2019, 2018 and 2017. We will continue to use significant judgment in evaluating the expected term, volatility and forfeiture rate related to our stock-based compensation.

Results of Operations

Comparison of the Years Ended December 31, 2019 and 2018

The following table presents our results of operations for the periods indicated:

	Year Ended
	December 31,				Change
(In thousands)	2019		2018		$	%
Condensed Consolidated Statement		% of		% of
of Operations Data:		revenue		revenue
Revenue
Sales revenue	$162,904	86%	$128,786	90%	$34,118	26%
Rental revenue	26,588	14%	14,965	10%	11,623	78%
Total revenue	189,492	100%	143,751	100%	45,741	32%
Cost of revenue
Cost of sales revenue	47,034	25%	36,969	26%	10,065	27%
Cost of rental revenue	8,222	4%	4,524	3%	3,698	82%
Total cost of revenue	55,256	29%	41,493	29%	13,763	33%
Gross profit
Gross profit - sales revenue	115,870	61%	91,817	64%	24,053	26%
Gross profit - rental revenue	18,366	10%	10,441	6%	7,925	76%
Gross profit	134,236	71%	102,258	71%	31,978	31%
Operating expenses
Sales and marketing	78,920	42%	60,371	42%	18,549	31%
Research and development	5,174	3%	5,289	4%	(115)	(2)%
Reimbursement, general and administrative	39,644	21%	33,608	23%	6,036	18%
Total operating expenses	123,738	66%	99,268	69%	24,470	25%
Income from operations	10,498	5%	2,990	2%	7,508	N.M. %
Other income	631	—%	486	—%	145	30%
Income before income taxes	11,129	5%	3,476	2%	7,653	N.M. %
Income tax expense (benefit)	158	—%	(3,147)	(2)%	3,305	(105)%
Net income	$10,971	5%	$6,623	4%	$4,348	66%

Revenue

Revenue increased $45.7 million, or 32%, to $189.5 million in the year ended December 31, 2019, compared to $143.8 million in the year ended December 31, 2018. The growth in revenue was attributable to an increase of approximately $39.4 million, or 30%, in sales and rentals of our Flexitouch system and an increase of approximately $6.4 million, or 54%, in sales and rentals of our Entre and Actitouch systems in the year ended December 31, 2019, compared to the year ended December 31, 2018. The increase in Flexitouch system sales was largely driven by expansion of our sales force, increased physician and patient awareness of the treatment options for lymphedema, broad in-network coverage with national and regional insurance payers and growth in the number of Medicare patients served. The increase in Entre and Actitouch systems sales was largely driven by managing these orders in-house with our internal team of specialists. These specialists are dedicated to selling the Entre system, allowing us to focus on marketing and distributing this system more efficiently.

The following table summarizes our revenue by product for the years ended December 31, 2019 and 2018, both in dollars and percentage of total revenue:

	Year Ended
	December 31,		Change
(In thousands)	2019	2018	$	%
Revenue
Flexitouch system	$171,323	$131,935	$39,388	30%
Entre/Actitouch systems	18,169	11,816	6,353	54%
Total	$189,492	$143,751	$45,741	32%

Percentage of total revenue
Flexitouch system	90%	92%
Entre/Actitouch systems	10%	8%
Total	100%	100%

Cost of Revenue and Gross Margin

Cost of revenue increased $13.8 million, or 33%, to $55.3 million during the year ended December 31, 2019, compared to $41.5 million during the year ended December 31, 2018. The increase in cost of revenue was primarily attributable to an increase in the number of systems sold or rented and additional manufacturing headcount and higher related manufacturing costs to support increased volumes. Gross margin was 71% for both of the years ended December 31, 2019 and 2018, respectively.

Sales and Marketing Expenses

Sales and marketing expenses increased $18.5 million, or 31%, to $78.9 million during the year ended December 31, 2019, compared to $60.4 million during the year ended December 31, 2018. The increase was primarily attributable to our continued investment in our field sales team, patient training and marketing initiatives to increase clinician awareness, resulting in an increase of $13.1 million in personnel-related compensation expenses, including $1.1 million of incremental stock-based compensation expense, as well as a $5.4 million increase in associated expenses.

Research and Development Expenses

R&D expenses decreased $0.1 million, or 2%, to $5.2 million during the year ended December 31, 2019, compared to $5.3 million during the year ended December 31, 2018. The decrease in R&D expenses was primarily attributable to a $0.1 million decrease of post launch related product support costs of our Flexitouch Plus launched in 2018.

Reimbursement, General and Administrative Expenses

Reimbursement, general and administrative expenses increased $6.0 million, or 18%, to $39.6 million during the year ended December 31, 2019, compared to $33.6 million during the year ended December 31, 2018. The increase in reimbursement, general and administrative expenses for the year ended December 31, 2019, was primarily attributable to a $2.8 million increase in personnel-related expenses, resulting from increased headcount in our reimbursement operations, payer relations, patient services and corporate functions, a $0.5 million increase in stock-based compensation expense, an increase of $1.2 million in professional fees, legal, accounting, audit and tax expenses and software fees and a $2.0 million increase in other operating expenses, including facilities, depreciation and service charges.  Facilities expenses include a $1.1 million one-time lease termination charge and associated costs for our former corporate headquarters.

Other Income, Net

Other income, net was $0.6 million for the year ended December 31, 2019, compared to $0.5 million for the year ended December 31, 2018. The increase in other income was due to investment income earned on the capital derived from our initial public offering proceeds.

Income Tax Expense (Benefit)

We recorded an income tax expense of $0.2 million and an income tax benefit of $3.1 million for the years ended December 31, 2019 and 2018, respectively. The current year tax expense was primarily due to a significant decrease in the benefit related to tax-deductible share-based compensation activity, as compared to the previous year. This activity included vesting of restricted stock units, excess tax benefits associated with exercises of non-qualified stock options, and disqualifying dispositions of incentive stock options and employee stock purchase plan, or ESPP, shares.

Comparison of the Years Ended December 31, 2018 and 2017

The following table presents our results of operations for the periods indicated:

	Year Ended
	December 31,				Change
(In thousands)	2018		2017		$	%
Condensed Consolidated Statement		% of		% of
of Operations Data:		revenue		revenue
Revenue
Sales revenue	$128,786	90%	$97,643	89%	$31,143	32%
Rental revenue	14,965	10%	11,640	11%	3,325	29%
Total revenue	143,751	100%	109,283	100%	34,468	32%
Cost of revenue
Cost of sales revenue	36,969	26%	25,737	24%	11,232	44%
Cost of rental revenue	4,524	3%	3,278	3%	1,246	38%
Total cost of revenue	41,493	29%	29,015	27%	12,478	43%
Gross profit
Gross profit - sales revenue	91,817	64%	71,906	66%	19,911	28%
Gross profit - rental revenue	10,441	6%	8,362	7%	2,079	25%
Gross profit	102,258	71%	80,268	73%	21,990	27%
Operating expenses
Sales and marketing	60,371	42%	44,396	41%	15,975	36%
Research and development	5,289	4%	5,060	5%	229	5%
Reimbursement, general and administrative	33,608	23%	26,914	25%	6,694	25%
Total operating expenses	99,268	69%	76,370	71%	22,898	30%
Income from operations	2,990	2%	3,898	2%	(908)	(23)%
Other income	486	—%	292	—%	194	66%
Income before income taxes	3,476	2%	4,190	2%	(714)	(17)%
Income tax expense (benefit)	(3,147)	(2)%	(1,665)	(3)%	(1,482)	89%
Net income	$6,623	4%	$5,855	5%	$768	13%

N.M. (not meaningful)

Revenue

Revenue increased $34.5 million, or 32%, to $143.8 million in the year ended December 31, 2018, compared to $109.3 million in the year ended December 31, 2017. The growth in revenue was attributable to an increase of approximately $31.6 million, or 31%, in sales and rentals of our Flexitouch system and an increase of approximately $2.9 million, or 32%, in sales and rentals of our Entre and Actitouch systems in the year ended December 31, 2018. The increase in Flexitouch system sales was largely driven by expansion of our sales force, increased volume due to a new contract with a large private insurer, the launch of the Flexitouch Plus product, our third-generation Flexitouch product, and sales growth in the Veterans Administration channel. The increase in Entre and Actitouch systems sales was largely driven by our creation of a separate in-house team of specialists. These internal specialists are dedicated to selling the Entre and Actitouch systems, allowing us to focus on marketing and distributing these systems more efficiently.

The following table summarizes our revenue by product for the years ended December 31, 2018 and 2017, both in dollars and percentage of total revenue:

	Year Ended
	December 31,		Change
(In thousands)	2018	2017	$	%
Revenue
Flexitouch system	$131,935	$100,344	$31,591	31%
Entre/Actitouch systems	11,816	8,939	2,877	32%
Total	$143,751	$109,283	$34,468	32%

Percentage of total revenue
Flexitouch system	92%	92%
Entre/Actitouch systems	8%	8%
Total	100%	100%

Cost of Revenue and Gross Margin

Cost of revenue increased $12.5 million, or 43%, to $41.5 million during the year ended December 31, 2018, compared to $29.0 million during the year ended December 31, 2017. The increase in cost of revenue was primarily attributable to an increase in the number of systems sold, additional manufacturing headcount to support increased volumes, incremental manufacturing costs specific to the introduction of the Flexitouch Plus, and the $0.7 million write-off of Actitouch inventory. Gross margin was 71% and 73% for the years ended December 31, 2018 and 2017, respectively. The decrease in gross margin was primarily attributable to lower pricing under a new contract with a large private insurer.

Sales and Marketing Expenses

Sales and marketing expenses increased $16.0 million, or 36%, to $60.4 million during the year ended December 31, 2018, compared to $44.4 million during the year ended December 31, 2017. The increase was primarily attributable to our continued investment in our field sales team, patient training and marketing initiatives to increase clinician awareness, resulting in an increase of $11.8 million increase in personnel-related compensation expense, including $1.7 million of incremental stock-based compensation expense, as well as an increase of $4.2 million in associated expenses.

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

Liquidity and Capital Resources

Overview

As of December 31, 2019, we had cash and cash equivalents of $22.8 million and marketable securities of $22.5 million, compared with cash and cash equivalents of $20.1 million and marketable securities of $25.8 million as of December 31, 2018. Our primary sources of capital to date have been from operating income and private placements of our capital stock, as well as proceeds from our initial public offering, which closed on August 2, 2016.

Cash Flows

The following table summarizes our cash flows for the periods indicated:

	Year Ended
	December 31,
(In thousands)	2019	2018	2017
Net cash provided by (used in):
Operating activities	$2,510	$9,007	$4,192
Investing activities	(2,335)	(14,726)	(14,016)
Financing activities	2,496	1,850	3,091
Net increase (decrease) in cash and cash equivalents	$2,671	$(3,869)	$(6,733)

Net Cash Provided by Operating Activities

Net cash provided by operating activities during the year ended December 31, 2019, was $2.5 million, resulting from net income of $11.0 million and non-cash net income adjustments of $14.1 million, which were offset by an increase in net operating assets of $22.5 million. The non-cash net income adjustments primarily consisted of $9.8 million of stock-based compensation expense, $3.5 million of depreciation and amortization and a $1.1 million non-cash adjustment for the loss on lease termination. The uses of cash related to changes in operating assets primarily consisted of increases in accounts receivable, net investment in leases, and inventories. The changes in operating liabilities primarily consisted of increases in accrued payroll and related taxes and accrued expenses and other liabilities, partially offset by a decrease in accounts payables. These changes generally were driven by our increased business volume year-over-year, which resulted in increases to customer accounts receivable and other expenditures, including compensation and personnel-related costs.

Net cash provided by operating activities during the year ended December 31, 2018, was $9.0 million, resulting from net income of $6.6 million and non-cash net income adjustments of $8.0 million, which were partially offset by an increase in net operating assets of $5.6 million. The non-cash net income adjustments primarily consisted of $8.0 million of stock-based compensation expense, $3.7 million of depreciation and amortization and a $2.5 million non-cash impairment charge to fully write off the inventory and intangible assets related to our Actitouch product, partially offset by an increase of $6.2 million in deferred tax assets driven by the current period tax benefit associated with tax-deductible stock-based compensation activity. The uses of cash related to changes in operating assets primarily consisted of an increase in accounts receivable. The changes in operating liabilities primarily consisted of increases in accounts payable and other liabilities. These changes generally were driven by our increased business volume year-over-year, which resulted in increases to customer accounts receivable and other expenditures, including compensation and personnel-related costs.

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

Net Cash Used in Investing Activities

Net cash used in investing activities during the year ended December 31, 2019, was $2.3 million, consisting primarily of $3.7 million in net proceeds from securities available-for-sale, offset by $5.4 million in purchases of property and equipment primarily related to IT infrastructure, production tooling and office equipment and $0.5 million related to the acquisition of patents and other intangible assets.

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

Net Cash Provided by Financing Activities

Net cash provided by financing activities during the year ended December 31, 2019, was $2.5 million, consisting of proceeds from the issuance of common stock under the ESPP of $3.1 million and proceeds from exercises of common stock options of $2.8 million, partially offset by $3.4 million in taxes paid for the net share settlement of restricted stock units.

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

The Credit Agreement provides for a $10.0 million revolving credit facility, with the ability to increase the amount of the revolving loans available and/or add one or more term loan facilities not to exceed an incremental $25.0 million, subject to satisfaction of certain conditions. As of December 31, 2019, and the date on which we filed this report, we did not have any outstanding borrowings under the Credit Agreement.

Our obligations under the Credit Agreement are secured by a security interest in substantially all of our and our subsidiaries’ assets and are also guaranteed by our subsidiaries. The Credit Agreement contains a number of restrictions and covenants, including that we maintain compliance with a maximum leverage ratio and a minimum liquidity covenant. As of December 31, 2019, we were in compliance with all financial covenants under the Credit Agreement. For additional information on the Credit Agreement, see Note 12 – “Credit Agreement” to the consolidated financial statements in this report.

Adequacy of Capital Resources

Our future capital requirements may vary significantly from those now planned and will depend on many factors, including:

●	sales and marketing resources needed to further penetrate our market;

●	expansion of our operations domestically and/or internationally;
●	response of competitors to our solutions and applications;
●	costs associated with clinical research activities;
●	costs to develop and implement new products; and
●	use of capital for acquisitions or licenses, if any.

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

Inflation and changing prices did not have a material effect on our business during the year ended December 31, 2019, and we do not expect that inflation or changing prices will materially affect our business for at least the next twelve months.

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

Contractual and Commercial Commitments Summary

Our contractual obligations and commercial commitments as of December 31, 2019, are summarized as follows:

	Payments Due By Period
		Less Than			More Than
(In thousands)	Total	1 Year	1-3 Years	3-5 Years	5 Years
Purchase commitments (1)	$35,774	$35,774	$—	$—	$—
Operating lease obligations (2)	21,023	2,317	3,775	3,755	11,176
Product royalties (3)	1	1	—	—	—
Total	$56,798	$38,092	$3,775	$3,755	$11,176

(1)	We issued purchase orders in 2019 totaling $35.8 million for goods that we expect to receive in 2020.
(2)	We currently lease approximately 80,000 square feet of office space for our new corporate headquarters in Minneapolis, Minnesota, under a lease that expires in February 2031 and approximately 51,000 square feet of office, assembly and warehouse space at another facility in Minneapolis, Minnesota, under a lease that expires in March 2027. As of December 31, 2019, we had additional lease commitments of $14.3 million related to amendments to existing building leases that have not commenced. We entered into a fleet vehicle program for certain members of our field sales organization in 2016. At December 31, 2019, we had 84 vehicles under this program with current lease commitments. Furthermore, we lease office equipment from time-to-time based on our needs and these commitments are classified as operating leases.

(3)	We are required to make quarterly royalty payments to a third-party for our Actitouch system revenue through August 2023. Beginning in September 2017, the payments are equal to 6% of our quarterly revenue attributable to our Actitouch system. In any year that this revenue exceeds $40.0 million, we are required to pay 7% on revenue over $40.0 million and 6% on revenue of $40.0 million and under. Because our revenue attributable to our Actitouch system, and therefore the amount of royalty payments we will be required to pay in the future, are unknown, this amount only reflects royalties due associated with a portion of our 2019 Actitouch revenue. We plan to discontinue the current Actitouch product line in the first quarter of 2020.

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

Inflation

Inflationary factors, such as increases in our cost of revenue, sales and marketing expenses and reimbursement expenses, may adversely affect our operating results. Although we do not believe that inflation has had a material impact on our financial condition or results of operations to date, a high rate of inflation in the future may have an adverse effect on our ability to maintain and increase our gross margin, and on our sales and marketing and reimbursement expenses as a percentage of our revenue if the prices for our products do not increase as much or more than these increased costs.

Credit Risk

As of December 31, 2019 and 2018, our cash, cash equivalents and marketable securities were maintained with three, financial institutions in the United States. We perform periodic evaluations of the relative credit standing of these financial institutions and believe they have sufficient assets and liquidity to conduct their operations in the ordinary course of business with little or no credit risk to us.  We have not experienced any losses on our cash or cash equivalents to date.

Our accounts receivable primarily relate to revenue from the sale of our products to patients in the United States. As of December 31, 2019 and 2018, our accounts receivable were $37.6 million and $26.2 million, respectively. We had accounts receivable from two insurers representing approximately 17% and 13% of accounts receivable as of December 31, 2019. We had accounts receivable from one insurer representing approximately 11% of accounts receivable as of December 31, 2018. The credit risks associated with customers which for these purposes are insurers considers aggregation for entities that are known to be under common control.

Foreign Currency Risk

Our business is conducted in U.S. dollars and international transactions have been nominal. As we begin building relationships to commercialize our products internationally, our results of operations and cash flows may become increasingly subject to changes in foreign exchange rates.

Item 8. Financial Statements and Supplementary Data.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

Tactile Systems Technology, Inc.

Opinion on the financial statements

We have audited the accompanying consolidated balance sheets of Tactile Systems Technology, Inc. (a Delaware corporation) and its subsidiary (the “Company”) as of December 31, 2019 and 2018, the related consolidated statements of operations, comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2019, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2019, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of December 31, 2019, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), and our report dated February 26, 2020 expressed an unqualified opinion.

Change in accounting principle

As discussed in Note 3 to the consolidated financial statements, the Company has changed its method for accounting for leases in 2019 due to the adoption of Financial Accounting Standards Board Accounting Standards Codification Topic No. 842 – Leases.

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

Critical audit matter

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Transaction price

As described further in Note 3. Summary of Significant Accounting Policies – Revenue Recognition to the consolidated financial statements, Management applies judgment in determining the transaction price for both sales revenue and rental revenue based on the ultimate approval amount with the payer and collections history. The transaction price is impacted by multiple factors, including the terms and conditions contracted by various third-party payers, and therefore payments from third-party payers typically are less than the Company’s standard charge and represent an implicit price concession, a form of variable consideration. The subjectivity involved with determining the transaction price is primarily related to sales of its products and differs based on the ultimate payer which is typically Medicare or a commercial payer (there is not variable consideration with the Veterans Administration payer). The primary assumption related to this estimate is the collectability percentage determined for each payer. Management records a separate quarterly transaction price adjustment for Medicare and commercial payer sales based on management’s current computation of historical collection percentages by payer. The results of the variable consideration assessment is the primary source of information in estimating the recognition of net revenue and the valuation of the related accounts receivable.

We identified the determination of the transaction price as a critical audit matter. The principal considerations for our determination that the transaction price is a critical audit matter are:

●	the transaction price is related to material accounts and disclosures that are important to the users of the consolidated financial statements,
●	significant judgment is required to estimate the expected amount of cash consideration to be collected, which is a key input into management’s transaction price assessment
●	for sales with Medicare as the payer, the future collection could significantly differ from those subjective estimates given the payment uncertainty due to the appeals process for claims initially denied.

Our audit procedures related to the determination of the transaction price included the following, among others:

●	We tested the design and operating effectiveness of management’s key controls relating to their Medicare and commercial payer transaction price assessment through reperformance.
●	For sales to patients insured by commercial payers, we assessed the reasonableness of management’s transaction price adjustments by assessing computations in management’s historical lookback analysis of collection rates.
●	For a sample of commercial payers, we recomputed management’s calculation of the historical collectability percentage based on transactions that occurred during the year to evaluate the completeness and accuracy of underlying data used in the historical lookback analysis.
●	For sales to patients covered by Medicare, we tested management’s estimate by evaluating the significant assumptions and the completeness and accuracy of the underlying data used to determine the collection percentage by claim year.

/s/ Grant Thornton LLP

We have served as the Company’s auditor since 2015.

Minneapolis, Minnesota

February 26, 2020

Tactile Systems Technology, Inc.
Consolidated Balance Sheets

	December 31,	December 31,
(In thousands, except share and per share data)	2019	2018
Assets
Current assets
Cash and cash equivalents	$22,770	$20,099
Marketable securities	22,464	25,786
Accounts receivable	33,444	24,332
Net investment in leases	8,147	—
Inventories	19,059	11,189
Income taxes receivable	—	1,793
Prepaid expenses and other current assets	2,451	1,762
Total current assets	108,335	84,961
Non-current assets
Property and equipment, net	7,408	4,810
Right of use operating lease assets	15,885	—
Intangible assets, net	5,312	5,339
Accounts receivable, non-current	4,184	1,884
Deferred income taxes	8,970	8,820
Other non-current assets	1,658	1,257
Total non-current assets	43,417	22,110
Total assets	$151,752	$107,071
Liabilities and Stockholders' Equity
Current liabilities
Accounts payable	$3,843	$5,110
Accrued payroll and related taxes	10,098	7,421
Accrued expenses	4,498	2,785
Income taxes payable	632	—
Operating lease liabilities	1,454	—
Other current liabilities	903	760
Total current liabilities	21,428	16,076
Non-current liabilities
Accrued warranty reserve, non-current	2,541	1,725
Income taxes, non-current	54	—
Operating lease liabilities, non-current	15,134	—
Total non-current liabilities	17,729	1,725
Total liabilities	39,157	17,801

Commitments and Contingencies (see Note 13)

Stockholders’ equity:
Preferred stock, $0.001 par value, 50,000,000 shares authorized; none issued and outstanding as of December 31, 2019 and December 31, 2018	—	—
Common stock, $0.001 par value, 300,000,000 shares authorized; 19,152,715 shares issued and outstanding as of December 31, 2019; 18,631,127 shares issued and outstanding as of December 31, 2018	19	19
Additional paid-in capital	91,874	79,554
Retained earnings	20,676	9,705
Accumulated other comprehensive income (loss)	26	(8)
Total stockholders’ equity	112,595	89,270
Total liabilities and stockholders’ equity	$151,752	$107,071

The accompanying notes are an integral part of these consolidated financial statements.

Tactile Systems Technology, Inc.
Consolidated Statements of Operations

	Year Ended December 31,
(In thousands, except share and per share data)	2019	2018	2017
Revenue
Sales revenue	$162,904	$128,786	$97,643
Rental revenue	26,588	14,965	11,640
Total revenue	189,492	143,751	109,283
Cost of revenue
Cost of sales revenue	47,034	36,969	25,737
Cost of rental revenue	8,222	4,524	3,278
Total cost of revenue	55,256	41,493	29,015
Gross profit
Gross profit - sales revenue	115,870	91,817	71,906
Gross profit - rental revenue	18,366	10,441	8,362
Gross profit	134,236	102,258	80,268
Operating expenses
Sales and marketing	78,920	60,371	44,396
Research and development	5,174	5,289	5,060
Reimbursement, general and administrative	39,644	33,608	26,914
Total operating expenses	123,738	99,268	76,370
Income from operations	10,498	2,990	3,898
Other income	631	486	292
Income before income taxes	11,129	3,476	4,190
Income tax expense (benefit)	158	(3,147)	(1,665)
Net income	$10,971	$6,623	$5,855
Net income per common share
Basic	$0.58	$0.36	$0.34
Diluted	$0.56	$0.34	$0.31
Weighted-average common shares used to compute net income per common share
Basic	18,919,007	18,252,689	17,355,175
Diluted	19,641,143	19,347,632	18,877,863

The accompanying notes are an integral part of these consolidated financial statements.

Tactile Systems Technology, Inc.
Consolidated Statements of Comprehensive Income

	Year Ended December 31,
(In thousands)	2019	2018	2017
Net income	$10,971	$6,623	$5,855
Other comprehensive income (loss):
Unrealized gain (loss) on marketable securities	31	60	(53)
Income tax related to items of other comprehensive income (loss)	3	(24)	20
Total other comprehensive income (loss)	34	36	(33)
Comprehensive income	$11,005	$6,659	$5,822

The accompanying notes are an integral part of these consolidated financial statements.

Tactile Systems Technology, Inc.
Consolidated Statements of Stockholders’ Equity

					Accumulated
			Additional		Other
	Common Stock		Paid-In	Retained	Comprehensive	Treasury
(In thousands, except share data)	Shares	Par Value	Capital	Earnings	(Loss) Income	Stock	Total
Balances, December 31, 2016	16,833,737	$17	$62,406	$(2,773)	$(11)	$—	$59,639
Stock-based compensation	—	—	4,235	—	—	—	4,235
Exercise of common stock options and warrants and vesting of restricted stock units	747,850	1	833	—	—	—	834
Taxes paid for net share settlement of restricted stock units	(16,254)	—	(387)	—	—	—	(387)
Common shares issued for employee stock purchase plan	307,132	—	3,137	—	—	—	3,137
Shares repurchased to cover taxes from restricted stock award vesting	(26,086)	—	—	—	—	(493)	(493)
Comprehensive income for the period	—	—	—	5,855	(33)	—	5,822
Balances, December 31, 2017	17,846,379	$18	$70,224	$3,082	$(44)	$(493)	$72,787
Stock-based compensation	—	—	7,974	—	—	—	7,974
Exercise of common stock options and vesting of restricted stock units	725,370	1	1,514	—	—	—	1,515
Taxes paid for net share settlement of restricted stock units	(63,800)	—	(2,379)	—	—	—	(2,379)
Treasury stock issued for option exercises	26,086	—	(493)	—	—	493	—
Common shares issued for employee stock purchase plan	97,092	—	2,714	—	—	—	2,714
Comprehensive income for the period	—	—	—	6,623	36	—	6,659
Balances, December 31, 2018	18,631,127	$19	$79,554	$9,705	$(8)	$—	$89,270
Stock-based compensation	—	—	9,824	—	—	—	9,824
Exercise of common stock options and vesting of restricted stock units	512,901	—	2,834	—	—	—	2,834
Taxes paid for net share settlement of restricted stock units	(62,440)	—	(3,391)	—	—	—	(3,391)
Common shares issued for employee stock purchase plan	71,127	—	3,053	—	—	—	3,053
Comprehensive income for the period	—	—	—	10,971	34	—	11,005
Balances, December 31, 2019	19,152,715	$19	$91,874	$20,676	$26	$—	$112,595

The accompanying notes are an integral part of these consolidated financial statements.

Tactile Systems Technology, Inc.
Consolidated Statements of Cash Flows

	Year Ended December 31,
(In thousands)	2019	2018	2017
Cash flows from operating activities
Net income	$10,971	$6,623	$5,855
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,538	3,737	1,800
Net amortization of premiums and discounts on securities available-for-sale	(307)	(102)	49
Deferred income taxes	(146)	(6,182)	143
Stock-based compensation expense	9,824	7,974	4,235
Impairment losses	—	2,534	—
Loss on termination of lease	1,148	—	—
Other	7	4	—
Changes in assets and liabilities:
Accounts receivable	(9,112)	(6,709)	(2,882)
Net investment in leases	(8,147)	—	—
Inventories	(7,870)	(870)	(4,486)
Income taxes	2,428	165	(2,730)
Prepaid expenses and other assets	(1,166)	(1,140)	146
Right of use operating lease assets	625	—	—
Medicare accounts receivable, non-current	(2,300)	834	105
Accounts payable	(1,389)	690	462
Accrued payroll and related taxes	2,677	715	14
Accrued expenses and other liabilities	1,729	734	1,481
Net cash provided by operating activities	2,510	9,007	4,192
Cash flows from investing activities
Proceeds from sales of securities available-for-sale	1,493	2,000	1,000
Proceeds from maturities of securities available-for-sale	25,000	15,000	1,000
Purchases of securities available-for-sale	(22,840)	(21,680)	(12,051)
Purchases of property and equipment	(5,446)	(4,196)	(3,746)
Intangible assets costs	(542)	(5,350)	(74)
Other investments	—	(500)	(145)
Net cash used in investing activities	(2,335)	(14,726)	(14,016)
Cash flows from financing activities
Taxes paid for net share settlement of restricted stock units	(3,391)	(2,379)	(387)
Proceeds from exercise of common stock options	2,834	1,515	834
Proceeds from the issuance of common stock from the employee stock purchase plan	3,053	2,714	3,137
Shares repurchased to cover taxes from restricted stock award vesting	—	—	(493)
Net cash provided by financing activities	2,496	1,850	3,091
Net increase (decrease) in cash and cash equivalents	2,671	(3,869)	(6,733)
Cash and cash equivalents – beginning of period	20,099	23,968	30,701
Cash and cash equivalents – end of period	$22,770	$20,099	$23,968

Supplemental cash flow disclosure
Cash paid for interest	$—	$9	$—
Cash paid for taxes	$344	$2,883	$923
Capital expenditures incurred but not yet paid	$122	$167	$15

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

The results for the year ended December 31, 2019, are not necessarily indicative of results to be expected for any future year.

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

JOBS Act Accounting Election

Prior to December 31, 2018, we were an emerging growth company under the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”), and as a result we were eligible to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies. We elected to take advantage of the extended transition period for adopting new or revised accounting standards that have different effective dates for public and private companies until such time as those standards apply to private companies. However, as of the last business day of our second fiscal quarter of 2018, the market value of our common stock that was held by non-affiliates exceeded $700 million, and as a result, we no longer qualified as an emerging growth company as of December 31, 2018. Therefore we no longer are able to take advantage of the extended transition period for adopting new or revised accounting standards.

Note 3.  Summary of Significant Accounting Policies

Cash and Cash Equivalents

Cash and cash equivalents consist of all cash on hand, deposits and funds invested in available-for-sale securities with original maturities of three months or less at the time of purchase. At December 31, 2019 and 2018, our cash was held primarily in checking and money market accounts.

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

Equity investments (including equity securities) with readily determinable fair value are reported at fair value, with unrealized gains and losses included in the determination of net income.  For equity investments with no readily determinable fair value, we measure these investments at cost less impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for the identical or a similar investment of the same issuer.  Such observable price changes may include instances where the investee issues equity securities to new investors, thus creating a new indicator of fair value, as an example. As of December 31, 2019 and 2018, the total carrying value of our equity investments, with no readily determinable fair value, were $0.65 million and $0.65 million, respectively, and are included in other non-current assets on our consolidated balance sheets. On an annual basis, we perform a qualitative assessment considering impairment indicators to evaluate whether these investments are impaired and also monitor for any observable price changes.  During the years ended December 31, 2019 and 2018, we did not have any impairment loss on these investments.

Accounts Receivable

The majority of our accounts receivable and revenue are from commercial insurance payers and government payers, such as Medicare, the Veterans Administration and Medicaid.

Accounts receivable are recorded based on management’s assessment of the expected consideration to be received, based on a detailed review of historical pricing adjustments and collections. Management relies on the results of the assessment, which includes payment history of the applicable payer as well as historical patient collections, as a primary source of information in estimating the collectability of our accounts receivable. We update our assessment on a quarterly basis, which to date has not resulted in any material adjustments to the valuation of our accounts receivable. We believe the assessment provides reasonable estimates of our accounts receivable valuation, and therefore we believe that substantially all accounts receivable are fully collectible. As such, effective December 31, 2018, management reclassified certain related accounts which impacted the presentation of accounts receivable on the Consolidated Statements of Cash Flows.  We have reclassified prior year amounts to conform with the current presentation.  As a result of this reclassification, the reserves for uncollectible schedule, previously disclosed in the Summary of Significant Accounting Policies, is no longer included in the Notes to the Consolidated Financial Statements.

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

Major expenditures for property and equipment are capitalized. Maintenance, repairs and minor renewals are expensed as incurred. When assets are retired or otherwise disposed of, their costs and related accumulated depreciation are removed from the accumulated depreciation accounts and the resulting gains or losses are included in income. The value of equipment for patients who obtain our products through a multiple month rental arrangement is capitalized and depreciated over the term of the rental period, after which time title to this equipment passes to the patient. The value of demonstration equipment in the possession of our field sales representatives is capitalized and depreciated over the estimated useful life of the equipment.

Revenue Recognition

We derive revenue from the sales and rentals of our products, which consist of our proprietary line of Flexitouch, Entre and Actitouch systems as well as the Airwear wrap.

We recognize revenue when control of the product has been transferred to our customer, in the amount of the expected consideration to be received for the product. In general, revenue from the sale or rental of a product is recognized upon shipment, unless circumstances dictate that control has not yet passed to the customer.

We provide a warranty for our products against defects in material and workmanship for a period of one to five years on garments and one to two years on controllers. In accordance with applicable accounting guidance, we have determined these were assurance warranties and therefore not considered a performance obligation. In addition, we did not evaluate immaterial promised goods or services in the context of the contract. As a result, the sale or rental of our products represent a single performance obligation that is satisfied at a point in time and is short-term in nature. In certain cases we receive payment from Medicare sales over a period of time that may exceed one year. Despite these extended payment terms, no significant financing component is deemed to exist as the terms are not for the benefit of the patient with whom we have the contract. Rather, the extended payment terms occur as a result of an initial claim denial, which subsequently enters the Medicare appeals process as noted below.

We commercially distribute our products directly to patients who are referred to us by physicians, therapists or nurses. In most cases, there is a third-party payer, such as a commercial insurer, Medicare or the Veterans Administration involved with the transaction. Our contractual relationship resides with the patient when the third-party payer is either a commercial insurer or Medicare and with the Veterans Administration if the patient is covered under their services. Revenue is recognized from such sales upon transfer of control of the product to the customer at a transaction price determined by collection history. As a result, the transaction price is impacted by multiple factors, including the terms and conditions contracted by various third-party payers, and therefore payments from third-party payers typically are less than our standard charge and represent an implicit price concession, resulting in variable consideration. As most contracts are with each individual sale to a patient, we have elected the portfolio approach to determine the transaction price, and ultimately the expected consideration. The portfolios used to determine transaction price are at the payer level, with pricing for each payer assessed based on the underlying similar characteristics.

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

For our products sold to Medicare patients, we recognize revenue from such sales upon shipment of our products, which can occur only after we have received a prescription from a physician and all applicable patient documentation is obtained. The transaction price for our Actitouch and Entre systems is determined based on the payment history using the same methodology as our private insurers. A portion of our claims for our Flexitouch system are initially denied, and enter the appeals process, which can be lengthy. We assess the variable consideration for each of these claims as a percentage of the total invoice price based on ultimate approval and collection history.

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

We sell and rent our products either directly to patients or the Veterans Administration on behalf of patients, who are referred to us by physicians, therapists or nurses. We bill private insurers and other payers,

Medicare, and the Veterans Administration directly for purchases or rentals of our product on behalf of a patient and bill patients directly for their cost-sharing amounts, including any portion of an unsatisfied deductible and any copayments or co-insurance obligation.

A portion of our revenue is derived from patients who obtain our products under multiple-month rental arrangements. We bill these patients’ insurance payers monthly over the duration of the rental term. Title to these products passes to the patients at the end of the rental period. Patients may return the product before the end of the rental period, and as such these arrangements are deemed to be month-to-month cancelable leases in accordance with Accounting Standards Codification (“ASC”), or ASC 840, “Leases,” if they commenced prior to December 31, 2018. Accordingly, we recognized the related revenue for these rental arrangements monthly, on a pro rata basis, over the lesser of the duration of the rental period or the period during which the patient possesses the product. Rental agreements commencing after January 1, 2019, are recorded as sales-type leases in accordance with ASC 842. Accordingly, as sales-type leases, the transaction price for the entire rental term is recognized upon transfer of control. We elected the practical expedient to not reassess the lease classification for leases in existence at December 31, 2018.

Advertising

Advertising costs are charged to operations when incurred. Advertising expense was $0.1 million for each of the years ended December 31, 2019, 2018 and 2017.

Research and Development Costs

We expense research and development costs as incurred, including expenses associated with clinical research studies and development.

Shipping and Handling Costs

We do not charge any shipping and handling costs to our customers. Shipping and handling costs incurred are included in cost of revenue.

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

As of December 31, 2018, indicators existed, including the calculation of an undiscounted cash flow in comparison to carrying amount, that indicated the patent-related intangible assets for our Actitouch system were impaired. The primary valuation technique used in estimating the fair value of patent intangible assets is a discounted cash flow approach. Specifically, we used a relief of royalty rate method which applies a royalty rate to estimated sales, with the resulting amounts then discounted using an appropriate market discount rate. The relief of royalty rate is the estimated royalty rate a market participant would pay to acquire the right to market/produce the product. If the resulting discounted cash flows are less than the book value of the intangible asset, impairment exists, and the asset value must be written down. Based on impairment testing performed in the fourth quarter of 2018, the Actitouch assets were deemed to be fully impaired. The impairment was due to an evaluation of projected future demand and sales volume in the context of results over the past three years, which resulted in the determination this product would be discontinued. As such, we wrote off $1.8 million of intangible assets book value, classified within the reimbursement, general and administrative line of the Consolidated Statements of Operations, as well as $0.7 million in inventory related assets, classified within cost of revenue.

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

Net Income Per Common Share

Basic net income per common share is computed based on the weighted average number of shares of common stock outstanding during the period. Diluted net income per common share is computed based on the weighted average number of shares of common stock plus the effect of dilutive potential stock-based awards outstanding during the period using the treasury stock method. Dilutive potential stock-based awards include outstanding common stock options, time- and performance-based restricted stock units and employee stock purchase plan shares.

Recent Accounting Pronouncements

Prior to December 31, 2018, we were an “emerging growth company” as defined by the JOBS Act. The JOBS Act provides that an emerging growth company can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act of 1933, as amended, (the “Securities Act”), for complying with new or revised accounting standards. In other words, an emerging growth company can selectively delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. In accordance with the JOBS Act, we elected to participate in the exemption and, as a result, our financial statements may not have been comparable to the financial statements of issuers that are required to comply with the effective dates for new or revised accounting standards that are applicable to public companies. As of the last business day of our second fiscal quarter of 2018, the market value of our common stock that was held by non-affiliates exceeded $700 million, and as a result, we no longer qualified as an emerging growth company as of December 31, 2018 and were no longer able to take advantage of the extended transition period. Therefore, as of December 31, 2018, we were required to adopt new or revised accounting standards when they are applicable to public companies that are not emerging growth companies.

Recently Adopted Accounting Pronouncements

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

In February 2016, the FASB issued ASU No. 2016-02, “Leases” (Topic 842) (“ASC 842”), which supersedes the then-existing guidance for lease accounting, “Leases” (Topic 840) (“ASC 840”). ASC 842 requires lessees to recognize a lease liability and a right of use asset for all leases that extend beyond one year. As a result of our change in filing status, we adopted this standard using the modified retrospective transition approach at the adoption date of January 1, 2019. This approach did not require restatement of previous periods. We completed a qualitative and quantitative assessment of our leases from both a lessee and lessor perspective. As part of our process, we elected to utilize certain practical expedients that were provided for transition relief. Accordingly, we did not reassess expired or existing contracts, lease classifications or related initial direct costs as part of our assessment process for either lessee or lessor leases. Additionally, we elected the practical expedient to treat lease and nonlease components of fixed payments due to the lessor as one, and therefore no separate allocation was required on the initial implementation date of January 1, 2019, and thereafter. The adoption of this standard, from a lessee perspective, resulted in us recording right of use (“ROU”) operating lease assets and operating lease liabilities of approximately $3.1 million on the Consolidated Balance Sheet as of January 1, 2019, with no impact to retained earnings. In addition, we elected as an accounting policy, not to record leases with an initial term of less than 12 months. From a lessor perspective, the application of ASC 842 to our rental revenue, which was recognized as month-to-month, cancelable leases in accordance with ASC 840 if they commenced prior to December 31, 2018, resulted in recognizing rental revenue as a sales-type lease under ASC 842 for leases that commenced thereafter. Rental sales agreements that commenced prior to December 31, 2018, continued to be recognized as month-to-month, cancelable leases until they were completed, as we elected the practical expedient to not reassess the lease classification for leases in existence upon adoption. As such, rental agreements commencing after January 1, 2019, were recorded as sales-type leases with the associated revenue and cost of revenue recognized on the lease commencement date and a corresponding net investment in leases on the Consolidated Balance Sheet. (See Note 13 – “Commitments and Contingencies” and Note 15 – “Revenue” for additional information and required disclosures.)

In July 2018, the FASB issued ASU No. 2018-07, “Improvements to Non-employee Share-Based Payment Accounting” (“ASU 2018-07”), which expands the scope of ASC 718 – Stock Based Compensation to include share-based payment transactions for acquiring goods and services from non-employees. The ASU was effective for us beginning January 1, 2019, including interim periods within the fiscal year. We adopted ASU 2018-07 for the quarter ended March 31, 2019, and it did not have a material impact on the consolidated financial statements.

In August 2018, the FASB issued ASU No. 2018-15, “Intangibles – Goodwill and Other – Internal-Use Software” (“ASU 2018-15”), which aligns the accounting for implementation costs incurred in a cloud computing arrangement that is a service contract with the guidance on capitalizing costs associated with developing or obtaining internal-use software. We early adopted this ASU effective January 1, 2019, and it did not have a material impact on the consolidated financial statements.

Recent Accounting Pronouncements Not Yet Adopted

In June 2016, the FASB issued ASU No. 2016-13, “Financial Instruments — Credit Losses”, to require the measurement of expected credit losses for financial instruments held at the reporting date based on historical experience, current conditions and reasonable forecasts. The ASU will be effective for us for interim and annual periods beginning January 1, 2020. We have began to further evaluate the anticipated impact of the adoption of this ASU on our consolidated financial statements and do not believe the adoption will have a material impact.

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

Pursuant to the License Agreement, we paid Sun Scientific an initiation fee of $4.0 million. We have also agreed to pay Sun Scientific a royalty in a range of high single digits to low double digits as a percentage of the net sales of the products containing the licensed intellectual property and a contingent payment if the net sales of the Airwear wrap exceed $80.0 million within the first seven years of the term of the License Agreement. We have concluded as of December 31, 2019 that it is not probable the contingent payment threshold will be achieved, and it will be subsequently reassessed at each quarter-end. The contingent payment may be made, at our option, in cash or shares of our common stock.

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

Note 5.  Marketable Securities

Our investments in marketable securities, all of which have original contractual maturities of six to twenty-four months, are classified as available-for-sale and consist of the following:

	At December 31, 2019
	Amortized	Unrealized		Fair
(In thousands)	Cost	Gains	Losses	Value
U.S. government and agency obligations	$19,950	$14	$1	$19,963
Corporate debt securities	2,493	8	—	2,501
Marketable securities	$22,443	$22	$1	$22,464

	At December 31, 2018
	Amortized	Unrealized		Fair
(In thousands)	Cost	Gains	Losses	Value
U.S. government and agency obligations	$19,332	$5	$17	$19,320
Corporate debt securities	6,464	7	5	6,466
Marketable securities	$25,796	$12	$22	$25,786

Net pre-tax unrealized losses for marketable securities of $1 thousand at December 31, 2019, were recorded as a component of accumulated other comprehensive income in stockholders' equity. Marketable securities valued at $1.5 million were sold during the year ended December 31, 2019, at a loss of $7 thousand.

Unrealized losses and fair value of securities available-for-sale aggregated by investment category and the length of time the securities were in a continuous loss position were as follows:

	At December 31, 2019
	Less than 12 months		12 months or more		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(In thousands)	Value	Losses	Value	Losses	Value	Losses
U.S. government and agency obligations	$5,997	$1	$—	$—	$5,997	$1
Corporate debt securities	—	—	—	—	—	—
Marketable securities	$5,997	$1	$—	$—	$5,997	$1

	At December 31, 2018
	Less than 12 months		12 months or more		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(In thousands)	Value	Losses	Value	Losses	Value	Losses
U.S. government and agency obligations	$11,884	$11	$2,993	$6	$14,877	$17
Corporate debt securities	2,993	3	999	2	3,992	5
Marketable securities	$14,877	$14	$3,992	$8	$18,869	$22

Note 6.  Accounts Receivable

We had accounts receivable from two insurers representing approximately 17% and 13% of accounts receivable as of December 31, 2019. We had accounts receivable from one insurer representing approximately 11% of accounts receivable as of December 31, 2018. Revenue from these insurers accounted for 11% and 8% of our total revenue for the year ended December 31, 2019, and 9% for the year ended December 31, 2018. The credit risks associated with customers which for these purposes are insurers considers aggregation for entities that are known to be under common control

Note 7.  Inventories

Inventories consisted of the following:

(In thousands)	At December 31, 2019	At December 31, 2018
Finished goods	$6,508	$5,318
Component parts and work-in-process	12,551	5,871
Total inventories	$19,059	$11,189

Note 8.  Property and Equipment

Property and equipment consisted of the following:

	At December 31,
(In thousands)	2019	2018
Equipment	$6,224	$4,442
Tooling	2,615	2,574
Furniture and fixtures	1,925	459
Leasehold improvements	1,135	1,001
Patient rental equipment	91	1,342
Construction in Progress	97	—
Demonstration equipment	632	632
Subtotal	12,719	10,450
Less: accumulated depreciation	(5,311)	(5,640)
Property and equipment, net	$7,408	$4,810

Depreciation expense was $3.0 million, $3.3 million and $1.5 million for the years ended December 31, 2019, 2018 and 2017, respectively.

Note 9.  Intangible Assets

Our patents and other intangible assets are summarized as follows:

	Weighted-	At December 31, 2019			At December 31, 2018
	Average	Gross			Gross
	Amortization	Carrying	Accumulated	Net	Carrying	Accumulated	Net
(In thousands)	Period	Amount	Amortization	Amount	Amount	Amortization	Amount
Patents	11 years	$4,386	$447	$3,939	$4,046	$71	$3,975
Defensive intangible assets	5 years	1,125	250	875	1,126	82	1,044
Customer accounts	3 years	125	37	88	125	12	113
Total amortizable intangible assets		5,636	734	4,902	5,297	165	5,132
Patents pending		410	—	410	207	—	207
Total intangible assets		$6,046	$734	$5,312	$5,504	$165	$5,339

Amortization expense was $0.5 million, $0.4 million, and $0.3 million for the years ended December 31, 2019, 2018 and 2017, respectively. Future amortization expenses are expected as follows:

(In thousands)
2020	$569
2021	569
2022	569
2023	538
2024	517
Thereafter	2,140
Total	$4,902

The weighted-average remaining amortization period for these intangible assets was 9.6 years as of December 31, 2019.

Note 10.  Accrued Expenses

Accrued expenses consisted of the following:

(In thousands)	At December 31, 2019	At December 31, 2018
Warranty	$1,218	$841
Lease termination costs	1,200	—
Travel and business	776	557
Legal and consulting	617	319
Sales and use tax	200	115
Clinical studies	85	60
Acquisition earn-out	—	375
Deferred rent	—	155
Other	402	363
Total	$4,498	$2,785

Note 11.  Warranty Reserves

The reserve for warranties was as follows:

	Year Ended
	December 31,
(In thousands)	2019	2018
Beginning balance	$2,566	$1,672
Warranty provision	2,576	1,720
Processed warranty claims	(1,383)	(826)
Ending balance	$3,759	$2,566

Accrued warranty reserve, current	$1,218	$841
Accrued warranty reserve, non-current	2,541	1,725
Total accrued warranty reserve	$3,759	$2,566

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

As of December 31, 2019 and 2018, we did not have any outstanding borrowings under the Credit Agreement.

Our obligations under the Credit Agreement are secured by a security interest in substantially all of our and our subsidiaries’ assets and are also guaranteed by our subsidiaries.

The Credit Agreement limits our ability to make capital expenditures during a fiscal year in excess of the amounts set forth in the Credit Agreement, which are $5.0 million for 2018, $15.0 million for 2019, $15.0 million for 2020 and $9.0 million for 2021. The Credit Agreement requires that we (i) not permit, as of the last day of each fiscal quarter, our consolidated total leverage ratio to exceed 3.00 to 1.00 and (ii) maintain minimum cash and cash equivalents, measured on the last day of each fiscal quarter, of not less than $7.5 million (subject to a temporary reduction to $5.0 million for the two fiscal quarters immediately following a permitted acquisition). As of December 31, 2019, we were in compliance with all financial covenants under the Credit Agreement.

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

We classify our leases as buildings, vehicles or computer and office equipment and do not separate lease and nonlease components of contracts for any of the aforementioned classifications. In accordance with applicable guidance, we do not record leases with terms that are less than one year on the Consolidated Balance Sheets.

None of our lease agreements contain material restrictive covenants or residual value guarantees.

Buildings

We lease certain office and warehouse space at various locations in the United States where we provide services. These leases are typically greater than one year with fixed, escalating rents over the noncancelable terms and, therefore, ROU operating lease assets and operating lease liabilities are recorded on the Consolidated Balance Sheets, with rent expense to be recognized on a straight-line basis over the term of the lease. The remaining lease terms vary from approximately one to eleven years as of December 31, 2019.

In March 2008, we entered into a noncancelable operating lease agreement for building space for our previous corporate headquarters that provides for monthly rent, real estate taxes and operating expenses that was subsequently extended to July 31, 2021. On December 31, 2019, we entered into a termination agreement for these premises due to the move to our new headquarters in September 2019. We agreed to pay $1.2 million in order to terminate all further rights and obligations of the lease. The lease was removed from our ROU operating lease assets and operating lease liabilities and the total net loss on termination of $1.1 million was recorded in the reimbursement, general and administrative line of our Consolidated Statements of Operations.

We entered into a lease (“initial lease”) in October 2018, for approximately 80,000 square feet of office space for our new corporate headquarters in Minneapolis, Minnesota. In December 2018, we amended the initial lease to add approximately 29,000 square feet of additional office space, which is accounted for as a separate lease (“second lease”) in accordance with ASC 842. In December 2019, we further amended the lease which extended the expiration date of the initial lease, extended the expiration date of and added approximately 4,000 square feet to the second lease, as well as added approximately 37,000 square feet of additional office space, accounted for as a separate lease (“third lease”). The portion of the space under the initial lease was placed in service in September 2019. This portion was recognized as an operating lease and included in the ROU operating lease assets and operating lease liabilities on the Consolidated Balance Sheets. The portion of the space covered under the second lease is expected to be occupied and commence in the second half of 2020 and the portion of the space covered under the third lease is expected to be occupied and commence in the second half of 2021.

Vehicles

We lease vehicles for certain members of our field sales organization under a vehicle fleet program whereby the initial, noncancelable lease is for a term of 367 days, thus more than one year. Subsequent to the initial term, the lease becomes a month-to-month, cancelable lease. As of December 31, 2019, we had approximately 84 vehicles with agreements within the initial, noncancelable lease term that are recorded as ROU operating lease assets and operating lease liabilities. In addition to monthly rental fees specific to the vehicle, there are fixed monthly nonlease components that have been included in the ROU operating lease assets and operating lease liabilities. The nonlease components are not significant.

Computer and Office Equipment

We also have operating lease agreements for certain computer and office equipment. The remaining lease terms at the ASC 842 adoption date of January 1, 2019, ranged from less than one year to approximately four years with fixed monthly payments that are included in the ROU operating lease assets and operating lease liabilities. The leases provide an option to purchase the related equipment at fair market value at the end of the lease. The leases will automatically renew as a month-to-month rental at the end of the lease if the equipment is not purchased or returned.

Lease Position, Undiscounted Cash Flow and Supplemental Information

The table below presents information related to our ROU operating lease assets and operating lease liabilities that we have recorded:

(In thousands)	At December 31, 2019
Right of use operating lease assets	$15,885

Operating lease liabilities:
Current	$1,454
Non-current	15,134
Total	$16,588

Operating leases:
Weighted average remaining lease term	10.1 years
Weighted average discount rate (1)	4.6%

Year Ended
December 31, 2019
Supplemental cash flow information for our operating leases:
Cash paid for operating lease liabilities	$1,799
Non-cash right of use assets obtained in exchange for new operating lease obligations	$18,891

(1) Discount rates were established as of January 1, 2019, the adoption date of ASC 842, September 16, 2019, the commencement date of the initial lease for our new headquarters and December 31, 2019, the date of the new headquarters lease modification.

The table below reconciles the undiscounted cash flows under the operating lease liabilities recorded on the Consolidated Balance Sheets for the periods presented:

(In thousands)
2020	$2,317
2021	1,877
2022	1,898
2023	1,854
2024	1,901
Thereafter	11,176
Total minimum lease payments	21,023
Less: Amount of lease payments representing interest	(4,435)
Present value of future minimum lease payments	16,588
Less: Current obligations under operating lease liabilities	(1,454)
Non-current obligations under operating lease liabilities	$15,134

As of December 31, 2019, we have additional lease commitments of $14.3 million related to amendments to existing building leases that have not yet commenced. As the lessee we are involved in providing guidance to the lessor for related improvements, however these improvements are managed and owned by the lessor.

Operating lease costs accounted for under ASC 842 for the year ended December 31, 2019, was $2.1 million. Rent expense accounted for under ASC 840 for the years ended December 31, 2018 and 2017, was $1.5 million and $1.1 million, respectively.

As previously disclosed in our 2018 Annual Report on Form 10-K and under the previous lease accounting, maturities of lease liabilities were as follows as of December 31, 2018:

		Computer/Office	Fleet Vehicle
(In thousands)	Buildings	Equipment	Program	Total
2019	$1,434	$51	$179	$1,664
2020	2,496	34	—	2,530
2021	2,612	3	—	2,615
2022	2,347	—	—	2,347
2023	2,348	—	—	2,348
Thereafter	13,578	—	—	13,578
Total	$24,815	$88	$179	$25,082

Major Vendors

We had purchases from two vendors that accounted for 37% of total purchases for the year ended December 31, 2019. We had purchases from two vendors that accounted for 46% of total purchases for the year ended December 31, 2018.

Purchase Commitment

We issued purchase orders in 2019 totaling $35.8 million for goods that we expect to receive within the next year.

Retirement Plan

We maintain a 401(k) retirement plan for our employees to which eligible employees can contribute a percentage of their pre-tax compensation. Discretionary contributions to the 401(k) plan totaled $0.3 million for the year ended December 31, 2019, and $0.2 million for each of the years ended December 31, 2018 and 2017.

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

Stock-Based Compensation

Our 2016 Equity Incentive Plan (the “2016 Plan”) authorizes us to grant stock options, stock appreciation rights, restricted stock, stock units and other stock-based awards to employees, non-employee directors and certain consultants and advisors. There were up to 4,800,000 shares of our common stock initially reserved for issuance pursuant to the 2016 Plan. The 2016 Plan provides that the number of shares reserved and available for issuance under the 2016 Plan will automatically increase annually on January 1 of each calendar year, commencing in 2017 and ending on and including January 1, 2026, by an amount equal to the lesser of: (a) 5% of the number of common shares of stock outstanding as of December 31 of the immediately preceding calendar year, or (b) 2,500,000 shares; provided, however, that our Board of Directors may determine that any annual increase be a lesser number. In addition, all awards granted under our 2007 Omnibus

Stock Plan and our 2003 Stock Option Plan that were outstanding when the 2016 Plan became effective and that are forfeited, expire, are cancelled, are settled for cash or otherwise not issued, will become available for issuance under the 2016 Plan. Pursuant to the automatic increase feature of the 2016 Plan, 892,318 and 841,686 shares were added as available for issuance thereunder on January 1, 2018 and 2017, respectively. Our Board of Directors exercised its prerogative to forego the automatic increase on January 1, 2019. As of December 31, 2019, 5,049,412 shares were available for future grant pursuant to the 2016 Plan.

Upon adoption and approval of the 2016 Plan, all of our previous equity incentive compensation plans were terminated. However, existing awards under those plans continue to vest in accordance with the original vesting schedules and will expire at the end of their original terms.

We recorded stock-based compensation expense of $9.8 million, $8.0 million and $4.2 million for the years ended December 31, 2019, 2018 and 2017, respectively. This expense was allocated as follows:

	Year Ended
	December 31,
(In thousands)	2019	2018	2017
Cost of revenue	$329	$160	$116
Sales and marketing expenses	4,331	3,255	1,521
Research and development expenses	372	242	140
Reimbursement, general and administrative expenses	4,792	4,317	2,458
Total stock-based compensation expense	$9,824	$7,974	$4,235

Total stock-based compensation expense includes a modification of share-based awards held by a former executive resulting in a charge of $0.2 million and $1.0 for the years ended December 31, 2019 and 2018, respectively. At December 31, 2019, there was no remaining unrecognized pre-tax compensation expense related to this modification.

Stock Options

Stock options issued to participants other than non-employees vest over three or four years and typically have a contractual term of seven or ten years. In each of 2018 and 2017, stock options were granted to our non-employee directors on the date of the annual meeting of stockholders and vested in full on the earlier of one year after the date of grant or on the date of the next year’s annual meeting of stockholders. These options have a contractual term of seven years.

Stock-based compensation expense included in our Consolidated Statements of Operations for stock options was $2.7 million, $2.1 million and $1.0 million for the years ended December 31, 2019, 2018 and 2017, respectively. The total grant date fair value of options vested during the year was $2.3 million, $1.5 million and $0.8 million for the years ended December 31, 2019, 2018 and 2017, respectively.

At December 31, 2019, there was approximately $6.6 million of total unrecognized pre-tax stock option expense under our equity compensation plans, which is expected to be recognized on a straight-line basis over a weighted-average period of 2.5 years.

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

The following table sets forth the estimated fair values of our stock options granted in each of the years indicated, and the assumptions on which the fair values were determined:

	2019	2018	2017
Expected term	4 - 6 years	4 - 6 years	4 - 6 years
Expected volatility	43.2 - 44.6%	42.7 - 43.4%	43.5 - 45.9%
Risk-free interest rate	1.6 - 2.6%	2.6 - 3.1%	1.7 - 2.3%
Expected dividend yield	0%	0%	0%
Fair value on the date of grant	$19.57 - $33.12	$12.46 - $29.07	$7.82 - $16.23

Our stock option activity for the three years ended December 31, 2019, 2018 and 2017, was as follows:

		Weighted-	Weighted-
		Average	Average	Aggregate
	Options	Exercise Price	Remaining	Intrinsic
(In thousands except options and per share data)	Outstanding	Per Share (1)	Contractual Life	Value (2)
Balance at December 31, 2016	1,856,299	$2.69	5.5 years	$25,467
Granted	345,995	$25.26
Exercised	(657,916)	$1.23		$15,927
Forfeited	(56,658)	$7.22
Balance at December 31, 2017	1,487,720	$8.41	6.2 years	$29,611
Granted	203,614	$47.25
Exercised	(553,375)	$2.74		$25,393
Forfeited	(61,424)	$21.27
Balance at December 31, 2018	1,076,535	$17.94	6.5 years	$31,172
Granted	189,076	$59.52
Exercised	(321,806)	$8.81		$16,026
Forfeited	(76,322)	$36.50
Cancelled	(528)	$19.64
Balance at December 31, 2019	866,955	$28.76	6.3 years	$33,957

Options exercisable at December 31, 2019	473,222	$14.14	5.3 years	$25,255

(1)	The exercise price of each option granted during the periods shown was equal to the market price of the underlying stock on the date of grant.
(2)	The aggregate intrinsic value of options exercised represents the difference between the exercise price of the option and the closing stock price of our common stock on the date of exercise. The aggregate intrinsic value of options outstanding represents the difference between the exercise price of the option and the closing stock price of our common stock on the last trading day of the period.

Options exercisable of 622,675 at December 31, 2018, and 998,269 at December 31, 2017 had weighted average exercise prices of $6.75 and $2.45, respectively.

The following summarizes additional information about our stock options:

	Year Ended
Number of:	2019	2018
Non-vested options beginning of the year	453,860	489,451
Non-vested options end of the year	393,733	453,860
Vested options	473,222	622,675

	Year Ended
Weighted-average grant date fair value of:	2019	2018
Non-vested options beginning of the year	$14.80	$9.57
Non-vested options end of the year	19.55	14.80
Vested options	6.01	2.84
Forfeited options	16.66	9.45

Time-Based Restricted Stock Units

We have granted time-based restricted stock units to certain participants under the 2016 Plan that are stock-settled with common shares. Time-based restricted stock units granted under the 2016 Plan vest over one to three years. Stock-based compensation expense included in our Consolidated Statements of Operations for time-based restricted stock units was $4.0 million, $3.5 million and $2.5 million for the years ended December 31, 2019, 2018 and 2017, respectively. As of December 31, 2019, there was approximately $4.9 million of total unrecognized pre-tax compensation expense related to outstanding time-based restricted stock units that is expected to be recognized over a weighted-average period of 1.8 years.

Our time-based restricted stock unit activity for the years ended December 31, 2019, 2018 and 2017 was as follows:

		Weighted-
		Average Grant	Aggregate
	Units	Date Fair Value	Intrinsic
(In thousands except unit and per unit data)	Outstanding	Per Unit	Value (1)
Balance at December 31, 2016	324,863	$10.39	$1,972
Granted	240,070	$22.28
Vested	(87,539)	$11.81
Cancelled	(35,887)	$15.17
Balance at December 31, 2017	441,507	$16.38	$12,795
Granted	103,417	$38.13
Vested	(199,733)	$15.53
Cancelled	(35,559)	$20.74
Balance at December 31, 2018	309,632	$23.69	$14,104
Granted	73,920	$64.82
Vested	(193,339)	$20.21
Cancelled	(18,526)	$38.36
Balance at December 31, 2019	171,687	$43.74	$11,591

Deferred and unissued at December 31, 2019(2)	6,109	$40.41	$412

(1)	The aggregate intrinsic value of time-based restricted stock units outstanding was based on our closing stock price on the last trading day of the period.
(2)	For the year ended December 31, 2019, there were 2,244 restricted stock units granted to non-employee directors in lieu of their quarterly cash retainer payments. These restricted stock units were fully vested upon grant and represent the right to receive one share of common stock, per unit, upon the earlier of the director’s termination of service as a director of ours or the occurrence of a change of control of us. These restricted stock units are included in the “Granted” line in the table above and are also included in the “Vested” line in the table above due to their being fully vested upon grant. As of December 31, 2019, there were 6,109 outstanding restricted stock units that had been previously granted to non-employee directors in lieu of their quarterly director retainer payments.

These restricted stock units are not included in the “Balance at December 31, 2019” line in the table above because they are fully vested.

Performance-Based Restricted Stock Units

We have granted performance-based restricted stock units (“PSUs”) to certain participants under the 2016 Plan. These PSUs have both performance-based and time-based vesting features. The PSUs granted in 2018 will be earned if and to the extent performance goals based on revenue and adjusted EBITDA are achieved in 2019. The PSUs granted in 2019 will be earned if and to the extent performance goals based on revenue and adjusted EBITDA are achieved in 2020. The number of PSUs earned will depend on the level at which the performance targets are achieved, and can range from 50% of target if threshold performance is achieved and up to 150% of target if maximum performance is achieved. One-third of the earned PSUs will vest on the date the Compensation and Organization Committee certifies the number of PSUs earned, and the remaining two thirds of the earned PSUs will vest on the first anniversary of that certification date. All earned and vested PSUs will be settled in shares of common stock. Stock-based compensation expense included in our Consolidated Statements of Operations for PSUs was $2.3 million and $0.7 million for the years ended December 31, 2019 and 2018, respectively. As of December 31, 2019, there was approximately $2.2 million of total unrecognized pre-tax compensation expense related to outstanding PSUs that is expected to be recognized over a weighted average period of 1.7 years.

Our performance-based restricted stock unit activity at the estimated payout of 150% of target for the years ended December 31, 2019 and 2018, was as follows:

	Performance-	Weighted-
	Based	Average Grant	Aggregate
	Units	Date Fair Value	Intrinsic
(In thousands except unit and per unit data)	Outstanding	Per Unit	Value (1)
Balance at December 31, 2017	—	$—	$—
Granted	70,680	$33.53
Vested	—	$—
Cancelled	(5,253)	$32.36
Balance at December 31, 2018	65,427	$33.62	$2,980
Granted	25,724	$72.64
Vested	—	$—
Cancelled	—	$—
Balance at December 31, 2019	91,151	$44.63	$6,154

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

A total of 1.6 million shares of common stock were initially reserved for issuance under the plan, and this share reserve will automatically be supplemented each January 1, commencing in 2017 and ending on and including January 1, 2026, by an amount equal to the least of (1) 1% of the shares of our common stock outstanding on the immediately preceding December 31, (2) 500,000 shares or (3) such lesser amount as our Board of Directors may determine. Pursuant to the automatic increase feature of the plan, 178,463 shares were added to the ESPP on January 1, 2018. Our Board of Directors exercised its prerogative to forego the automatic increase on January 1, 2019. On May 15, 2017, 259,981 shares were purchased, utilizing $2.2 million of employee contributions in the initial purchase period. On November 15, 2017, 47,151 shares were purchased, utilizing $0.9 million of employee contributions in the May 16, 2017 to November 15, 2017 purchase period. On May 15, 2018, 63,578 shares were purchased under the ESPP, utilizing $1.4 million of employee contributions in the November 16, 2017 to May 15, 2018 purchase period. On November 15, 2018, 33,514 shares were purchased, utilizing $1.3 million of employee contributions in the May 16, 2018 to November 15, 2018 purchase period. On May 15, 2019, 43,386 shares were purchased under the ESPP, utilizing $1.9 million of employee contributions in the November 16, 2018 to May 15, 2019 purchase period. On November 15, 2019, 27,741 shares were purchased, utilizing $1.2 million of employee contributions in the May 16, 2019 to November 15, 2019 purchase period. As of December 31, 2019, 1,471,449 shares were available for future issuance under the ESPP. We recognized $0.9 million, $0.7 million and $0.7 million in stock-based compensation expense related to the ESPP for the years ended December 31, 2019, 2018 and 2017, respectively.

Note 15.  Revenue

We derive our revenue from the sale and rental of our Flexitouch, Entre and Actitouch systems to our customers in the United States. The following table presents our revenue, inclusive of sales and rental revenue, disaggregated by product:

	Year Ended
	December 31,
(In thousands)	2019	2018	2017
Revenue
Flexitouch system	$171,323	$131,935	$100,344
Entre/Actitouch systems	18,169	11,816	8,939
Total	$189,492	$143,751	$109,283

Percentage of total revenue
Flexitouch system	90%	92%	92%
Entre/Actitouch systems	10%	8%	8%
Total	100%	100%	100%

Rental revenue for the years ended December 31, 2019, 2018 and 2017, was primarily related to private insurers.  Our revenue from third-party payers, inclusive of sales and rental revenue, for the years ended December 31, 2019, 2018 and 2017 are summarized in the following table:

	Year Ended
	December 31,
(In thousands)	2019	2018	2017
Private insurers and other payers	$136,397	$102,172	$80,915
Veterans Administration	31,275	28,043	19,727
Medicare	21,820	13,536	8,641
Total	$189,492	$143,751	$109,283

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

In accordance with applicable guidance, we continued to recognize rental agreements commencing prior to December 31, 2018, on a month-to-month basis as an operating lease until they were completed. Those rental agreements initiated subsequent to January 1, 2019, are recorded as sales-type leases in accordance with ASC 842, whereby rental revenue and cost of rental revenue are recognized upon the lease commencement date. Total rental revenue for the year ended December 31, 2019, includes both operating and sales-type lease revenue. Operating lease revenue was $5.0 million for the year ended December 31, 2019. Rental revenue related to operating leases under ASC 840 includes garment revenue of approximately $1.4 million and $1.5 million previously included as sales revenue for the years ended December 31, 2018 and 2017, respectively.

The revenue and associated cost of revenue of sales-type leases are recognized on the lease commencement date and a net investment in leases is recorded on the Consolidated Balance Sheet. We bill the patients’ insurance payers monthly over the duration of the rental term. We record the net investment in leases and recognize revenue upon commencement of the lease in the amount of the expected consideration to be received through the monthly payments. Similar to our sales revenue, the transaction price is impacted by multiple factors, including the terms and conditions contracted by various third party payers. As the rental contract resides with the patients, we have elected the portfolio approach, at the payer level, to determine the expected consideration, which considers the impact of early terminations. While the contract is with the patient, in certain circumstances, the third party payer elects an initial rental period with an option to extend. We assess the likelihood of extending the lease at the onset of the lease to determine if the option is reasonably certain to be exercised. As the lease is short-term in nature, we anticipate collection of substantially all of the net investment within the first year of the lease agreement. Completion of these payments represents the fair market value of the equipment, and as such, interest income is not applicable.

Sales-type lease revenue and the associated cost of revenue for the year ended December 31, 2019, was:

Year Ended
(In thousands)	December 31, 2019
Sales-type lease revenue	$21,570
Cost of sales-type lease revenue	7,510
Gross profit	$14,060

Note 16.  Income Taxes

The provision (benefit) for income tax expense consisted of the following:

	Year Ended December 31,
(In thousands)	2019	2018	2017
Current income taxes, Federal	$205	$2,416	$(2,283)
Current income taxes, State	100	778	460
	305	3,194	(1,823)

Deferred income taxes, Federal	(303)	(4,804)	315
Deferred income taxes, State	153	(1,537)	(157)
	(150)	(6,341)	158

Unrecognized tax benefit, Federal	—	—	—
Unrecognized tax benefit, State	3	—	—
	3	—	—

Total provision (benefit) for income taxes	$158	$(3,147)	$(1,665)

The components of our deferred tax assets and liabilities were as follows:

	At December 31,
(In thousands)	2019	2018
Deferred tax assets:
Operating lease liability	$4,137	$—
Net operating loss carryforwards	3,179	4,038
Accounts receivable and inventory reserves	2,589	1,729
Stock-based compensation	2,393	1,629
Accrued liabilities	1,239	946
Warranty reserves	936	634
Fixed assets	—	29
Valuation allowance	(185)	—
Other	108	66
Total deferred tax assets	$14,396	$9,071

Deferred tax liabilities:
Right-of-use asset	(3,962)	—
Fixed assets	(1,292)	(196)
Intangible assets	(172)	(55)
Total deferred tax liabilities	$(5,426)	$(251)

Net deferred tax assets	$8,970	$8,820

A reconciliation of income tax expense (benefit) to the statutory federal tax rate is as follows:

	Year Ended December 31,
	2019	2018	2017
Tax expense at statutory rate	21.0%	21.0%	34.0%
State income taxes, net of federal benefit	7.3	11.9	(4.4)
Executive compensation	9.1	11.8	—
Meals and entertainment	2.6	7.6	6.3
Incentive stock options	0.2	1.9	(89.1)
Employee Stock Purchase Plan	1.7	4.5	(4.6)
Transaction costs	—	—	3.8
Valuation allowance	1.7	—	—
Return to provision	(0.4)	3.6	1.4
IRS Exam	—	23.3	—
Deferred reprice - state	(0.1)	(0.3)	1.9
Deferred true-up	—	—	0.5
Deferred reprice - federal	—	—	28.0
Unrecognized tax benefits	—	(4.6)	5.1
Excess benefit on non-qualified stock options and RSUs	(41.5)	(177.6)	(22.8)
Interest and penalties	(0.2)	6.3	—
Other	—	0.1	0.2
Net effective rate	1.4%	(90.5)%	(39.7)%

A reconciliation of unrecognized tax benefits (“UTB”) is as follows:

	December 31,
(In thousands)	2019	2018	2017
Balance beginning of the year	$51	$212	$—
Gross increases — tax positions in prior year	3	3,477	212
Settlement	—	(3,638)	—
Balance end of the year	$54	$51	$212

As of December 31, 2019, we had $11.5 million of U.S. federal net operating loss (“NOL”) carry-forwards and approximately $0.8 million of state NOLs. The state NOL carry-forward amounts expire beginning in tax years 2020 if not utilized.

We are subject to income tax examinations in the U.S. federal jurisdiction as well as in various state jurisdictions. U.S. federal and state tax years prior to 2016 are closed to examination as of December 31, 2019. We are not currently under examination by any taxing authority. In the event of any future tax assessments, we have elected to record the income taxes and any related interest and penalties as income tax expense on our statement of operations.

We recognize the financial statement benefit of a tax position only after determining that the relevant tax authority would more likely than not sustain the position following an audit. For tax positions meeting the more likely than not threshold, the amount recognized in our consolidated financial statements is the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement with the relevant tax authority. As of December 31, 2019, we had a UTB with respect to state income taxes of approximately $0.1 million that, if recognized, would affect the effective tax rate. We recognize interest and penalties related to unrecognized tax benefits in tax expense.

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

Note 17.  Net Income Per Common Share

We adopted ASU 2016-09, “Improvements to Employee Share-Based Payment Accounting,” in the fourth quarter of 2016 on a retrospective basis, effective January 1, 2016. The following table sets forth the computation of our basic and diluted net income (loss) per common share and reflects the adoption of ASU 2016-09:

	Year Ended
	December 31,
(In thousands, except share and per share data)	2019	2018	2017
Net income	$10,971	$6,623	$5,855
Weighted-average shares outstanding	18,919,007	18,252,689	17,355,175
Dilutive effect of stock-based awards	722,136	1,094,943	1,522,688
Weighted-average shares used to compute diluted net income per share	19,641,143	19,347,632	18,877,863
Net income per share - Basic	$0.58	$0.36	$0.34
Net income per share - Diluted	$0.56	$0.34	$0.31

The following common stock-based awards were excluded from the computation of diluted net income per common share for the periods presented because including them would have been anti-dilutive:

	Year Ended
	December 31,
	2019	2018	2017
Restricted stock units	38,103	16,283	1,184
Common stock options	278,363	111,565	63,066
Performance stock units	25,724	—	—
Employee stock purchase plan	45,182	—	—
Total	387,372	127,848	64,250

Note 18.  Fair Value Measurements

We determine the fair value of our assets and liabilities based on the exchange price that would be received for an asset or paid to transfer a liability (exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Valuation techniques used to measure fair value maximize the use of observable inputs and minimize the use of unobservable inputs. We use a fair value hierarchy with three levels of inputs, of which the first two are considered observable and the last unobservable, to measure fair value. The fair value hierarchy gives the highest priority to quoted prices in active markets for identical assets or liabilities (Level 1). The next highest priority is based on quoted prices for similar assets or liabilities in active markets or quoted prices for identical or similar assets or liabilities in non-active markets or other observable inputs (Level 2). The lowest priority is given to unobservable inputs (Level 3). The following provides information regarding fair value measurements for our cash equivalents and marketable securities as of December 31, 2019 and 2018, according to the three-level fair value hierarchy:

	At December 31, 2019
	Quoted Prices
	in Active	Significant
	Markets for	Other	Significant
	Identical	Observable	Unobservable
	Assets	Inputs	Inputs
(In thousands)	(Level 1)	(Level 2)	(Level 3)	Total
Recurring Fair Value Measurements:
Money market mutual funds	$481	$—	$—	$481
U.S. government and agency obligations	25,954	—	—	25,954
Corporate debt securities	—	2,501	—	2,501
Total	$26,435	$2,501	$—	$28,936

	At December 31, 2018
	Quoted Prices
	in Active	Significant
	Markets for	Other	Significant
	Identical	Observable	Unobservable
	Assets	Inputs	Inputs
(In thousands)	(Level 1)	(Level 2)	(Level 3)	Total
Recurring Fair Value Measurements:
Money market mutual funds	$2,447	$—	$—	$2,447
U.S. government and agency obligations	16,326	2,994	—	19,320
Corporate debt securities	—	6,466	—	6,466
Total	$18,773	$9,460	$—	$28,233

During the year ended December 31, 2019, there were no transfers within the three-level hierarchy. A significant transfer is recognized when the inputs used to value a security have been changed, which merits a transfer between the disclosed levels of the valuation hierarchy.

The fair values for our money market mutual funds, U.S. government and agency obligations and corporate debt securities are determined based on valuations provided by external investment managers who obtain them from a variety of industry standard data providers.

The carrying amounts of financial instruments such as cash equivalents, accounts receivable, other assets, accounts payable, accrued expenses and other liabilities approximate their related fair values due to the short-term maturities of these items. Non-financial assets, such as equipment and leasehold improvements, and intangible assets are subject to non-recurring fair value measurements if they are deemed impaired. We had no re-measurements of non-financial assets to fair value in the year ended December 31, 2019. As of December 31, 2018, we re-measured the value of our intangible assets related to the Actitouch product line to their fair value, which was deemed to be $0 using level 3 measurements.

Note 19.  Quarterly Financial Information (Unaudited)

The quarterly financial data presented below should be read in conjunction with the consolidated financial statements and related notes:

	Three Months Ended
	Mar. 31,	Jun. 30,	Sep. 30,	Dec. 31,
(In thousands, except per share data)	2019	2019	2019	2019
Revenue	$37,617	$45,200	$49,612	$57,063
Gross profit	26,258	31,505	35,373	41,100
(Loss) income from operations	(1,802)	3,048	3,203	6,049
Net income	1,472	2,785	2,431	4,283
Net income per share - Basic(1)	0.08	0.15	0.13	0.23
Net income per share - Diluted(1)	0.08	0.14	0.12	0.22

	Three Months Ended
	Mar. 31,	Jun. 30,	Sep. 30,	Dec. 31,
(In thousands, except per share data)	2018	2018	2018	2018
Revenue	$26,848	$34,133	$36,322	$46,448
Gross profit	19,539	24,523	26,181	32,015
(Loss) income from operations	(1,827)	1,311	1,370	2,136
Net (loss) income	(50)	2,572	1,746	2,355
Net income per share - Basic(1)	0.00	0.14	0.10	0.13
Net income per share - Diluted(1)	0.00	0.13	0.09	0.12

(1)	The summation of quarterly per share amounts may not equal the calculation for the full year, as each quarterly calculation is performed discretely.

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2019. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of December 31, 2019, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There was no change in the Company’s internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, that occurred during the quarter ended December 31, 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Management Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Internal control over financial reporting is a process designed by, or under the supervision of, a company’s principal executive and principal financial officers, or persons performing similar functions, and effected by the company’s board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles.  It includes those policies and procedures that:

●	pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the company;
●	provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and
●	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Our management conducted an assessment of the effectiveness of our internal control over financial reporting based on the criteria set forth in “Internal Control-Integrated Framework (2013)” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management concluded that, as of December 31, 2019, our internal control over financial reporting was effective.

Our independent registered public accounting firm has audited the effectiveness of our internal control over financial reporting as of December 31, 2019, as stated in its report which appears below.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders

Tactile Systems Technology, Inc.

Opinion on internal control over financial reporting

We have audited the internal control over financial reporting of Tactile Systems Technology, Inc. (a Delaware corporation) and its subsidiary (the “Company”) as of December 31, 2019, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on criteria established in the 2013 Internal Control—Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated financial statements of the Company as of and for the year ended December 31, 2019, and our report dated February 26, 2020, expressed an unqualified opinion on those consolidated financial statements.

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

February 26, 2020

Item 9B. Other Information.

None.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance.

Directors

Peter H. Soderberg, age 73, has served as a member of our board of directors since September 2012. Mr. Soderberg currently is the Managing Partner of Worthy Venture Resources, LLC, a company that seeks to add intellectual and financial capital to post start-up companies transitioning to an established national market presence. Beginning in 2006, Mr. Soderberg served as the President and Chief Executive Officer of both Hillenbrand Industries and Hill-Rom. In 2008, Hillenbrand Industries separated its two subsidiaries creating two, separately traded, public companies. Mr. Soderberg continued his role as President and Chief Executive Officer of the medical technology company, Hill-Rom Holdings, Inc. until 2010. Mr. Soderberg served on the board of Hillenbrand Industries/Hill-Rom from 2002 until his semi-retirement in 2010. Previously, he was President and Chief Executive Officer at Welch Allyn, a manufacturer of medical diagnostic equipment, for six years, and served as Group Vice President and Chief Operating Officer from 1993 to 1999. Prior to his role at Welch Allyn Mr. Soderberg served 23 years at Johnson & Johnson in a variety of operations, marketing and management positions, including President of Johnson & Johnson Health Management. His career also includes roles as President and Chief Executive Officer of an industrial technology company and the founder and President of a venture capital business. Mr. Soderberg currently serves on the board of directors of Integer Holdings Corp. (NYSE: ITGR, formerly Greatbatch, Inc.), a medical technology company. Mr. Soderberg previously served on the boards of Constellation Brands, Inc. and the Advanced Medical Technology Association.

William W. Burke, age 60, has served as a member of our board of directors since September 2015. Since November 2015, Mr. Burke has served as President of Austin Highlands Advisors, LLC, a provider of corporate advisory services. He served as Executive Vice President and Chief Financial Officer of IDEV Technologies, a peripheral vascular devices company, from November 2009 until the company was acquired by Abbott Laboratories in August 2013. From August 2004 to December 2007, he served as Executive Vice President and Chief Financial Officer of ReAble Therapeutics, a diversified orthopedic device company that was sold to The Blackstone Group in a going private transaction in 2006 and subsequently merged with DJO Incorporated in November 2007. Mr. Burke remained with ReAble until June 2008. From 2001 to 2004, he served as Chief Financial Officer of Cholestech Corporation, a medical diagnostic products company. Mr. Burke has served on the board of directors of numerous public and private companies and currently serves on the board of directors of Adtalem Global Education Inc. and Myocardial Solutions, Inc. He previously served on the board of directors of Invuity, Inc. (acquired by Stryker Corporation in October 2018), LDR Holding Corporation (acquired by Zimmer Biomet in July 2016) and Medical Action Industries (acquired by Owens & Minor in October 2014).

Raymond O. Huggenberger, age 61, has served as a member of our board of directors since September 2017. Mr. Huggenberger has served as a member of the board of directors of Inogen, Inc. since 2008. Mr. Huggenberger served as Inogen’s Chief Executive Officer from 2008 to February 2017 and also served as Inogen’s President from 2008 until January 2016. Prior to joining Inogen, Mr. Huggenberger held various management positions with Sunrise Medical Inc., a global manufacturer and distributor of durable medical equipment, culminating as its President and Chief Operating Officer. Mr. Huggenberger also serves on the board of directors of private companies Wellfount Corporation, a pharmacy services company, Sommetrics, a medical device company, Clarify Medical, medical device company, Ebb Therapeutics, a medical device company, and previously served on the board of directors of IYIA Technologies, Inc., a healthcare company.

Gerald R. Mattys, age 61, has served as our Chief Executive Officer and as a member of our board of directors since 2005. From 2002 to 2004, he served as the Chief Executive Officer of Medisyn Technologies, Inc., a development stage biotechnology company. From 2000 to 2002, he was the President and Chief Executive Officer of Timm Medical Technologies, Inc., a medical device company. During the period from 1998 to 2000, he was Vice President and General Manager of Alternate Care for Mallinckrodt, Inc., a pharmaceutical and medical device company. Prior to that, he served 18 years in various roles in product management, sales, marketing and management at several medical device companies.

Richard J. Nigon, age 72, has served as a member of our board of directors since September 2012. Mr. Nigon is currently Senior Vice President of Cedar Point Capital, Inc., a private company that raises capital for early stage companies, where he has served since 2007. From February 2001 until December 2006, Mr. Nigon was a Director of Equity Corporate Finance for Miller Johnson Steichen Kinnard, a privately held investment firm, which was acquired in December 2006 by Stifel Nicolaus, a brokerage and investment banking firm. After that acquisition, Mr. Nigon became a Managing Director of Private Placements until May 2007. From February 2000 to February 2001, Mr. Nigon served as the Chief Financial Officer of Dantis, Inc., a web hosting company. Prior to joining Dantis, Mr. Nigon was employed by Ernst & Young LLP from 1970 to 2000, where he was a partner from 1981 to 2000. While at Ernst & Young, Mr. Nigon served as the Director of Ernst & Young's Twin Cities Entrepreneurial Services Group and was the coordinating partner on several publicly traded companies in the consumer retailing and manufacturing sectors. Mr. Nigon is a director of Northern Technologies International Corporation and Celcuity, Inc., and was previously a director of Vascular Solutions, Inc. before its acquisition by Teleflex, Incorporated in February 2017. Mr. Nigon also serves as a director of several private companies.

Cheryl Pegus, age 56, has served as a member of our board of directors since July 2017. Dr. Pegus is currently the SVP, Health Care Services and Chief Medical Officer at Cambia Health Solutions and leads the strategy for Cambia’s enterprise and regional health plan business. Prior to joining Cambia, she served as the president of Caluent LLC, a health care data analytics company. She formerly served as the first Chief Medical Officer of Walgreen Co. (“Walgreens”) from 2010 to 2013, where she assisted in the expansion of its healthcare services, new product launches and data analytics. Prior to joining Walgreens, Dr. Pegus was the General Manager and Chief Medical Officer of SymCare Personalized Health Solutions, Inc., a Johnson & Johnson start-up company, and the National Medical Director/Clinical Product Head for Aetna, Inc. Dr. Pegus currently serves as a director on the board of US Acute Care Solutions, a Welsh Carson portfolio company, and previously served as a director on the board of Cogentix Medical, Inc. before its acquisition by LM US Parent, Inc. in April 2018. Within the medical academic community, she currently serves as board chair for the Association of Black Cardiologists.

Kevin H. Roche, age 69, has served as a member of our board of directors since October 2004. Mr. Roche was General Counsel of UnitedHealth Group, a health insurance provider, from 1989 to 1996, at which time he founded and operated as the Chief Executive Officer of the Ingenix division of UnitedHealth Group, where he served until 2001. Following his retirement from UnitedHealth Group, Mr. Roche has spent several years assisting emerging growth companies as an investor, advisor and board member. He also serves as a Senior Advisor for Triple Tree, LLC. He currently serves as a director for several private healthcare companies. During the past five years, Mr. Roche served on the board of directors of Cogentix Medical, Inc.

Information About our Executive Officers

Information regarding our Chief Executive Officer, Gerald R. Mattys, is included above under the heading “Directors.”

Robert J. Folkes, age 57, has served as our Chief Operating Officer since February 2015. He served as our Chief Financial Officer from 2005 until April 2016. Prior to joining our company in 2004, Mr. Folkes was the Chief Financial Officer for Advanced Respiratory, a medical device company, from 1997 until its sale in 2003. Prior to joining Advanced Respiratory, Mr. Folkes was an Audit Senior Manager for Ernst & Young LLP.

Brent A. Moen, age 52, has served as our Chief Financial Officer since joining the company in September 2018. Prior to joining our company, Mr. Moen served as Chief Financial Officer of Entellus Medical, Inc., a publicly held medical device company, from May 2016 until the company’s acquisition by Stryker Corporation in February 2018. Prior to joining Entellus Medical, Mr. Moen served as Executive Vice President and Chief Financial Officer of ABRA Auto Body & Glass LP, an automotive collision repair company, from November 2013 to May 2015. Mr. Moen previously served as Senior Vice President and Chief Financial Officer of Regis Corporation, a publicly held owner, franchisor and operator of beauty salons, from January 2011 to December 2012. Mr. Moen held various financial roles of increasing responsibility with Regis Corporation, beginning in 2000. Mr. Moen holds a B.A. in Accounting from the University of North Dakota and is a Certified Public Accountant (inactive) and started his professional career with Coopers and Lybrand.

Bryan F. Rishe, age 64, has served as our Senior Vice President, Sales since December 2017 and previously served as our Vice President, Sales since 2008. From 2004 to 2008, he served as the Vice President, Sales for BSN Medical, a medical soft goods manufacturer. Mr. Rishe also served as the Vice President, Sales and Marketing for TFX Medical, a surgical equipment manufacturer. Prior to that, Mr. Rishe was the Western Area Manager with Surgical Laser Technologies, a specialty laser company. Mr. Rishe has held other sales leadership and business development roles with Becton Dickinson, Baxter Travenol and American Hospital Supply.

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

Additional information required by this Item 10 will be contained in our definitive proxy statement for our 2020 Annual Meeting of Stockholders (the “Definitive Proxy Statement”) and is incorporated herein by reference.

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

1.Financial Statements

The following financial statements of Tactile Systems Technology, Inc. are set forth in Part II, Item 8:

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of December 31, 2019 and 2018

Consolidated Statements of Operations for the years ended December 31, 2019, 2018 and 2017

Consolidated Statements of Comprehensive Income for the years ended December 31, 2019, 2018 and 2017

Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2019, 2018 and 2017

Consolidated Statements of Cash Flows for the years ended December 31, 2019, 2018 and 2017

Notes to Consolidated Financial Statements

2.Financial Statement Schedules

Not applicable.

3.Exhibits

A list of exhibits required to be filed as part of this report is set forth in the Exhibit Index below.

EXHIBIT INDEX

		Incorporated by Reference
Exhibit				Exhibit	Filed
Number	Description of Exhibit	Form	Date of Filing	Number	Herewith

2.1˄	Asset Sale and Purchase Agreement, dated as of September 14, 2012, by and between Tactile Systems Technology, Inc., Swelling Solutions, Inc., ConvaTec Inc. and ConvaTec Technologies, Inc.	S-1	01/25/2016	2.1

3.1	Amended and Restated Certificate of Incorporation, as amended through May 9, 2019	8-K	05/09/2019	3.2

3.2	Amended and Restated By-laws, effective May 9, 2019	8-K	05/09/2019	3.3

4.1	Description of the Registrant's securities registered pursuant to Section 12 of the Securities Exchange Act of 1934				X

4.2	Specimen Certificate representing shares of common stock	S-1	05/06/2016	4.1

4.3	Form of Senior Indenture	S-3	08/23/2017	4.6

4.4	Form of Subordinated Indenture	S-3	08/23/2017	4.7

10.1*	2007 Omnibus Stock Plan	S-1	01/25/2016	10.5

10.2*	Form of Incentive Stock Option Agreement under 2007 Omnibus Stock Plan	S-1	01/25/2016	10.6

10.3*	Form of Non-Statutory Stock Option Agreement (Employee) under 2007 Omnibus Stock Plan	S-1	01/25/2016	10.7

10.4*	Form of Non-Statutory Stock Option Agreement (Directors) under 2007 Omnibus Stock Plan	S-1	01/25/2016	10.8

10.5*	Form of Non-Statutory Stock Option Agreement (Consultants) under 2007 Omnibus Stock Plan	S-1	01/25/2016	10.9

10.6*	Form of Restricted Stock Agreement	S-1	01/25/2016	10.10

10.7*	2016 Equity Incentive Plan	S-1	06/09/2016	10.11

10.8*	Form of Non-Qualified Stock Option Agreement under 2016 Equity Incentive Plan	S-1	06/09/2016	10.12

10.9*	Form of Incentive Stock Option Agreement under 2016 Equity Incentive Plan	S-1	06/09/2016	10.13

10.10*	Form of Restricted Stock Agreement under 2016 Equity Incentive Plan	S-1	06/09/2016	10.14

10.11*	Form of Restricted Stock Unit Award Agreement under 2016 Equity Incentive Plan	S-1	06/09/2016	10.15

10.12*	Form of Restricted Stock Unit Agreement under 2016 Equity Incentive Plan (to be used for awards beginning in 2019)	10-Q	05/06/2019	10.3

10.13*	Form of Restricted Stock Unit Agreement under 2016 Equity Incentive Plan (Quarterly Awards)	S-1	06/09/2016	10.16

10.14*	Form of Performance Stock Unit Agreement under the 2016 Equity Incentive Plan to be used for awards beginning in 2018	8-K	02/27/2018	10.1

10.15*	Form of Performance Stock Unit Award Agreement under 2016 Equity Incentive Plan (to be used for awards beginning in 2019)	10-Q	05/06/2019	10.4

10.16*	Employee Stock Purchase Plan	S-1	06/09/2016	10.17

10.17*	First Declaration of Amendment to Employee Stock Purchase Plan	10-K	02/26/2018	10.18

10.18*	Management Incentive Plan	8-K	03/10/2017	10.1

10.19*	Non-Employee Director Compensation Policy				X

10.20*	Form of Director and Officer Indemnification Agreement	S-1	05/06/2016	10.19

10.21*	Tactile Systems Technology, Inc. Executive Employee Severance Plan	10-Q	11/05/2018	10.2

10.22*	Form of Confidentiality, Assignment of Intellectual Property and Restrictive Covenants Agreement	10-Q	11/05/2018	10.3

10.23*	Transition and Consulting Agreement, dated as of January 10, 2020, by and between Gerald R. Mattys and Tactile Systems Technology, Inc.	8-K	01/13/2020	10.1

10.24*	Letter Agreement between Tactile Systems Technology, Inc. and Mary Thompson, dated July 16, 2019	8-K	07/22/2019	10.1

10.25	Credit Agreement, dated as of August 3, 2018, by and among Tactile Systems Technology, Inc., the lenders from time to time party thereto and Wells Fargo Bank, National Association	10-Q	08/06/2018	10.1

10.26	First Amendment to Credit Agreement, dated as of February 12, 2019, by and among Tactile Systems Technology, Inc., the lenders party thereto and Wells Fargo Bank, National Association	10-K	02/28/2019	10.33

10.27	Waiver and Second Amendment to Credit Agreement, dated as of March 25, 2019, by and among Tactile Systems Technology, Inc., the lenders party thereto and Wells Fargo Bank, National Association	10-Q	05/06/2019	10.2

10.28	Third Amendment to Credit Agreement, dated as of August 2, 2019, by and among Tactile Systems Technology, Inc., the lenders party thereto and Wells Fargo Bank, National Association	10-Q	11/04/2019	10.1

10.29**	License Agreement, dated as of October 15, 2018, by and between Tactile Systems Technology, Inc. and Sun Scientific, Inc.	10-Q	11/05/2018	10.1

21.1	Subsidiaries	S-1	01/25/2016	21.1

23.1	Consent of Grant Thornton LLP				X

24.1	Power of Attorney (included in signature page)				X

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) / 15d-14(a) of the Securities Exchange Act of 1934, as amended				X

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) / 15d-14(a) of the Securities Exchange Act of 1934, as amended	X

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

101.1

The following financial statements from the Company’s Annual Report on Form 10-K for the year ended December 31, 2019, formatted in Inline XBRL: (i) Balance Sheets, (ii) Statements of Operations, (iii) Statements of Comprehensive Income, (iv) Statements of Stockholders’ Equity, (v) Statements of Cash Flows, and (vi) Notes to the Financial Statements

X

104.1	Cover page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101.1)	X

˄

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

Tactile Systems Technology, Inc.

Date: February 26, 2020	By:	/s/ Gerald R. Mattys
Gerald R. Mattys
Chief Executive Officer
(Principal executive officer)

Each of the undersigned hereby appoints Gerald R. Mattys and Brent A. Moen, and each of them (with full power to act alone), as attorneys and agents for the undersigned, with full power of substitution, for and in the name, place and stead of the undersigned, to sign and file with the Securities and Exchange Commission under the Securities Exchange Act of 1934, as amended, any and all amendments and exhibits to this annual report on Form 10-K and any and all applications, instruments and other documents to be filed with the Securities and Exchange Commission pertaining to this annual report on Form 10-K or any amendments thereto, with full power and authority to do and perform any and all acts and things whatsoever requisite and necessary or desirable. Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on February 26, 2020.

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