Form 10-Q
period 2020-03-31
TACTILE SYSTEMS TECHNOLOGY INC
filed 2020-05-04
CIK 1027838

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2020

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission file number: 001-37799

Tactile Systems Technology, Inc.

(Exact name of registrant as specified in its charter)

Delaware	3701 Wayzata Blvd, Suite 300	41-1801204
(State or other jurisdiction of incorporation or organization)	Minneapolis, Minnesota 55416	(I.R.S. Employer Identification No.)
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

19,233,043 shares of common stock, par value $0.001 per share, were outstanding as of April 30, 2020.

Forward-Looking Information

All statements, other than statements of historical facts, contained in this Quarterly Report on Form 10-Q, including statements regarding our business, operations and financial performance and condition, as well as our plans, objectives and expectations for our business, operations and financial performance and condition, are forward-looking statements. In some cases, you can identify forward-looking statements by the following words: "anticipate," "believe," "continue," "could," "estimate," "expect," "intend," "may," "might," "target," "ongoing," "plan," "potential," "predict," "project," "should," "will," "would," or the negative of these terms or other comparable terminology, although not all forward-looking statements contain these words. Forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our results, levels of activity, performance or achievements to be materially different from the information expressed or implied by the forward-looking statements in this Quarterly Report on Form 10-Q. These risks, uncertainties and other factors include, but are not limited to:

●	the impacts of the COVID-19 pandemic on our business, financial condition and results of operations, and our inability to mitigate such impacts;
●	the adequacy of our liquidity to pursue our business objectives;
●	our ability to obtain reimbursement from third party payers for our products;
●	our Chief Executive Officer transition, including disruptions and uncertainties related thereto, our ability to appoint a successor with the desired level of experience and expertise in a timely manner, the potential impact on our business and future strategic direction resulting from the transition to a new Chief Executive Officer and our ability to retain other key members of senior management;
●	loss or retirement of other key executives, including prior to identifying a successor;
●	adverse economic conditions or intense competition;
●	loss of a key supplier;
●	entry of new competitors and products;
●	adverse federal, state and local government regulation;
●	technological obsolescence of our products;
●	technical problems with our research and products;
●	our ability to expand our business through strategic acquisitions;
●	our ability to integrate acquisitions and related businesses;
●	price increases for supplies and components;
●	the effects of current and future U.S. and foreign trade policy and tariff actions; and
●	the inability to carry out research, development and commercialization plans.

You should read the matters described in "Risk Factors" and the other cautionary statements made in our Annual Report on Form 10-K for the year ended December 31, 2019 and in this Quarterly Report on Form 10-Q. We cannot assure you that the forward-looking statements in this report will prove to be accurate and therefore you are encouraged not to place undue reliance on forward-looking statements. Actual results or events could differ materially from the plans, intentions and expectations disclosed in the forward-looking statements we make. You are urged to carefully review and consider the various disclosures made by us in this report and in other filings with the Securities and Exchange Commission (the “SEC”) that advise of the risks and factors that may affect our business. Other than as required by law, we undertake no obligation to update or revise these forward-looking statements, even though our situation may change in the future. Our forward-looking statements do not reflect the potential impact of any future acquisitions, mergers, dispositions, joint ventures or investments that we may make.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

Tactile Systems Technology, Inc.
Condensed Consolidated Balance Sheets
(Unaudited)
	March 31,	December 31,
(In thousands, except share and per share data)	2020	2019
Assets
Current assets
Cash and cash equivalents	$32,297	$22,770
Marketable securities	12,537	22,464
Accounts receivable	30,781	33,444
Net investment in leases	8,882	8,147
Inventories	22,363	19,059
Income taxes receivable	3,495	—
Prepaid expenses and other current assets	1,966	2,451
Total current assets	112,321	108,335
Non-current assets
Property and equipment, net	7,334	7,408
Right of use operating lease assets	15,289	15,885
Intangible assets, net	5,206	5,312
Accounts receivable, non-current	5,157	4,184
Deferred income taxes	7,973	8,970
Other non-current assets	2,239	1,658
Total non-current assets	43,198	43,417
Total assets	$155,519	$151,752
Liabilities and Stockholders' Equity
Current liabilities
Accounts payable	$8,739	$3,843
Accrued payroll and related taxes	8,294	10,098
Accrued expenses	5,030	4,498
Income taxes payable	—	632
Operating lease liabilities	1,585	1,454
Other current liabilities	1,073	903
Total current liabilities	24,721	21,428
Non-current liabilities
Accrued warranty reserve, non-current	2,884	2,541
Income taxes, non-current	28	54
Operating lease liabilities, non-current	14,846	15,134
Total non-current liabilities	17,758	17,729
Total liabilities	42,479	39,157

Commitments and Contingencies (see Note 10)

Stockholders’ equity:
Preferred stock, $0.001 par value, 50,000,000 shares authorized; none issued and outstanding as of March 31, 2020 and December 31, 2019	—	—
Common stock, $0.001 par value, 300,000,000 shares authorized; 19,226,665 shares issued and outstanding as of March 31, 2020; 19,152,715 shares issued and outstanding as of December 31, 2019	19	19
Additional paid-in capital	93,614	91,874
Retained earnings	19,369	20,676
Accumulated other comprehensive income	38	26
Total stockholders’ equity	113,040	112,595
Total liabilities and stockholders’ equity	$155,519	$151,752

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Tactile Systems Technology, Inc.
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended March 31,
(In thousands, except share and per share data)	2020	2019
Revenue
Sales revenue	$37,623	$30,831
Rental revenue	6,052	6,786
Total revenue	43,675	37,617
Cost of revenue
Cost of sales revenue	10,922	9,412
Cost of rental revenue	1,680	1,947
Total cost of revenue	12,602	11,359
Gross profit
Gross profit - sales revenue	26,701	21,419
Gross profit - rental revenue	4,372	4,839
Gross profit	31,073	26,258
Operating expenses
Sales and marketing	22,970	17,391
Research and development	1,684	1,281
Reimbursement, general and administrative	10,870	9,388
Total operating expenses	35,524	28,060
Loss from operations	(4,451)	(1,802)
Other income	266	161
Loss before income taxes	(4,185)	(1,641)
Income tax benefit	(2,878)	(3,113)
Net (loss) income	$(1,307)	$1,472
Net (loss) income per common share
Basic	$(0.07)	$0.08
Diluted	$(0.07)	$0.08
Weighted-average common shares used to compute net (loss) income per common share
Basic	19,173,580	18,746,751
Diluted	19,173,580	19,579,847

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Tactile Systems Technology, Inc.
Condensed Consolidated Statements of Comprehensive (Loss) Income
(Unaudited)

	Three Months Ended March 31,
(In thousands)	2020	2019
Net (loss) income	$(1,307)	$1,472
Other comprehensive income:
Unrealized gain on marketable securities	30	30
Income tax related to items of other comprehensive income	(18)	(7)
Total other comprehensive income	12	23
Comprehensive (loss) income	$(1,295)	$1,495

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Tactile Systems Technology, Inc.
Condensed Consolidated Statements of Stockholders’ Equity
(Unaudited)
					Accumulated
			Additional		Other
	Common Stock		Paid-In	Retained	Comprehensive
(In thousands, except share data)	Shares	Par Value	Capital	Earnings	(Loss) Income	Total
Balances, December 31, 2018	18,631,127	$19	$79,554	$9,705	$(8)	$89,270
Stock-based compensation	—	—	2,783	—	—	2,783
Exercise of common stock options and vesting of restricted stock units	231,812	—	861	—	—	861
Taxes paid for net share settlement of restricted stock units	(44,247)	—	(2,410)	—	—	(2,410)
Comprehensive income for the period	—	—	—	1,472	23	1,495
Balances, March 31, 2019	18,818,692	$19	$80,788	$11,177	$15	$91,999

Balances, December 31, 2019	19,152,715	19	91,874	20,676	26	112,595
Stock-based compensation	—	—	2,728	—	—	2,728
Exercise of common stock options and vesting of restricted stock units	96,186	—	172	—	—	172
Taxes paid for net share settlement of restricted stock units	(22,236)	—	(1,160)	—	—	(1,160)
Comprehensive (loss) income for the period	—	—	—	(1,307)	12	(1,295)
Balances, March 31, 2020	19,226,665	$19	$93,614	$19,369	$38	$113,040

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Tactile Systems Technology, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended March 31,
(In thousands)	2020	2019
Cash flows from operating activities
Net (loss) income	$(1,307)	$1,472
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	730	1,064
Net amortization of premiums and discounts on securities available-for-sale	(43)	(68)
Deferred income taxes	979	(2,264)
Stock-based compensation expense	2,728	2,783
Changes in assets and liabilities:
Accounts receivable	2,663	2,671
Net investment in leases	(735)	(3,362)
Inventories	(3,304)	(132)
Income taxes	(4,153)	(1,030)
Prepaid expenses and other assets	192	21
Right of use operating lease assets	151	(9)
Medicare accounts receivable, non-current	(973)	(288)
Accounts payable	4,741	722
Accrued payroll and related taxes	(1,804)	(584)
Accrued expenses and other liabilities	1,044	277
Net cash provided by operating activities	909	1,273
Cash flows from investing activities
Proceeds from maturities of securities available-for-sale	10,000	4,500
Purchases of property and equipment	(358)	(731)
Intangible assets costs	(36)	(44)
Net cash provided by investing activities	9,606	3,725
Cash flows from financing activities
Taxes paid for net share settlement of restricted stock units	(1,160)	(2,410)
Proceeds from exercise of common stock options	172	861
Net cash used in financing activities	(988)	(1,549)
Net increase in cash and cash equivalents	9,527	3,449
Cash and cash equivalents – beginning of period	22,770	20,099
Cash and cash equivalents – end of period	$32,297	$23,548

Supplemental cash flow disclosure
Cash paid for taxes	$311	$181
Capital expenditures incurred but not yet paid	$155	$176

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Tactile Systems Technology, Inc.

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

Note 1. Nature of Business and Operations

Tactile Systems Technology, Inc. (“we,” “us,” and “our”) is the sole manufacturer and distributor of the Flexitouch® and Entre™ systems, medical devices that help control symptoms of lymphedema, a chronic and progressive medical condition, and the Airwear wrap, a medical device used for the management of venous insufficiency, venous hypertension, venous ulcerations and lymphedema. Our products are purchased or rented for at-home use and are recommended by vascular, wound and lymphedema clinics throughout the United States.

We were originally incorporated in Minnesota under the name Tactile Systems Technology, Inc. on January 30, 1995. During 2006, we established a merger corporation and subsequently, on July 21, 2006, merged with and into this merger corporation, resulting in our reincorporation as a Delaware corporation. The resulting corporation assumed the name Tactile Systems Technology, Inc. In September 2013, we began doing business as “Tactile Medical”.

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

Our business is affected by seasonality. In the first quarter of each year, when most patients have started a new insurance year and have not yet met their annual out-of-pocket payment obligations, we experience substantially reduced demand for our products. We typically experience higher revenue in the third and fourth quarters of the year when patients have met their annual insurance deductibles, thereby reducing their out-of-pocket costs for our products, and because patients desire to exhaust their flexible spending accounts at year end. This seasonality applies only to purchases and rentals of our products by patients covered by commercial insurance and is not relevant to Medicare, Medicaid or the Veterans Administration, as those payers either do not have plans that have declining deductibles over the course of the plan year and/or do not have plans that include patient deductibles for purchases or rentals of our products. Further, seasonality trends in 2020 may be significantly different than in prior years as a result of the COVID-19 pandemic and related impacts.

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

The results for the three months ended March 31, 2020, are not necessarily indicative of results to be expected for the year ending December 31, 2020, or for any other interim period or for any future year. The condensed consolidated interim financial statements should be read in conjunction with the audited financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2019.

Principles of Consolidation

The accompanying unaudited condensed consolidated financial statements include the accounts of Tactile Systems Technology, Inc. and its wholly owned subsidiary, Swelling Solutions, Inc. All intercompany balances and transactions have been eliminated in consolidation.

Risks and Uncertainties

Coronavirus (COVID-19)

The United States economy in general and our business specifically have been negatively affected by the COVID-19 pandemic. There are no reliable estimates of how long the pandemic will last or how many people are likely to be affected by it. For that reason, we are unable to reasonably estimate the long-term impact of the pandemic on our business at this time. Our first priority with regard to the COVID-19 pandemic is to ensure the safety and health of our employees, clinicians and patients. Subject to that, we are focusing our efforts on attempting to continue our business operations in this unprecedented environment. Part of our strategy includes changing many of our processes and practices in an effort to help mitigate the impact of COVID-19 on our business so that we can support our clinicians and safely make our at-home therapies available to patients.  These include, but are not limited to:

●	Adjusting work and operations to keep employees safe while continuing to serve our clinicians and patients. As an essential business under federal guidelines, we continue to manufacture product and we have implemented multiple, smaller rotational shifts and other best practices to help protect the health and safety of our workforce.
●	Implementing remote and flexible work arrangements for employees wherever possible, including real-time, online training of our new sales representatives.
●	Initiating employee travel and contact restrictions to reduce exposure.
●	Collaborating with payers to modify coverage requirements by serving patients virtually.
●	Postponing large medical education programs and conducting virtual meetings whenever possible, including virtual patient demonstrations and trainings.
●	When in-person visits are required, we are supporting clinicians and patients by using rigorous infection control practices.

We cannot assure you that these changes to our processes and practices will be successful in mitigating the impact of COVID-19 on our business.

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

Note 3. Summary of Significant Accounting Policies

Significant Accounting Policies

There were no material changes in our significant accounting policies during the three months ended March 31, 2020. See Note 3 – “Summary of Significant Accounting Policies” to the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2019, for information regarding our significant accounting policies.

Recently Adopted Accounting Pronouncements

In June 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-13, “Financial Instruments — Credit Losses” (“ASU 2016-13”), which introduced a new model for recognizing credit losses on financial instruments based on an estimate of the current expected credit losses. The new current expected credit losses (“CECL”) model generally calls for the immediate recognition of all expected credit losses and applies to financial instruments and other assets, including accounts receivable and other financial assets measured at amortized cost, debt securities and other financial assets. This guidance replaces the previous incurred loss model for measuring expected credit losses and requires expected losses on available-for-sale debt securities to be recognized through an allowance for credit losses rather than as reductions in the amortized cost of the securities. We adopted ASU 2016-13 as of January 1, 2020, and it did not have an impact on the condensed consolidated financial statements.

Note 4. Marketable Securities

Our investments in marketable securities, all of which have original contractual maturities of ten to twenty-four months, are classified as available-for-sale and consist of the following:

	At March 31, 2020
	Amortized	Unrealized		Fair
(In thousands)	Cost	Gains	Losses	Value
U.S. government and agency obligations	$10,988	$51	$—	$11,039
Corporate debt securities	1,498	—	—	1,498
Marketable securities	$12,486	$51	$—	$12,537

	At December 31, 2019
	Amortized	Unrealized		Fair
(In thousands)	Cost	Gains	Losses	Value
U.S. government and agency obligations	$19,950	$14	$1	$19,963
Corporate debt securities	2,493	8	—	2,501
Marketable securities	$22,443	$22	$1	$22,464

Net pre-tax unrealized gains for marketable securities at March 31, 2020, were recorded as a component of accumulated other comprehensive income in stockholders' equity. There were no sales of marketable securities during the three months ended March 31, 2020.

There were no marketable securities in an unrealized loss position at March 31, 2020.

At December 31, 2019, unrealized losses and the fair value of marketable securities aggregated by investment category and the length of time the securities were in a continuous loss position, were as follows:

	At December 31, 2019
	Less than 12 months		12 months or more		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(In thousands)	Value	Losses	Value	Losses	Value	Losses
U.S. government and agency obligations	$5,997	$1	$—	$—	$5,997	$1
Corporate debt securities	—	—	—	—	—	—
Marketable securities	$5,997	$1	$—	$—	$5,997	$1

Note 5. Inventories

Inventories consisted of the following:

(In thousands)	At March 31, 2020	At December 31, 2019
Finished goods	$8,178	$6,508
Component parts and work-in-process	14,185	12,551
Total inventories	$22,363	$19,059

Note 6. Intangible Assets

Our patents and other intangible assets are summarized as follows:

	Weighted-	At March 31, 2020
	Average	Gross
	Amortization	Carrying	Accumulated	Net
(In thousands)	Period	Amount	Amortization	Amount
Patents	11 years	$4,386	$539	$3,847
Defensive intangible assets	5 years	1,125	292	833
Customer accounts	3 years	125	44	81
Total amortizable intangible assets		5,636	875	4,761
Patents pending		445	—	445
Total intangible assets		$6,081	$875	$5,206

	Weighted-	At December 31, 2019
	Average	Gross
	Amortization	Carrying	Accumulated	Net
(In thousands)	Period	Amount	Amortization	Amount
Patents	11 years	$4,386	$447	$3,939
Defensive intangible assets	5 years	1,125	250	875
Customer accounts	3 years	125	37	88
Total amortizable intangible assets		5,636	734	4,902
Patents pending		410	—	410
Total intangible assets		$6,046	$734	$5,312

Amortization expense was $0.1 million for each of the three months ended March 31, 2020 and 2019. Future amortization expenses are expected as follows:

(In thousands)
2020 (April 1 - December 31)	$430
2021	567
2022	567
2023	537
2024	529
Thereafter	2,131
Total	$4,761

Note 7. Accrued Expenses

Accrued expenses consisted of the following:

(In thousands)	At March 31, 2020	At December 31, 2019
Warranty	$1,358	$1,218
Lease termination costs	1,200	1,200
Travel and business	629	776
Legal and consulting	812	617
In-transit inventory	352	106
Sales and use tax	177	200
Clinical studies	142	85
Other	360	296
Total	$5,030	$4,498

Note 8. Warranty Reserves

The activity in the warranty reserve during and as of the end of the reporting periods presented was as follows:

	Three Months Ended
	March 31,
(In thousands)	2020	2019
Beginning balance	$3,759	$2,566
Warranty provision	905	418
Processed warranty claims	(422)	(257)
Ending balance	$4,242	$2,727

Accrued warranty reserve, current	$1,358	$873
Accrued warranty reserve, non-current	2,884	1,854
Total accrued warranty reserve	$4,242	$2,727

Note 9. Credit Agreement

On August 3, 2018, we entered into a credit agreement with Wells Fargo Bank, National Association, which was amended by a First Amendment dated February 12, 2019, a Waiver and Second Amendment dated March 25, 2019, and a Third Amendment dated August 2, 2019 (collectively, the “Credit Agreement”), which expires on August 3, 2021.

The Credit Agreement provides for a $10.0 million revolving credit facility. Subject to satisfaction of certain conditions, we may increase the amount of the revolving loans available under the Credit Agreement and/or add one or more term loan facilities in an amount not to exceed an incremental $25.0 million in the aggregate, such that the total aggregate principal amount of loans available under the Credit Agreement (including under the revolving credit facility) does not exceed $35.0 million. As of March 31, 2020, and the date on which we filed this report, we did not have any outstanding borrowings under the Credit Agreement.

Our obligations under the Credit Agreement are secured by a security interest in substantially all of our and our subsidiaries’ assets and are also guaranteed by our subsidiaries. The Credit Agreement contains a number of restrictions and covenants, including that we maintain compliance with a maximum leverage ratio and a minimum liquidity covenant. As of March 31, 2020, we were in compliance with all financial covenants under the Credit Agreement.

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

Buildings

We lease certain office and warehouse space at various locations in the United States where we provide services. These leases are typically greater than one year with fixed, escalating rents over the noncancelable terms and, therefore, ROU operating lease assets and operating lease liabilities are recorded on the Condensed Consolidated Balance Sheet, with rent expense to be recognized on a straight-line basis over the term of the lease. The remaining lease terms vary from approximately one to ten years as of March 31, 2020.

In March 2008, we entered into a noncancelable operating lease agreement for building space for our previous corporate headquarters that provided for monthly rent, real estate taxes and operating expenses that was subsequently extended to July 31, 2021. Due to the move to our new headquarters in September 2019, we entered into a termination agreement for our former corporate headquarters on December 31, 2019. We agreed to pay $1.2 million in order to terminate all further rights and obligations of the lease. The lease was removed from our ROU operating lease assets and operating lease liabilities and the total net loss on termination of $1.1 million was recorded in the reimbursement, general and administrative line of our Consolidated Statements of Operations.

We entered into a lease (“initial lease”) in October 2018, for approximately 80,000 square feet of office space for our new corporate headquarters in Minneapolis, Minnesota. In December 2018, we amended the initial lease to add approximately 29,000 square feet of additional office space, which is accounted for as a separate lease (“second lease”) in accordance with ASC 842. In December 2019, we further amended the lease which extended the expiration date of the initial lease, extended the expiration date of and added approximately 4,000 square feet to the second lease, as well as added approximately 37,000 square feet of additional office space, accounted for as a separate lease (“third lease”) in accordance with ASC 842. The portion of the space under the initial lease was placed in service in September 2019. This portion was recognized as an operating lease and included in the ROU operating lease assets and operating lease liabilities on the Consolidated Balance Sheets. The portion of the space covered under the second lease is expected to be occupied and commence in the second half of 2020 and the portion of the space covered under the third lease is expected to be occupied and commence in the second half of 2021.

Vehicles

We lease vehicles for certain members of our field sales organization under a vehicle fleet program whereby the initial, noncancelable lease is for a term of 367 days, thus more than one year. Subsequent to the initial term, the lease becomes a month-to-month, cancelable lease. As of March 31, 2020, we had approximately 84 vehicles with agreements within the initial, noncancelable lease term that are recorded as ROU operating lease assets and operating lease liabilities. In addition to monthly rental fees specific to the vehicle, there are fixed monthly nonlease components that have been included in the ROU operating lease assets and operating lease liabilities. The nonlease components are not significant.

Computer and Office Equipment

We also have operating lease agreements for certain computer and office equipment. The remaining lease terms as of March 31, 2020, ranged from less than one year to approximately four years with fixed monthly payments that are included in the ROU operating lease assets and operating lease liabilities. The leases provide an option to purchase the related equipment at fair market value at the end of the lease. The leases will automatically renew as a month-to-month rental at the end of the lease if the equipment is not purchased or returned.

Lease Position, Undiscounted Cash Flow and Supplemental Information

The table below presents information related to our ROU operating lease assets and operating lease liabilities that we have recorded:

(In thousands)	At March 31, 2020	At December 31, 2019
Right of use operating lease assets	$15,289	$15,885

Operating lease liabilities:
Current	$1,585	$1,454
Non-current	14,846	15,134
Total	$16,431	$16,588

Operating leases:
Weighted average remaining lease term	9.8 years	10.1 years
Weighted average discount rate (1)	4.6%	4.6%

	Three Months Ended March 31,
	2020	2019
Supplemental cash flow information for our operating leases:
Cash paid for operating lease liabilities	$463	$341
Non-cash right of use assets obtained in exchange for new operating lease obligations	$295	$553

(1) Discount rates were established as of January 1, 2019, the adoption date of ASC 842, September 16, 2019, the commencement date of the initial lease for our new headquarters and December 31, 2019, the date of our new headquarters lease modification.

The table below reconciles the undiscounted cash flows under the operating lease liabilities recorded on the Condensed Consolidated Balance Sheet for the periods presented:

(In thousands)
2020 (April 1 - December 31)	$1,793
2021	1,939
2022	1,936
2023	1,893
2024	1,901
Thereafter	11,025
Total minimum lease payments	20,487
Less: Amount of lease payments representing interest	(4,056)
Present value of future minimum lease payments	16,431
Less: Current obligations under operating lease liabilities	(1,585)
Non-current obligations under operating lease liabilities	$14,846

As of March 31, 2020, we have additional lease commitments of $14.3 million related to amendments to existing building leases that have not yet commenced. As the lessee we are involved in providing guidance to the lessor for related improvements, however these improvements are managed and owned by the lessor.

Operating lease costs were $0.7 million and $0.3 million for the three months ended March 31, 2020 and 2019, respectively.

Major Vendors

We had purchases from two major vendors that accounted for 32% of our total purchases for the three months ended March 31, 2020, and from three major vendors that accounted for 40% of our total purchases for the three months ended March 31, 2019.

Purchase Commitments

We issued purchase orders prior to March 31, 2020, totaling $33.8 million for goods that we expect to receive within the next year.

Retirement Plan

We maintain a 401(k) retirement plan for our employees in which eligible employees can contribute a percentage of their pre-tax compensation. Discretionary contributions to the 401(k) plan totaled $0.1 million for each of the three months ended March 31, 2020 and 2019, respectively.

Note 11. Stockholders' Equity

Stock-Based Compensation

Our 2016 Equity Incentive Plan (the “2016 Plan”) authorizes us to grant stock options, stock appreciation rights, restricted stock, stock units and other stock-based awards to employees, non-employee directors and certain consultants and advisors. There were up to 4,800,000 shares of our common stock initially reserved for issuance pursuant to the 2016 Plan. The 2016 Plan provides that the number of shares reserved and available for issuance under the 2016 Plan will automatically increase annually on January 1 of each calendar year, commencing in 2017 and ending on and including January 1, 2026, by an amount equal to the lesser of: (a) 5% of the number of common shares of stock outstanding as of December 31 of the immediately preceding calendar year, or (b) 2,500,000 shares; provided, however, that our Board of Directors may determine that any annual increase be a lesser number. In addition, all awards granted under our 2007 Omnibus Stock Plan and our 2003 Stock Option Plan that were outstanding when the 2016 Plan became effective and that are forfeited, expired, cancelled, settled for cash or otherwise not issued, will become available for issuance under the 2016 Plan. Pursuant to the automatic increase feature of the 2016 Plan, shares were added as approved by the Board of Directors for each year since inception other than 2019, at which point, the Board exercised its prerogative to forgo the increase. On January 1, 2020, 952,697 shares were added as available for issuance thereunder.  As of March 31, 2020, 4,696,923 shares were available for future grant pursuant to the 2016 Plan.

Upon adoption and approval of the 2016 Plan, all of our previous equity incentive compensation plans were terminated. However, existing awards under those plans continue to vest in accordance with the original vesting schedules and will expire at the end of their original terms.

We recorded stock-based compensation expense of $2.7 million and $2.8 million for the three months ended March 31, 2020 and 2019, respectively. This expense was allocated as follows:

	Three Months Ended
	March 31,
(In thousands)	2020	2019
Cost of revenue	$82	$98
Sales and marketing expenses	1,246	1,166
Research and development expenses	88	80
Reimbursement, general and administrative expenses	1,312	1,439
Total stock-based compensation expense	$2,728	$2,783

Stock Options

We have granted stock options to certain participants that vest over three or four years and typically have a contractual term of seven or ten years. Stock-based compensation expense included in the Condensed Consolidated Statements of Operations for stock options was $0.9 million and $0.7 million for the three months ended March 31, 2020 and 2019, respectively. At March 31, 2020, there was approximately $9.6 million of total unrecognized pre-tax stock option expense under our equity compensation plans, which is expected to be recognized on a straight-line basis over a weighted-average period of 2.5 years.

Our stock option activity for the three months ended March 31, 2020, was as follows:

		Weighted-	Weighted-
		Average	Average	Aggregate
	Options	Exercise Price	Remaining	Intrinsic
(In thousands except options and per share data)	Outstanding	Per Share (1)	Contractual Life	Value (2)
Balance at December 31, 2019	866,955	$28.76	6.1 years	$33,957
Granted	221,983	$50.41
Exercised	(13,117)	$13.09		$390
Forfeited	(7,331)	$61.63
Cancelled	(1,388)	$62.40
Balance at March 31, 2020	1,067,102	$33.19	6.0 years	$14,740

Options exercisable at March 31, 2020	529,219	$17.88	4.9 years	$13,095

(1)	The exercise price of each option granted during the period shown was equal to the market price of the underlying stock on the date of grant.
(2)	The aggregate intrinsic value of options exercised represents the difference between the exercise price of the option and the closing stock price of our common stock on the date of exercise. The aggregate intrinsic value of options outstanding represents the difference between the exercise price of the option and the closing stock price of our common stock on the last trading day of the period.

Options exercisable of 586,039 as of March 31, 2019, had a weighted-average exercise price of $8.57 per share.

Time-Based Restricted Stock Units

We have granted time-based restricted stock units to certain participants under the 2016 Plan that are stock-settled with common shares. Time-based restricted stock units granted under the 2016 Plan vest over one to three years. Stock-based compensation expense included in the Condensed Consolidated Statements of Operations for time-based restricted stock units was $1.2 million and $0.8 million for the three months ended March 31, 2020 and 2019, respectively. As of March 31, 2020, there was approximately $9.2 million of total unrecognized pre-tax compensation expense related to outstanding time-based restricted stock units that is expected to be recognized over a weighted-average period of 2.4 years.

Our time-based restricted stock unit activity for the three months ended March 31, 2020, was as follows:

		Weighted-
		Average Grant	Aggregate
	Units	Date Fair Value	Intrinsic
(In thousands except unit and per unit data)	Outstanding	Per Unit	Value (1)
Balance at December 31, 2019	171,687	$43.74	$11,591
Granted	110,723	$50.38
Vested	(50,636)	$39.19
Cancelled	(330)	$75.73
Balance at March 31, 2020	231,444	$47.87	$9,295

Deferred and unissued at March 31, 2020(2)	6,389	$40.40	$257

(1)	The aggregate intrinsic value of restricted stock units outstanding was based on our closing stock price on the last trading day of the period.
(2)	For the three months ended March 31, 2020, there were 280 restricted stock units granted to non-employee directors in lieu of their quarterly cash retainer payments. These restricted stock units were fully vested upon grant and represent the right to receive one share of common stock, per unit, upon the earlier of the director’s termination of service as a director of ours or the occurrence of a change of control of us. These restricted stock units are included in the “Granted” line in the table above and are also included in the “Vested” line in the table above due to their being fully vested upon grant. As of March 31, 2020, there were 6,389 outstanding restricted stock units that have been previously granted to non-employee directors in lieu of their quarterly director retainer payments.

Performance-Based Restricted Stock Units

We have granted performance-based restricted stock units (“PSUs”) to certain participants under the 2016 Plan. These PSUs have both performance-based and time-based vesting features. The PSUs granted in 2018 were earned to the extent performance goals based on revenue and adjusted EBITDA were achieved in 2019. The PSUs granted in 2019 will be earned if and to the extent performance goals based on revenue and adjusted EBITDA are achieved in 2020. The PSUs granted in 2020 will be earned if and to the extent performance goals based on revenue and adjusted EBITDA are achieved in 2021. The number of PSUs earned will depend on the level at which the performance targets are achieved and can range from 50% of target if the minimum performance threshold is achieved and up to 150% of target if maximum performance is achieved. One-third of the earned PSUs will vest on the date the Compensation and Organization Committee certifies the number of PSUs earned, and the remaining two-thirds of the earned PSUs will vest on the first anniversary of that certification date. All earned and vested PSUs will be settled in shares of common stock.

Stock-based compensation expense recognized for PSUs for the three months ended March 31, 2020 and 2019, was $0.4 million and $0.7 million, respectively. As of March 31, 2020, there was approximately $3.2 million of total unrecognized pre-tax compensation expense related to outstanding PSUs that is expected to be recognized over a weighted average period of 2.2 years.

Our performance-based restricted stock unit activity for the three months ended March 31, 2020, was as follows:

	Performance-	Weighted-
	Based	Average Grant	Aggregate
	Units	Date Fair Value	Intrinsic
(In thousands except unit and per unit data)	Outstanding	Per Unit	Value (1)
Balance at December 31, 2019	91,151	$44.63	$6,154
Granted	31,731	$50.41
Vested	(21,589)	$33.62
Balance at March 31, 2020	101,293	$48.79	$4,068

(1)	The aggregate intrinsic value of performance-based restricted stock units outstanding was based on our closing stock price on the last trading day of the period.

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

A total of 1,600,000 shares of common stock was initially reserved for issuance under the ESPP. This share reserve will automatically be supplemented each January 1, commencing in 2017 and ending on and including January 1, 2026, by an amount equal to the least of (a) 1% of the shares of our common stock outstanding on the immediately preceding December 31, (b) 500,000 shares or (c) such lesser amount as our Board of Directors may determine. Pursuant to the automatic increase feature of the ESPP, shares were added as approved by the Board of Directors for each year since inception other than 2019, at which point, the Board exercised its prerogative to forgo the increase. On January 1, 2020, 190,539 shares were added as available for issuance thereunder. As of March 31, 2020, 1,661,988 shares were available for future issuance under the ESPP. We recognized stock-based compensation expense associated with the ESPP of $0.2 million and $0.3 million for the three months ended March 31, 2020 and 2019, respectively.

Note 12. Revenue

We derive our revenue from the sale and rental of our compression products to our customers in the United States. The following table presents our revenue, inclusive of sales and rental revenue, disaggregated by product categories:

	Three Months Ended
	March 31,
(In thousands)	2020	2019
Revenue
Flexitouch system	$38,586	$34,109
Other products(1)	5,089	3,508
Total	$43,675	$37,617

Percentage of total revenue
Flexitouch system	88%	91%
Other products(1)	12%	9%
Total	100%	100%

(1)	The “other products” line primarily includes revenue from our Entre system. The Actitouch system and the Airwear wrap contributed immaterial amounts of revenue for both of the three months ended March 31, 2020 and 2019.

Rental revenue for the three months ended March 31, 2020 and 2019, was primarily from private insurers. Our revenue from third-party payers, inclusive of sales and rental revenue, for the three months ended March 31, 2020 and 2019, are summarized in the following table:

	Three Months Ended
	March 31,
(In thousands)	2020	2019
Private insurers and other payers	$30,237	$25,882
Veterans Administration	7,058	7,670
Medicare	6,380	4,065
Total	$43,675	$37,617

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

Rental agreements initiated subsequent to January 1, 2019, are recorded as sales-type leases in accordance with ASC 842, whereby rental revenue and cost of rental revenue are recognized upon the lease commencement date. In 2019, in accordance with applicable guidance, we continued to recognize rental agreements commencing prior to December 31, 2018, on a month-to-month basis as an operating lease until they were completed. These rental agreements will not have an impact on the revenue results in 2020. Total rental revenue in the three months ended March 31, 2019 included both operating and sales-type lease revenue. Operating lease revenue was $2.8 million for the three months ended March 31, 2019.

The revenue and associated cost of revenue of sales-type leases are recognized on the lease commencement date and a net investment in leases is recorded on the Condensed Consolidated Balance Sheet. We bill the patients’ insurance payers monthly over the duration of the rental term. We record the net investment in leases and recognize revenue upon commencement of the lease in the amount of the expected consideration to be received through the monthly payments. Similar to our sales revenue, the transaction price is impacted by multiple factors, including the terms and conditions contracted by third party payers. As the rental contract resides with the patients, we have elected the portfolio approach, at the payer level, to determine the expected consideration, which considers the impact of early terminations. While the contract is with the patient, in certain circumstances, the third party payer elects an initial rental period with an option to extend. We assess the likelihood of extending the lease at the onset of the lease to determine if the option is reasonably certain to be exercised. As the lease is short-term in nature, we anticipate collection of substantially all of the net investment within the first year of the lease agreement. Completion of these payments represents the fair market value of the equipment, and as such, interest income is not applicable.

Sales-type lease revenue and the associated cost of revenue for the three months ended March 31, 2020 and 2019, was:

	Three Months Ended March 31,
(In thousands)	2020	2019
Sales-type lease revenue	$6,052	$3,965
Cost of sales-type lease revenue	1,680	1,543
Gross profit	$4,372	$2,422

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

The effective tax rate for the three months ended March 31, 2020 was a benefit of 68.8%, compared to a benefit of 189.7% for the three months ended March 31, 2019. The primary driver of the change in our effective tax rate is attributable to a decrease in the tax benefits related to share-based compensation proportionate to pre-tax book income as compared to the prior year's reporting period.  We recorded an income tax benefit of $2.9 million and $3.1 million for the three months ended March 31, 2020 and 2019, respectively.

We recognize the financial statement benefit of a tax position only after determining that the relevant tax authority is more-likely-than-not to sustain the position following an audit. For tax positions meeting the more-likely-than-not threshold, the amount recognized in the condensed consolidated financial statements is the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement with the relevant tax authority. As of March 31, 2020, the Company has an unrecognized tax benefit of approximately $27,000.

We are not currently under examination in any jurisdiction. In the event of any future tax assessments, we have elected to record the income taxes and any related interest and penalties as income tax expense on our statement of operations.

Note 14. Net Income Per Share

The following table sets forth the computation of our basic and diluted net (loss) income per share:

	Three Months Ended
	March 31,
(In thousands, except share and per share data)	2020	2019
Net (loss) income	$(1,307)	$1,472
Weighted-average shares outstanding	19,173,580	18,746,751
Dilutive effect of stock-based awards	—	833,096
Weighted-average shares used to compute diluted net (loss) income per share	19,173,580	19,579,847
Net (loss) income per share - Basic	$(0.07)	$0.08
Net (loss) income per share - Diluted	$(0.07)	$0.08

The following common stock equivalents were excluded from the computation of diluted net (loss) income per share for the periods presented because including them would have been anti-dilutive:

	Three Months Ended
	March 31,
	2020	2019
Restricted stock units	237,709	42,691
Common stock options	1,071,148	165,638
Performance stock units	123,212	—
Employee stock purchase plan	44,607	—
Total	1,476,676	208,329

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

The following provides information regarding fair value measurements for our cash equivalents and marketable securities as of March 31, 2020, and December 31, 2019, according to the three-level fair value hierarchy:

	At March 31, 2020
	Quoted Prices
	in Active	Significant
	Markets for	Other	Significant
	Identical	Observable	Unobservable
	Assets	Inputs	Inputs
(In thousands)	(Level 1)	(Level 2)	(Level 3)	Total
Recurring Fair Value Measurements:
Money market mutual funds	$8,583	$—	$—	$8,583
U.S. government and agency obligations	15,035	—	—	15,035
Corporate debt securities	—	1,498	—	1,498
Total	$23,618	$1,498	$—	$25,116

	At December 31, 2019
	Quoted Prices
	in Active	Significant
	Markets for	Other	Significant
	Identical	Observable	Unobservable
	Assets	Inputs	Inputs
(In thousands)	(Level 1)	(Level 2)	(Level 3)	Total
Recurring Fair Value Measurements:
Money market mutual funds	$481	$—	$—	$481
U.S. government and agency obligations	25,954	—	—	25,954
Corporate debt securities	—	2,501	—	2,501
Total	$26,435	$2,501	$—	$28,936

During the three months ended March 31, 2020, there were no transfers within the three-level hierarchy. A significant transfer is recognized when the inputs used to value a security have been changed, which merits a transfer between the disclosed levels of the valuation hierarchy.

The fair values for our money market mutual funds, U.S. government and agency obligations and corporate debt securities are determined based on valuations provided by external investment managers who obtain them from a variety of industry standard data providers.

The carrying amounts of financial instruments such as cash equivalents, accounts receivable, other assets, accounts payable, accrued expenses and other liabilities approximate their related fair values due to the short-term maturities of these items. Non-financial assets, such as equipment and leasehold improvements, and intangible assets are subject to non-recurring fair value measurements if they are deemed impaired. We had no re-measurements of non-financial assets to fair value in the three months ended March 31, 2020.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the condensed consolidated financial statements and the accompanying notes thereto included elsewhere in this report.

Coronavirus (COVID-19)

The United States economy in general and our business specifically have been negatively affected by the COVID-19 pandemic. There are no reliable estimates of how long the pandemic will last or how many people are likely to be affected by it. For that reason, we are unable to reasonably estimate the long-term impact of the pandemic on our business at this time. Our first priority with regard to the COVID-19 pandemic is to ensure the safety and health of our employees, clinicians and patients. Subject to that, we are focusing our efforts on attempting to continue our business operations in this unprecedented environment. Part of our strategy includes changing many of our processes and practices in an effort to help mitigate the impact of COVID-19 on our business so that we can support our clinicians and safely make our at-home therapies available to patients  These include, but are not limited to:

●	Adjusting work and operations to keep employees safe while continuing to serve our clinicians and patients. As an essential business under federal guidelines, we continue to manufacture product and we have implemented multiple, smaller rotational shifts and other best practices to help protect the health and safety of our workforce.
●	Implementing remote and flexible work arrangements for employees wherever possible, including real-time, online training of our new sales representatives.
●	Initiating employee travel and contact restrictions to reduce exposure.
●	Collaborating with payers to modify coverage requirements by serving patients virtually.
●	Postponing large medical education programs and conducting virtual meetings whenever possible, including virtual patient demonstrations and trainings.
●	When in-person visits are required, we are supporting clinicians and patients by using rigorous infection control practices.

We cannot assure you that these changes to our processes and practices will be successful in mitigating the impact of COVID-19 on our business. Additional information related to the COVID-19 pandemic is included in the MD&A sections below.

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

Our products are the Flexitouch system, Entre system and Airwear wrap. A predecessor to our Flexitouch system received 510(k) clearance from the U.S. Food and Drug Administration (the “FDA”) in July 2002, and we introduced the system to address the many limitations of self-administered home-based manual lymphatic drainage therapy. We began selling our more advanced Flexitouch system after receiving 510(k)

clearance from the FDA in October 2006. In September 2016, we received 510(k) clearance from the FDA for the Flexitouch system in treating lymphedema of the head and neck. In June 2017, we announced that we received 510(k) clearance from the FDA for the Flexitouch Plus, the third-generation version of our Flexitouch system. We derive the vast majority of our revenue from our Flexitouch system. Sales and rentals of our Flexitouch system represented 88% and 91% of our revenue in the three months ended March 31, 2020 and 2019, respectively.

We introduced our Entre system in the United States in February 2013. The Entre system is sold or rented to patients who need a simple pump or who do not yet qualify for insurance reimbursement for an advanced compression device such as our Flexitouch system. For the three months ended March 31, 2020 and 2019, sales and rentals of our Entre system represented 12% and 9% of our revenue, respectively.

In October 2018, we licensed the intellectual property rights related to the Airwear Gradient Compression Wrap, or the Airwear wrap, in the United States and Canada, for use in all medical applications, including but not limited to swelling/edema and ulcers (including lymphedema and chronic venous insufficiency conditions), but excluding the use of the intellectual property in the field of prophylaxis for deep vein thrombosis. The Airwear wrap is indicated for the management of venous insufficiency, venous hypertension, venous ulcerations and lymphedema. We began selling the Airwear wrap in a limited market in the fourth quarter of 2019. Our Airwear wrap did not represent a material revenue stream in the first quarter of 2020.

To support the growth of our business, we invest heavily in our commercial infrastructure, consisting of our direct sales force, home training materials, contracted at-home trainers, reimbursement capabilities and clinical expertise. We market our products in the United States using a direct-to-patient and -provider model. Our direct salesforce has grown to a team of over 250 employees as of March 31, 2020, compared to over 210 employees as of March 31, 2019. This model allows us to directly approach patients and clinicians, whereby we disintermediate the traditional durable medical equipment channel, allowing us to capture both the manufacturer and distributor margins. We also utilize over 560 licensed, independent healthcare practitioners as at-home trainers who educate patients on the proper use of our systems.

As it relates to the impact of COVID-19 on our first quarter commercial processes, a certain number of healthcare facilities and clinics restricted access to their clinicians, reduced patient consultations and treatments, or closed temporarily due to the pandemic. As most of our clinician customers practice outside of a hospital, we can interact with clinicians and patients on a virtual basis, using video conferencing and other non-direct means. We expect these virtual interactions with clinicians and patients to continue into the future until the pandemic subsides, and perhaps as a best practice in the future. To that end, we have continued to expand our commercial organization throughout the first quarter of 2020 by adding to our direct sales force.

We invest substantial resources in our Reimbursement Department to improve operational efficiencies and enhance individual payer expertise, while continuing our strategic focus of payer development. Our Payer Development group is composed of both strategic and analytical teams, with focus on payer decision-maker relationships and education, payer policy development and revision, payer contract negotiations, and payer data analysis. Our experienced Reimbursement Operations group is responsible for verifying patient insurance benefits, individual patient case development, prior authorization submissions, case follow-up, and appeals when necessary. Since the onset of COVID-19, our Reimbursement Department has been actively working with Medicare and a broad base of private payers to understand the ever-changing reimbursement criteria that are being introduced. We have seen increasing flexibility in coverage criteria with select payers in which they will now allow the use of virtual patient interactions in place of the previously required in-person interactions. However, the extent to which these changes will impact our business in the future is not determinable at this time.

We also have a clinical team, consisting of a scientific advisory board, in-house therapists and nurses, and a medical director (part-time), that serves as a resource to clinicians and patients and guides the development of clinical evidence in support of our products. Most clinical studies require observation and interaction with clinicians and patients to monitor results and progress. Given the impact of COVID-19, patient recruitment for our clinical studies involving our products and clinical outcomes has been suspended.  We do not have an expectation for when the clinical studies will resume.

We rely on third party contract manufacturers for the sourcing of parts, the assembly of our controllers and the manufacturing of the garments used with our systems. We conduct final assembly of the garments used with our Flexitouch system, perform quality assurance and ship our products from our facility in Minneapolis, Minnesota.

To date, our supply chain has not been materially impacted by COVID-19.  We continue to receive our product on time and believe that we have enough safety stock to meet our short and mid-term demand. However, we cannot assure you that our supply chain will not be materially impacted in the future.

For the three months ended March 31, 2020, we generated revenue of $43.7 million and had a net loss of $1.3 million, compared to revenue of $37.6 million and net income of $1.5 million for the three months ended March 31, 2019. Our primary sources of capital to date have been from operating income, private placements of our capital stock and capital raised in our initial public offering, which closed on August 2, 2016.

We operate in one segment for financial reporting purposes.

Results of Operations

Comparison of the Three Months Ended March 31, 2020 and 2019

The following table presents our results of operations for the periods indicated:

	Three Months Ended
	March 31,				Change
(In thousands)	2020		2019		$	%
Condensed Consolidated Statement		% of		% of
of Operations Data:		revenue		revenue
Revenue
Sales revenue	$37,623	86%	$30,831	82%	$6,792	22%
Rental revenue	6,052	14%	6,786	18%	(734)	(11)%
Total revenue	43,675	100%	37,617	100%	6,058	16%
Cost of revenue
Cost of sales revenue	10,922	25%	9,412	25%	1,510	16%
Cost of rental revenue	1,680	4%	1,947	5%	(267)	(14)%
Total cost of revenue	12,602	29%	11,359	30%	1,243	11%
Gross profit
Gross profit - sales revenue	26,701	61%	21,419	57%	5,282	25%
Gross profit - rental revenue	4,372	10%	4,839	12%	(467)	(10)%
Gross profit	31,073	71%	26,258	70%	4,815	18%
Operating expenses
Sales and marketing	22,970	53%	17,391	46%	5,579	32%
Research and development	1,684	4%	1,281	3%	403	31%
Reimbursement, general and administrative	10,870	25%	9,388	25%	1,482	16%
Total operating expenses	35,524	81%	28,060	75%	7,464	27%
Loss from operations	(4,451)	(10)%	(1,802)	(5)%	(2,649)	147%
Other income	266	1%	161	—%	105	65%
Loss before income taxes	(4,185)	(10)%	(1,641)	(4)%	(2,544)	155%
Income tax benefit	(2,878)	(7)%	(3,113)	(8)%	235	(8)%
Net (loss) income	$(1,307)	(3)%	$1,472	4%	$(2,779)	(189)%

“N.M.” Not Meaningful

Revenue

Revenue increased $6.1 million, or 16%, to $43.7 million in the three months ended March 31, 2020, compared to $37.6 million in the three months ended March 31, 2019. Our revenue in the first two months of 2020 was ahead of our expectations. Beginning in March 2020, our revenue was negatively impacted by the COVID-19 pandemic, which disrupted our ability to access our clinician customers and their patients. Specifically, we saw healthcare facilities and clinics restricting access to their clinicians, reducing patient consultations, or closing temporarily due to COVID-19.

The growth in revenue in the three months ended March 31, 2020, compared to the three months ended March 31, 2019, was primarily attributable to an increase of approximately $4.5 million, or 13%, in sales and rentals of our Flexitouch system. The increase in Flexitouch system sales and rentals was largely driven by expansion of our salesforce, increased physician and patient awareness of the treatment options for lymphedema, the broad in-network coverage with national and regional insurance payers and growth in the Medicare channel. The growth in revenue was also attributable to an increase of approximately $1.6 million, or 45%, in sales and rentals of our Entre system in the three months ended March 31, 2020. The increase in Entre system sales and rentals was largely driven by the continued benefit from managing orders in-house and broad in-network coverage with national and regional insurance payers.

Revenue from the Veterans Administration represented 16% and 20% of total revenue in the three months ended March 31, 2020 and 2019, respectively. Revenue from Medicare represented 15% and 11% of total revenue in the three months ended March 31, 2020 and 2019, respectively.

The following tables summarize our revenue by product for the three months ended March 31, 2020 and 2019, both in dollars and percentage of total revenue:

	Three Months Ended
	March 31,		Change
(In thousands)	2020	2019	$	%
Revenue
Flexitouch system	$38,586	$34,109	$4,477	13%
Other products(1)	5,089	3,508	1,581	45%
Total	$43,675	$37,617	$6,058	16%

Percentage of total revenue
Flexitouch system	88%	91%
Other products(1)	12%	9%
Total	100%	100%
(1)	The “other products” line primarily includes revenue from our Entre system. The Actitouch system and the Airwear wrap contributed immaterial amounts of revenue for both of the three months ended March 31, 2020 and 2019.

Our business is affected by seasonality. In the first quarter of each year, when most patients have started a new insurance year and have not yet met their annual out-of-pocket payment obligations, we experience substantially reduced demand for our products. We typically experience higher revenue in the third and fourth quarters of the year when patients have met their annual insurance deductibles, thereby reducing their out-of-pocket costs for our products, and because patients desire to exhaust their flexible spending accounts at year end. This seasonality applies only to purchases and rentals of our products by patients covered by commercial insurance and is not relevant to Medicare, Medicaid or the Veterans Administration, as those payers either do not have plans that have declining deductibles over the course of the plan year and/or do not have plans that include patient deductibles for purchases or rentals of our products. Further, seasonality trends in 2020 may be significantly different than in prior years as a result of the COVID-19 pandemic and related impacts.

Cost of Revenue and Gross Margin

Cost of revenue increased $1.2 million, or 11%, to $12.6 million in the three months ended March 31, 2020, compared to $11.4 million in the three months ended March 31, 2019. The increase in cost of revenue was primarily attributable to an increase in the number of Flexitouch and Entre systems sold and rented, as well as additional manufacturing headcount to support increased volumes.

Sales gross margin was 71% of sales revenue in the three months ended March 31, 2020, compared to 70% of sales revenue in the three months ended March 31, 2019. Rental gross margin was 72% of rental revenue in the three months ended March 31, 2020, compared to 71% of rental revenue in the three months ended March 31, 2019. The total gross margin rate increase to 71% for the three months ended March 31, 2020, compared to 70% for the three months ended March 31, 2019, was primarily attributable to the composition of sales and rental mix by payer.

Sales and Marketing Expenses

Sales and marketing expenses increased $5.6 million, or 32%, to $23.0 million in the three months ended March 31, 2020, compared to $17.4 million in the three months ended March 31, 2019. The increase was primarily attributable to our continued investment in our field sales team, patient training and marketing initiatives to increase clinician awareness, resulting in an increase of $3.7 million in personnel-related compensation expense, including $0.1 million of incremental stock-based compensation expense, as well as an increase of $1.9 million in associated expenses.

Research and Development Expenses

Research and development (“R&D”) expenses increased $0.4 million, or 31%, to $1.7 million in the three months ended March 31, 2020, compared to $1.3 million in the three months ended March 31, 2019, which increase was primarily attributable to continued investment in our R&D team and increased clinical studies projects.

Reimbursement, General and Administrative Expenses

Reimbursement, general and administrative expenses increased $1.5 million, or 16%, to $10.9 million in the three months ended March 31, 2020, compared to $9.4 million in the three months ended March 31, 2019. This increase was primarily attributable to a $0.9 million increase in occupancy costs, depreciation expense as well as legal and professional fees. The increase in reimbursement, general and administrative expenses was also attributable to a $0.6 million increase in personnel-related compensation expense as a result of increased headcount in our reimbursement operations, payer development and corporate functions.

Other Income, Net

Other income, net, was $0.3 million and $0.2 million for the three months ended March 31, 2020 and 2019, respectively. The increase in other income was primarily due to the interest income realized on marketable securities and a one-time gain on a cost method investment.

Income Taxes

We recorded an income tax benefit of $2.9 million and $3.1 million for the three months ended March 31, 2020 and 2019, respectively. The primary driver of the change in our income tax benefit was a decrease in tax-deductible share-based compensation activity, as compared to the prior year period.

Liquidity and Capital Resources

Cash Flows

At March 31, 2020, our principal sources of liquidity were cash and cash equivalents of $32.3 million, marketable securities of $12.5 million and net accounts receivable of $30.8 million, as well as the borrowing capacity available under our Credit Agreement.

The following table summarizes our cash flows for the periods indicated:

	Three Months Ended
	March 31,
(In thousands)	2020	2019
Net cash provided by (used in):
Operating activities	$909	$1,273
Investing activities	9,606	3,725
Financing activities	(988)	(1,549)
Net increase in cash and cash equivalents	$9,527	$3,449

Operating Activities

Net cash provided by operating activities during the three months ended March 31, 2020, was $0.9 million, resulting from a net loss of $1.3 million and non-cash net income adjustments of $4.4 million, which were offset by a net increase in operating assets and liabilities of $2.2 million. The non-cash net income adjustments consisted primarily of $2.7 million of stock-based compensation expense, a $0.9 million decrease in deferred taxes and $0.7 million of depreciation and amortization expense. The uses of cash related to changes in operating assets primarily consisted of increases in the income taxes receivable of $4.2 million, inventories of $3.3 million and net investment in leases of $0.7 million, partially offset by a decrease in accounts receivable of $1.7 million. The changes in operating liabilities consisted of increases in accounts payable of $4.7 million and accrued expenses of $1.0 million, partially offset by a decrease in accrued payroll and related taxes of $1.8 million.

Net cash provided by operating activities during the three months ended March 31, 2019, was $1.3 million, resulting from net income of $1.5 million and non-cash net income adjustments of $1.5 million, which were offset by a net increase in operating assets and liabilities of $1.7 million. The non-cash net income adjustments consisted of $2.8 million of stock-based compensation expense and $1.0 million of depreciation and amortization expense, partially offset by deferred income tax changes of $2.3 million. The uses of cash related to changes in operating assets primarily consisted of increases in net investment in leases of $3.4 million, right of use operating lease assets of $3.4 million and income taxes receivable of $1.0 million, partially offset by a decrease in accounts receivable of $2.7 million. The changes in operating liabilities consisted of increases in right of use operating lease liabilities of $3.5 million and accounts payable of $0.7 million, partially offset by a decrease in accrued payroll and related taxes of $0.6 million. These changes occurred primarily due to the adoption of ASC 842.

Investing Activities

Net cash provided by investing activities during the three months ended March 31, 2020, was $9.6 million, primarily consisting of $10.0 million in proceeds from maturities of marketable securities partially offset by $0.4 million in purchases of property and equipment.

Net cash provided by investing activities during the three months ended March 31, 2019, was $3.7 million, primarily consisting of $4.5 million in maturities of marketable securities partially offset by $0.7 million in purchases of property and equipment.

Financing Activities

Net cash used in financing activities during the three months ended March 31, 2020, was $1.0 million, consisting primarily of $1.2 million in taxes paid for the net share settlement of restricted stock units.

Net cash used in financing activities during the three months ended March 31, 2019, was $1.5 million, consisting of $2.4 million in taxes paid for the net share settlement of restricted stock units, offset by proceeds from exercises of common stock options of $0.9 million.

Credit Agreement

On August 3, 2018, we entered into a credit agreement with Wells Fargo Bank, National Association, which was amended by a First Amendment dated February 12, 2019, a Waiver and Second Amendment dated March 25, 2019, and a Third Amendment dated August 2, 2019 (collectively, the “Credit Agreement”), which expires on August 3, 2021.

The Credit Agreement provides for a $10.0 million revolving credit facility, with the ability to increase the amount of the revolving loans available and/or add one or more term loan facilities not to exceed an incremental $25.0 million, subject to satisfaction of certain conditions. As of March 31, 2020, and the date on which we filed this report, we did not have any outstanding borrowings under the Credit Agreement.

Our obligations under the Credit Agreement are secured by a security interest in substantially all of our and our subsidiaries’ assets and are also guaranteed by our subsidiaries. The Credit Agreement contains a number of restrictions and covenants, including that we maintain compliance with a maximum leverage ratio and a minimum liquidity covenant. As of March 31, 2020, we were in compliance with all financial covenants under the Credit Agreement. For additional information on the Credit Agreement, see Note 9 – “Credit Agreement” to the condensed consolidated financial statements in this report.

Adequacy of Capital Resources

Our future capital requirements may vary significantly from those now planned and will depend on many factors, including:

●	the impact of the COVID-19 pandemic on our business;
●	sales and marketing resources needed to further penetrate our market;
●	expansion of our operations domestically and/or internationally;
●	response of competitors to our solutions and applications;
●	costs associated with clinical research activities;
●	costs to develop and implement new products; and
●	use of capital for acquisitions or licenses, if any.

Historically, we have experienced increases in our expenditures consistent with the growth in our revenue, operations and personnel, and we anticipate that our expenditures will continue to increase as we expand our business.

Although the impact of the COVID-19 pandemic is difficult to predict, we believe our cash, cash equivalents, marketable securities and cash flows from operations together with the Credit Agreement will be sufficient to meet our working capital and capital expenditure requirements for at least the next twelve months.

Inflation and changing prices did not have a material effect on our business during the three months ended March 31, 2020, and we do not expect that inflation or changing prices will materially affect our business for at least the next twelve months.

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

Coronavirus Aid, Relief, and Economic Security (CARES) Act

On March 27, 2020 the CARES Act was signed into law. The CARES Act is a tax-and-spending package intended to provide economic relief to address the impact of the COVID-19 pandemic. The CARES Act includes several tax provisions that, among other things, allow businesses to carry back net operating losses (“NOLs”) arising in 2018, 2019, and 2020 to the prior five tax years. As a result, we were able to carry back NOLs allowing us to record a $2.6 million income tax receivable.

Contractual and Commercial Commitments Summary

For a discussion on our contractual and commercial commitments, see Item 7, “Contractual and Commercial Commitments Summary,” included in our Annual Report on Form 10-K for the year ended December 31, 2019.  There have been no material changes since December 31, 2019.

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

Critical Accounting Policies and Estimates

A “critical accounting policy” is one that is both important to the portrayal of our financial condition and results and requires management’s most subjective or complex judgments, often as a result of the need to make estimates about the effect of items that are inherently uncertain. For additional information, please see the discussion of our significant accounting policies under “Critical Accounting Policies and Significant Estimates” in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2019.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

For a discussion on our market risks, see Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” included in our Annual Report on Form 10-K for the year ended December 31, 2019.  There have been no material changes since December 31, 2019.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2020. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 31, 2020, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, that occurred during the quarter ended March 31, 2020, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

From time to time, we are subject to various claims and legal proceedings arising in the ordinary course of business. Regardless of outcome, litigation can have an adverse impact on us because of defense and settlement costs, diversion of management resources, and other factors.

On February 13, 2019, we were served with a sealed amended complaint venued in the United States District Court in the Southern District of Texas, Houston Division, captioned United States ex rel Veterans First Medical Supply, LLC vs. Tactile Medical Systems Technology, Inc., Case No. 18-2871, which had been filed on January 23, 2019. The complaint is a qui tam action on behalf of the United States brought by one of our competitors.  The United States has declined to intervene in this action.  The complaint alleges that we violated the Federal Anti-Kickback Statute claiming that we submitted false claims and made false statements in connection with the Medicare and Medicaid programs, and that we engaged in unlawful retaliation in violation of the Federal False Claims Act.  The complaint seeks damages, statutory penalties, attorneys’ fees, treble damages and costs. We filed a motion to dismiss on April 5, 2019. This motion was denied on February 21, 2020. On March 6, 2020, we filed our answer to the complaint and asserted counterclaims. We believe that the plaintiff’s allegations are without merit and we intend to continue to vigorously defend against the lawsuit.

Item 1A. Risk Factors.

In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the factors discussed in “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2019, which could materially affect our business, financial condition or future results. There have been no material changes in our risk factors from those disclosed in that report, except as set forth below.

The potential effects of the COVID-19 pandemic are likely to impact, and may exacerbate or trigger, many of our risk factors that were included in the “Risk Factors” section of our Annual Report on Form 10-K for the year ended December 31, 2019. In addition, the following risk factor is added:

The COVID -19 pandemic has adversely affected, and we expect that it will continue to adversely affect, our business, financial condition and results of operations.

The COVID-19 pandemic, and efforts taken to address the pandemic, have negatively impacted the global economy and our business, and are expected to continue to have negative effects.  The pandemic has caused us to modify many of our business practices, but we cannot assure you that those modifications will be successful in mitigating the negative impacts of COVID-19.  As described elsewhere in this report, as a result of the COVID-19 pandemic, a number of healthcare facilities and clinics have restricted access to their clinicians, reduced patient consultations and treatments, or closed temporarily due to the pandemic.  Further, due to the impact of COVID-19, patient recruitment for our clinical studies involving our products and clinical outcomes has been suspended.

Further, the extent to which the COVID-19 pandemic will impact our business, financial condition and results of operations in the future will depend on future developments, which are highly uncertain and cannot be predicted, including, but not limited to, the duration, spread, severity, and impact of the COVID-19 pandemic, the effects of the COVID-19 pandemic on our clinician customers and their patients, our suppliers and our payers, and the remedial actions and stimulus measures adopted by governmental authorities, and to what extent normal economic and operating conditions can resume.  Even after the COVID-19 pandemic has subsided, we may continue to experience adverse impacts to our business as a result of any economic recession or depression that has occurred or may occur in the future.

The potential negative impacts of the COVID-19 pandemic on us include, but are not limited to:

●	reduced demand for our products;
●	reductions in coverage or reimbursement of our products by payers;
●	our inability to effectively conduct virtual patient demonstrations and trainings;
●	continued restricted access to clinicians, further reduced patient consultations and treatments, and additional or further closures of healthcare facilities and clinics;
●	disruptions to our supply chain;
●	limitations on the ability of our workforce to perform their duties effectively;
●	disruptions in the timely delivery of our products to patients;
●	increased risks of phishing and other cybersecurity attacks;
●	delayed reviews and approvals by the U.S. Food and Drug Administration;
●	increased unemployment rates in the U.S., which may lead to a reduced number of patients with available insurance coverage, resulting in a reduction in the demand for our products;
●	significant stock market volatility, resulting in extreme price and volume fluctuations;
●	our inability to focus on or expend resources toward the expansion of our business;
●	delays or impediments related to the search for a new Chief Executive Officer; and
●	adverse impact on liquidity or sources of capital.

Given the evolving health, economic, social and governmental impacts of the COVID-19 pandemic, the potential impact that the COVID-19 pandemic could have on us remains uncertain, but it could have a material adverse effect on our business, financial condition and results of operations.

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

At March 31, 2020, the net proceeds from our initial public offering were held in a diversified portfolio of bank deposits, government money market funds, government securities (U.S. Treasury and U.S. government agency securities), and high-grade short-term corporate bonds. All investments were in compliance with our Investment Policy and are highly liquid, with liquidity and capital preservation being the primary investment objectives. There has been no material change in our planned uses of the net proceeds from those described in the Prospectus dated July 27, 2016.

Item 3. Defaults Upon Senior Securities.

Not applicable.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

The exhibits filed as part of this Quarterly Report on Form 10-Q are set forth on the Exhibit Index below.

EXHIBIT INDEX

Incorporated by Reference
Exhibit				Exhibit	Filed
Number	Description of Exhibit	Form	Date of Filing	Number	Herewith

3.1	Amended and Restated Certificate of Incorporation, as amended through May 9, 2019	8-K	05/09/2019	3.2

3.2	Amended and Restated By-laws, effective May 9, 2019	8-K	05/09/2019	3.3

10.1	Form of Non-Qualified Stock Option Agreement under 2016 Equity Incentive Plan (to be used for awards beginning in 2020)				X

10.2	Form of Incentive Stock Option Agreement under 2016 Equity Incentive Plan (to be used for awards beginning in 2020)				X

10.3	Form of Restricted Stock Unit Award Agreement under 2016 Equity Incentive Plan (to be used for awards beginning in 2020)				X

10.4	Form of Performance Stock Unit Agreement under 2016 Equity Incentive Plan (to be used for awards beginning in 2020)				X

10.5	Non-Employee Director Compensation Policy	10-K	02/26/2020	10.19

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) / 15d-14(a) of the Securities Exchange Act of 1934, as amended				X

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) / 15d-14(a) of the Securities Exchange Act of 1934, as amended				X

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X

101.1

The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2020, formatted in Inline XBRL: (i) Balance Sheets, (ii) Statements of Operations, (iii) Statements of Comprehensive (Loss) Income, (iv) Statements of Stockholders’ Equity, (v) Statements of Cash Flows, and (vi) Notes to the Condensed Consolidated Financial Statements

X

104.1	Cover page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101.1)	X

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Tactile Systems Technology, Inc.

Date: May 4, 2020	By:	/s/ Brent A. Moen
Brent A. Moen
Chief Financial Officer
(Principal financial and accounting officer)