Form 10-Q
period 2020-06-30
TACTILE SYSTEMS TECHNOLOGY INC
filed 2020-08-03
CIK 1027838

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2020

or

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

19,413,004 shares of common stock, par value $0.001 per share, were outstanding as of July 31, 2020.

Forward-Looking Information

All statements, other than statements of historical facts, contained in this Quarterly Report on Form 10-Q, including statements regarding our business, operations and financial performance and condition, as well as our plans, objectives and expectations for our business, operations and financial performance and condition, are forward-looking statements. In some cases, you can identify forward-looking statements by the following words: "anticipate," "believe," "continue," "could," "estimate," "expect," "intend," "may," "might," "target," "ongoing," "plan," "potential," "predict," "project," "should," "will," "would," or the negative of these terms or other comparable terminology, although not all forward-looking statements contain these words. Forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our results, levels of activity, performance or achievements to be materially different from the information expressed or implied by the forward-looking statements in this Quarterly Report on Form 10-Q. These risks, uncertainties and other factors include, but are not limited to:

●	the impacts of the COVID-19 pandemic on our business, financial condition and results of operations, and our inability to mitigate such impacts;
●	the adequacy of our liquidity to pursue our business objectives;
●	our ability to obtain reimbursement from third party payers for our products;
●	our Chief Executive Officer transition, including disruptions and uncertainties related thereto, the potential impact on our business and future strategic direction resulting from our transition to a new Chief Executive Officer and our ability to retain other key members of senior management;
●	loss or retirement of key executives;
●	adverse economic conditions or intense competition;
●	loss of a key supplier;
●	entry of new competitors and products;
●	adverse federal, state and local government regulation;
●	technological obsolescence of our products;
●	technical problems with our research and products;
●	our ability to expand our business through strategic acquisitions;
●	our ability to integrate acquisitions and related businesses;
●	price increases for supplies and components;
●	the effects of current and future U.S. and foreign trade policy and tariff actions; and
●	the inability to carry out research, development and commercialization plans.

You should read the matters described in "Risk Factors" and the other cautionary statements made in our Annual Report on Form 10-K for the year ended December 31, 2019, in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2020, and in this Quarterly Report on Form 10-Q. We cannot assure you that the forward-looking statements in this report will prove to be accurate and therefore you are encouraged not to place undue reliance on forward-looking statements. Actual results or events could differ materially from the plans, intentions and expectations disclosed in the forward-looking statements we make. You are urged to carefully review and consider the various disclosures made by us in this report and in other filings with the

Securities and Exchange Commission (the “SEC”) that advise of the risks and factors that may affect our business. Other than as required by law, we undertake no obligation to update or revise these forward-looking statements, even though our situation may change in the future. Our forward-looking statements do not reflect the potential impact of any future acquisitions, mergers, dispositions, joint ventures or investments that we may make.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

Tactile Systems Technology, Inc.
Condensed Consolidated Balance Sheets
(Unaudited)
	June 30,	December 31,
(In thousands, except share and per share data)	2020	2019
Assets
Current assets
Cash and cash equivalents	$31,341	$22,770
Marketable securities	6,013	22,464
Accounts receivable	30,552	33,444
Net investment in leases	8,689	8,147
Inventories	24,826	19,059
Income taxes receivable	960	—
Prepaid expenses and other current assets	2,195	2,451
Total current assets	104,576	108,335
Non-current assets
Property and equipment, net	7,009	7,408
Right of use operating lease assets	15,126	15,885
Intangible assets, net	1,674	5,312
Accounts receivable, non-current	5,881	4,184
Deferred income taxes	4,745	8,970
Other non-current assets	2,519	1,658
Total non-current assets	36,954	43,417
Total assets	$141,530	$151,752
Liabilities and Stockholders' Equity
Current liabilities
Accounts payable	$5,686	$3,843
Accrued payroll and related taxes	6,971	10,098
Accrued expenses	3,743	4,498
Income taxes payable	—	632
Operating lease liabilities	1,508	1,454
Other current liabilities	2,578	903
Total current liabilities	20,486	21,428
Non-current liabilities
Accrued warranty reserve, non-current	2,861	2,541
Income taxes, non-current	—	54
Operating lease liabilities, non-current	14,798	15,134
Total non-current liabilities	17,659	17,729
Total liabilities	38,145	39,157

Commitments and Contingencies (see Note 10)

Stockholders’ equity:
Preferred stock, $0.001 par value, 50,000,000 shares authorized; none issued and outstanding as of June 30, 2020 and December 31, 2019	—	—
Common stock, $0.001 par value, 300,000,000 shares authorized; 19,411,404 shares issued and outstanding as of June 30, 2020; 19,152,715 shares issued and outstanding as of December 31, 2019	19	19
Additional paid-in capital	97,818	91,874
Retained earnings	5,519	20,676
Accumulated other comprehensive income	29	26
Total stockholders’ equity	103,385	112,595
Total liabilities and stockholders’ equity	$141,530	$151,752

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Tactile Systems Technology, Inc.
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands, except share and per share data)	2020	2019	2020	2019
Revenue
Sales revenue	$29,518	$38,790	$67,141	$69,621
Rental revenue	5,602	6,410	11,654	13,196
Total revenue	35,120	45,200	78,795	82,817
Cost of revenue
Cost of sales revenue	8,388	11,586	19,310	20,998
Cost of rental revenue	1,820	2,109	3,500	4,056
Total cost of revenue	10,208	13,695	22,810	25,054
Gross profit
Gross profit - sales revenue	21,130	27,204	47,831	48,623
Gross profit - rental revenue	3,782	4,301	8,154	9,140
Gross profit	24,912	31,505	55,985	57,763
Operating expenses
Sales and marketing	17,398	18,418	40,368	35,809
Research and development	1,105	1,234	2,789	2,515
Reimbursement, general and administrative	14,372	8,811	25,242	18,205
Total operating expenses	32,875	28,463	68,399	56,529
(Loss) income from operations	(7,963)	3,042	(12,414)	1,234
Other income	36	165	302	332
(Loss) income before income taxes	(7,927)	3,207	(12,112)	1,566
Income tax expense (benefit)	5,923	422	3,045	(2,691)
Net (loss) income	$(13,850)	$2,785	$(15,157)	$4,257
Net (loss) income per common share
Basic	$(0.72)	$0.15	$(0.79)	$0.23
Diluted	$(0.72)	$0.14	$(0.79)	$0.22
Weighted-average common shares used to compute net (loss) income per common share
Basic	19,337,644	18,881,526	19,255,612	18,814,511
Diluted	19,337,644	19,591,129	19,255,612	19,619,213

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Tactile Systems Technology, Inc.
Condensed Consolidated Statements of Comprehensive (Loss) Income
(Unaudited)
	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands)	2020	2019	2020	2019
Net (loss) income	$(13,850)	$2,785	$(15,157)	$4,257
Other comprehensive (loss) income:
Unrealized (loss) gain on marketable securities	(36)	34	(7)	64
Income tax related to items of other comprehensive (loss) income	27	(9)	10	(16)
Total other comprehensive (loss) income	(9)	25	3	48
Comprehensive (loss) income	$(13,859)	$2,810	$(15,154)	$4,305

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Tactile Systems Technology, Inc.
Condensed Consolidated Statements of Stockholders’ Equity
(Unaudited)
					Accumulated
			Additional		Other
	Common Stock		Paid-In	Retained	Comprehensive
(In thousands, except share data)	Shares	Par Value	Capital	Earnings	(Loss) Income	Total
Balances, March 31, 2020	19,226,665	$19	$93,614	$19,369	$38	$113,040
Stock-based compensation	—	—	2,396	—	—	2,396
Exercise of common stock options and vesting of restricted stock units	148,898	—	376	—	—	376
Taxes paid for net share settlement of restricted stock units	(7,812)	—	(393)	—	—	(393)
Common shares issued for employee stock purchase plan	43,653	—	1,825	—	—	1,825
Comprehensive loss for the period	—	—	—	(13,850)	(9)	(13,859)
Balances, June 30, 2020	19,411,404	$19	$97,818	$5,519	$29	$103,385

Balances, December 31, 2019	19,152,715	$19	$91,874	$20,676	$26	$112,595
Stock-based compensation	—	—	5,124	—	—	5,124
Exercise of common stock options and vesting of restricted stock units	245,084	—	548	—	—	548
Taxes paid for net share settlement of restricted stock units	(30,048)	—	(1,553)	—	—	(1,553)
Common shares issued for employee stock purchase plan	43,653	—	1,825	—	—	1,825
Comprehensive (loss) income for the period	—	—	—	(15,157)	3	(15,154)
Balances, June 30, 2020	19,411,404	$19	$97,818	$5,519	$29	$103,385

Balances, March 31, 2019	18,818,692	$19	$80,788	$11,177	$15	$91,999
Stock-based compensation	—	—	2,274	—	—	2,274
Exercise of common stock options and vesting of restricted stock units	105,830	—	681	—	—	681
Taxes paid for net share settlement of restricted stock units	(10,996)	—	(608)	—	—	(608)
Common shares issued for employee stock purchase plan	43,386	—	1,852	—	—	1,852
Comprehensive income for the period	—	—	—	2,785	25	2,810
Balances, June 30, 2019	18,956,912	$19	$84,987	$13,962	$40	$99,008

Balances, December 31, 2018	18,631,125	19	79,554	9,705	(8)	89,270
Stock-based compensation	—	—	5,057	—	—	5,057
Exercise of common stock options and vesting of restricted stock units	337,644	—	1,542	—	—	1,542
Taxes paid for net share settlement of restricted stock units	(55,243)	—	(3,018)	—	—	(3,018)
Common shares issued for employee stock purchase plan	43,386	—	1,852	—	—	1,852
Comprehensive income for the period	—	—	—	4,257	48	4,305
Balances, June 30, 2019	18,956,912	$19	$84,987	$13,962	$40	$99,008

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Tactile Systems Technology, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended June 30,
(In thousands)	2020	2019
Cash flows from operating activities
Net (loss) income	$(15,157)	$4,257
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Depreciation and amortization	1,450	1,978
Net amortization of premiums and discounts on securities available-for-sale	(89)	(145)
Deferred income taxes	4,282	(1,552)
Stock-based compensation expense	5,124	5,057
Gain on maturities of marketable securities	40	—
Impairment losses	4,025	—
Changes in assets and liabilities:
Accounts receivable	2,892	(426)
Net investment in leases	(542)	(5,869)
Inventories	(5,945)	(1,976)
Income taxes	(1,646)	(1,458)
Prepaid expenses and other assets	(317)	15
Right of use operating lease assets	135	(12)
Medicare accounts receivable, non-current	(1,697)	(725)
Accounts payable	1,602	1,637
Accrued payroll and related taxes	(3,127)	(415)
Accrued expenses and other liabilities	990	485
Net cash (used in) provided by operating activities	(7,980)	851
Cash flows from investing activities
Proceeds from maturities of securities available-for-sale	16,500	11,500
Purchases of securities available-for-sale	—	(5,929)
Purchases of property and equipment	(660)	(1,760)
Intangible assets costs	(109)	(97)
Net cash provided by investing activities	15,731	3,714
Cash flows from financing activities
Taxes paid for net share settlement of restricted stock units	(1,553)	(3,018)
Proceeds from exercise of common stock options	548	1,542
Proceeds from the issuance of common stock from the employee stock purchase plan	1,825	1,852
Net cash provided by financing activities	820	376
Net increase in cash and cash equivalents	8,571	4,941
Cash and cash equivalents – beginning of period	22,770	20,099
Cash and cash equivalents – end of period	$31,341	$25,040

Supplemental cash flow disclosure
Cash paid for taxes	$475	$322
Capital expenditures incurred but not yet paid	$241	$136

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

The results for the six months ended June 30, 2020, are not necessarily indicative of results to be expected for the year ending December 31, 2020, or for any other interim period or for any future year. The condensed consolidated interim financial statements should be read in conjunction with the audited financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2019.

Principles of Consolidation

The accompanying unaudited condensed consolidated financial statements include the accounts of Tactile Systems Technology, Inc. and its wholly owned subsidiary, Swelling Solutions, Inc. All intercompany balances and transactions have been eliminated in consolidation.

Risks and Uncertainties

Coronavirus (COVID-19)

The United States economy in general and our business specifically have been negatively affected by the COVID-19 pandemic. There are no reliable estimates of how long the pandemic will last or how many people are likely to be affected by it. For that reason, we are unable to reasonably estimate the long-term impact of the pandemic on our business at this time. Our first priority with regard to the COVID-19 pandemic is to ensure the safety and health of our employees, clinicians and patients. Subject to that, we are focusing our efforts on attempting to continue our business operations in this unprecedented environment. Part of our strategy includes changing many of our processes and practices in an effort to help mitigate the impact of COVID-19 on our business so that we can support our clinicians and safely make our at-home therapies available to patients. Since the onset of COVID-19, we have remained proactive to ensure we continue to adapt to our employees, clinicians and patients needs.  These changes to our business include, but are not limited to:

●	Initially, we modified our operations with the primary focus on keeping our employees safe while continuing to serve our clinicians and patients. As an essential business under federal guidelines, we continued to manufacture product and implemented multiple, smaller rotational shifts and other best practices to help protect the health and safety of our workforce. More recently, we have migrated closer to our pre-COVID work shifts, however we have implemented more stringent safety measures including mandatory use of face masks, social distancing and temperature checks for our employees.
●	We have continued to incorporate remote and flexible work arrangements for employees whenever possible, including real-time, online training of our new sales representatives.
●	Continuing employee travel and contact restrictions to reduce exposure.
●	Collaborating with payers to modify coverage requirements by serving patients virtually.
●	In concert with COVID-19 social distancing requirements and recommendations, we moved to a “no contact” virtual patient training model. This new model substantially reduced the need for in-person contact and visits to patients’ homes and clinics in order to protect the health and limit the exposure of both our trainers and patients. Accordingly in the second quarter of 2020, we inactivated our independent healthcare practitioners, who acted as at-home trainers to educate patients on the proper use of our systems, in order to allow these individuals to have access to specific COVID related financial relief.
●	We continue to transition large, in-person medical education programs in favor of conducting virtual meetings whenever possible.
●	When in-person visits are required, we are supporting clinicians and patients by using rigorous infection control practices.

We cannot assure you that these changes to our processes and practices will be successful in mitigating the impact of COVID-19 on our business. We continue to evaluate and, if appropriate, will adopt other measures in the future related to the ongoing safety of our employees, clinicians and patients.

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

Comprehensive (Loss) Income

Comprehensive (loss) income reflects the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. Our comprehensive (loss) income represents net (loss) income adjusted for unrealized gains and losses on available-for-sale marketable securities and the related taxes.

Note 3. Summary of Significant Accounting Policies

Significant Accounting Policies

There were no material changes in our significant accounting policies during the six months ended June 30, 2020, except as set forth below. See Note 3 – “Summary of Significant Accounting Policies” to the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2019, for information regarding our significant accounting policies.

Impairment of Long-Lived Assets

We review long-lived assets, including property and equipment and patents, for impairment whenever events or changes in business circumstances indicate that the carrying amount of an asset may not be fully recoverable. We assess long-lived assets used in operations for impairment indicators, including when undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying amount.

In the second quarter of 2020, we reevaluated the Airwear wrap go-to market plan, and determined to focus our strategy on more advanced solutions within our core, long-standing Flexitouch and Entre franchises. Accordingly, we made the strategic decision to discontinue the Airwear wrap in the second quarter of 2020. Due to the planned discontinuation of the product line, we recorded a $4.0 million non-cash impairment charge to fully write-off the inventory and long-lived assets of the Airwear wrap in the quarter ended June 30, 2020. The majority of the impairment charge was comprised of the intangible assets and property and equipment, totaling $3.6 million, and was classified within the reimbursement, general and administrative line of the Condensed Consolidated Statements of Operations. The inventory-related component of the impairment charge was $0.4 million, and was classified within the cost of revenue line of the Condensed Consolidated Statements of Operations.

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

Accounting Pronouncements Issued Not Yet Adopted

In December 2019, the FASB issued ASU No. 2019-12, “Income Taxes (Topic 740) — Simplifying the Accounting for Income Taxes” (“ASU 2019-12”), which is intended to simplify various aspects of the accounting for income taxes. ASU 2019-12 removes certain exceptions to the general principles in Topic 740 and also clarifies and amends existing guidance to improve consistent application. This guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2020, with early adoption permitted. We are currently evaluating the applicability and impact of the standard on our condensed consolidated financial statements and related disclosures.

Note 4. Marketable Securities

Our investments in marketable securities, all of which have original contractual maturities of less than twelve months, are classified as available-for-sale and consist of the following:

	At June 30, 2020
	Amortized	Unrealized		Fair
(In thousands)	Cost	Gains	Losses	Value
U.S. government and agency obligations	$5,999	$14	$—	$6,013
Corporate debt securities	—	—	—	—
Marketable securities	$5,999	$14	$—	$6,013

	At December 31, 2019
	Amortized	Unrealized		Fair
(In thousands)	Cost	Gains	Losses	Value
U.S. government and agency obligations	$19,950	$14	$1	$19,963
Corporate debt securities	2,493	8	—	2,501
Marketable securities	$22,443	$22	$1	$22,464

Net pre-tax unrealized gains for marketable securities at June 30, 2020, were recorded as a component of accumulated other comprehensive income in stockholders' equity. There were no sales of marketable securities during the six months ended June 30, 2020.

There were no marketable securities in an unrealized loss position at June 30, 2020.

At December 31, 2019, unrealized losses and the fair value of marketable securities aggregated by investment category and the length of time the securities were in a continuous loss position, were as follows:

	At December 31, 2019
	Less than 12 months		12 months or more		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(In thousands)	Value	Losses	Value	Losses	Value	Losses
U.S. government and agency obligations	$5,997	$1	$—	$—	$5,997	$1
Corporate debt securities	—	—	—	—	—	—
Marketable securities	$5,997	$1	$—	$—	$5,997	$1

Note 5. Inventories

Inventories consisted of the following:

(In thousands)	At June 30, 2020	At December 31, 2019
Finished goods	$9,730	$6,508
Component parts and work-in-process	15,096	12,551
Total inventories	$24,826	$19,059

Note 6. Intangible Assets

Our patents and other intangible assets are summarized as follows:

	Weighted-	At June 30, 2020
	Average	Gross
	Amortization	Carrying	Accumulated	Net
(In thousands)	Period	Amount	Amortization	Amount
Patents	12 years	$339	$48	$291
Defensive intangible assets	5 years	1,125	335	790
Customer accounts	3 years	125	50	75
Total amortizable intangible assets		1,589	433	1,156
Patents pending		518	—	518
Total intangible assets		$2,107	$433	$1,674

	Weighted-	At December 31, 2019
	Average	Gross
	Amortization	Carrying	Accumulated	Net
(In thousands)	Period	Amount	Amortization	Amount
Patents	11 years	$4,386	$447	$3,939
Defensive intangible assets	5 years	1,125	250	875
Customer accounts	3 years	125	37	88
Total amortizable intangible assets		5,636	734	4,902
Patents pending		410	—	410
Total intangible assets		$6,046	$734	$5,312

Amortization expense was $0.1 million for each of the three months ended June 30, 2020 and 2019, and $0.3 million for each of the six months ended June 30, 2020 and 2019. Future amortization expenses are expected as follows:

(In thousands)
2020 (July 1 - December 31)	$114
2021	228
2022	228
2023	198
2024	177
Thereafter	211
Total	$1,156

Note 7. Accrued Expenses

Accrued expenses consisted of the following:

(In thousands)	At June 30, 2020	At December 31, 2019
Warranty	$1,347	$1,218
Legal and consulting	817	617
Travel and business	457	776
In-transit inventory	255	106
Sales and use tax	158	200
Clinical studies	51	85
Lease termination costs	—	1,200
Other	658	296
Total	$3,743	$4,498

Note 8. Warranty Reserves

The activity in the warranty reserve during and as of the end of the reporting periods presented was as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands)	2020	2019	2020	2019
Beginning balance	$4,242	$2,727	$3,759	$2,572
Warranty provision	372	595	1,277	857
Processed warranty claims	(406)	(320)	(828)	(427)
Ending balance	$4,208	$3,002	$4,208	$3,002

Accrued warranty reserve, current	$1,347	$958	$1,347	$958
Accrued warranty reserve, non-current	2,861	2,044	2,861	2,044
Total accrued warranty reserve	$4,208	$3,002	$4,208	$3,002

Note 9. Credit Agreement

On August 3, 2018, we entered into a credit agreement with Wells Fargo Bank, National Association, which was amended by a First Amendment dated February 12, 2019, a Waiver and Second Amendment dated March 25, 2019, and a Third Amendment dated August 2, 2019 (collectively, the “Credit Agreement”), which expires on August 3, 2021.

The Credit Agreement provides for a $10.0 million revolving credit facility. Subject to satisfaction of certain conditions, we may increase the amount of the revolving loans available under the Credit Agreement and/or add one or more term loan facilities in an amount not to exceed an incremental $25.0 million in the aggregate, such that the total aggregate principal amount of loans available under the Credit Agreement (including under the revolving credit facility) does not exceed $35.0 million. As of June 30, 2020, and the date on which we filed this report, we did not have any outstanding borrowings under the Credit Agreement.

Our obligations under the Credit Agreement are secured by a security interest in substantially all of our and our subsidiaries’ assets and are also guaranteed by our subsidiaries. The Credit Agreement contains a number of restrictions and covenants, including that we maintain compliance with a maximum leverage ratio and a minimum liquidity covenant. As of June 30, 2020, we were in compliance with all financial covenants under the Credit Agreement.

Note 10. Commitments and Contingencies

Lease Obligations

We lease property and equipment under operating leases, typically with terms greater than 12 months, and determine if an arrangement contains a lease at inception. In general, an arrangement contains a lease if there is an identified asset and we have the right to direct the use of and obtain substantially all of the economic benefit from the use of the identified asset. We record an operating lease liability at the present value of lease payments over the lease term on the commencement date. The related right of use (“ROU”) operating lease asset reflects rental escalation clauses, as well as renewal options and/or termination options. The exercise of lease renewal and/or termination options are at our discretion and are included in the determination of the lease term and lease payment obligations when it is deemed reasonably certain that the option will be exercised. When available, we use the rate implicit in the lease to discount lease payments to present value; however, certain leases do not provide a readily determinable implicit rate. Therefore, we must estimate our incremental borrowing rate to discount the lease payments based on information available at lease commencement.

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

Buildings

We lease certain office and warehouse space at various locations in the United States where we provide services. These leases are typically greater than one year with fixed, escalating rents over the noncancelable terms and, therefore, ROU operating lease assets and operating lease liabilities are recorded on the Condensed Consolidated Balance Sheet, with rent expense to be recognized on a straight-line basis over the term of the lease. The remaining lease terms vary from approximately one to ten years as of June 30, 2020.

In March 2008, we entered into a noncancelable operating lease agreement for building space for our previous corporate headquarters that provided for monthly rent, real estate taxes and operating expenses that was subsequently extended to July 31, 2021. Due to the move to our new headquarters in September 2019, we entered into a termination agreement for our former corporate headquarters on December 31, 2019. We agreed to pay $1.2 million in order to terminate all future rights and obligations of the lease. The lease was removed from our ROU operating lease assets and operating lease liabilities and the total net loss on termination of $1.1 million was recorded in the reimbursement, general and administrative line of our Condensed Consolidated Statements of Operations.

We entered into a lease (“initial lease”) in October 2018, for approximately 80,000 square feet of office space for our new corporate headquarters in Minneapolis, Minnesota. In December 2018, we amended the initial lease to add approximately 29,000 square feet of additional office space, which is accounted for as a separate lease (“second lease”) in accordance with ASU No. 2016-02, “Leases” (Topic 842) (“ASC 842”). In December 2019, we further amended the lease which extended the expiration date of the initial lease, extended the expiration date of and added approximately 4,000 square feet to the second lease, as well as added approximately 37,000 square feet of additional office space, accounted for as a separate lease (“third lease”) in accordance with ASC 842. The portion of the space under the initial lease was placed in service in September 2019. This portion was recognized as an operating lease and included in the ROU operating lease assets and operating lease liabilities on the Condensed Consolidated Balance Sheets. The portion of the space covered under the second lease is expected to be occupied and commence in the second half of 2020 and the portion of the space covered under the third lease is expected to be occupied and commence in the second half of 2021.

Vehicles

We lease vehicles for certain members of our field sales organization under a vehicle fleet program whereby the initial, noncancelable lease is for a term of 367 days, thus more than one year. Subsequent to the initial term, the lease becomes a month-to-month, cancelable lease. As of June 30, 2020, we had approximately 65 vehicles with agreements within the initial, noncancelable lease term that are recorded as ROU operating lease assets and operating lease liabilities. In addition to monthly rental fees specific to the vehicle, there are fixed monthly nonlease components that have been included in the ROU operating lease assets and operating lease liabilities. The nonlease components are not significant.

Computer and Office Equipment

We also have operating lease agreements for certain computer and office equipment. The remaining lease terms as of June 30, 2020, ranged from less than one year to approximately four years with fixed monthly payments that are included in the ROU operating lease assets and operating lease liabilities. The leases provide an option to purchase the related equipment at fair market value at the end of the lease. The leases will automatically renew as a month-to-month rental at the end of the lease if the equipment is not purchased or returned.

Lease Position, Undiscounted Cash Flow and Supplemental Information

The table below presents information related to our ROU operating lease assets and operating lease liabilities that we have recorded:

(In thousands)	At June 30, 2020	At December 31, 2019
Right of use operating lease assets	$15,126	$15,885

Operating lease liabilities:
Current	$1,508	$1,454
Non-current	14,798	15,134
Total	$16,306	$16,588

Operating leases:
Weighted average remaining lease term	9.6 years	10.1 years
Weighted average discount rate	4.7%	4.6%

	Six Months Ended June 30,
	2020	2019
Supplemental cash flow information for our operating leases:
Cash paid for operating lease liabilities	$1,148	$719
Non-cash right of use assets obtained in exchange for new operating lease obligations	$686	$3,934

The table below reconciles the undiscounted cash flows under the operating lease liabilities recorded on the Condensed Consolidated Balance Sheet for the periods presented:

(In thousands)
2020 (July 1 - December 31)	$1,210
2021	2,026
2022	1,985
2023	1,943
2024	1,953
Thereafter	13,156
Total minimum lease payments	22,273
Less: Amount of lease payments representing interest	(5,967)
Present value of future minimum lease payments	16,306
Less: Current obligations under operating lease liabilities	(1,508)
Non-current obligations under operating lease liabilities	$14,798

As of June 30, 2020, we have additional lease commitments of $13.9 million related to amendments to existing building leases that have not yet commenced. As the lessee we are involved in providing guidance to the lessor for related improvements, however these improvements are managed and owned by the lessor.

Operating lease costs were $0.7 million and $0.4 million for the three months ended June 30, 2020 and 2019, respectively. Operating lease costs were $1.4 million and $0.7 for the six months ended June 30, 2020 and 2019, respectively.

Major Vendors

We had purchases from two major vendors that accounted for 33% and 32% of our total purchases for the three and six months ended June 30, 2020, respectively. We had purchases from two major vendors that accounted for 38% and 33% of our total purchases for the three and six months ended June 30, 2019, respectively.

Purchase Commitments

We issued purchase orders prior to June 30, 2020, totaling $24.4 million for goods that we expect to receive within the next year.

Retirement Plan

We maintain a 401(k) retirement plan for our employees in which eligible employees can contribute a percentage of their pre-tax compensation. Discretionary contributions to the 401(k) plan totaled $0.1 million for each of the three and six months ended June 30, 2020 and 2019.

Note 11. Stockholders' Equity

Stock-Based Compensation

Our 2016 Equity Incentive Plan (the “2016 Plan”) authorizes us to grant stock options, stock appreciation rights, restricted stock, stock units and other stock-based awards to employees, non-employee directors and certain consultants and advisors. There were up to 4,800,000 shares of our common stock initially reserved for issuance pursuant to the 2016 Plan. The 2016 Plan provides that the number of shares reserved and available for issuance under the 2016 Plan will automatically increase annually on January 1 of each calendar year, commencing in 2017 and ending on and including January 1, 2026, by an amount equal to the lesser of: (a) 5% of the number of common shares of stock outstanding as of December 31 of the immediately preceding calendar year, or (b) 2,500,000 shares; provided, however, that our Board of Directors may determine that any annual increase be a lesser number. In addition, all awards granted under our 2007 Omnibus Stock Plan and our 2003 Stock Option Plan that were outstanding when the 2016 Plan became effective and that are forfeited, expired, cancelled, settled for cash or otherwise not issued, will become available for issuance under the 2016 Plan. Pursuant to the automatic increase feature of the 2016 Plan, shares were added as approved by the Board of Directors for each year since inception other than 2019, at which point, the Board exercised its prerogative to forgo the increase. On January 1, 2020, 952,697 shares were added as available for issuance thereunder.  As of June 30, 2020, 4,709,363 shares were available for future grant pursuant to the 2016 Plan.

Upon adoption and approval of the 2016 Plan, all of our previous equity incentive compensation plans were terminated. However, existing awards under those plans continue to vest in accordance with the original vesting schedules and will expire at the end of their original terms.

In the second fiscal quarter of 2020, our Board of Directors appointed a new President and Chief Executive Officer (“CEO”), effective June 8, 2020. In conjunction with the acceptance of the written offer, our CEO will receive both restricted stock units and stock option awards under our 2016 Plan. The awards will be granted during the third fiscal quarter of 2020, and a portion of the awards will vest on June 30, 2021, with the remaining portion of the awards vesting over a period of three years from the date of grant. Further, all of the stock options included in these awards will require that our stock price exceed 110% of the closing price of our common stock on the date of grant for 20 consecutive trading days during the term of the option in order to vest.

We recorded stock-based compensation expense of $2.4 million and $2.3 million for the three months ended June 30, 2020 and 2019, respectively, and $5.1 million for each of the six months ended June 30, 2020 and 2019. This expense was allocated as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands)	2020	2019	2020	2019
Cost of revenue	$105	$76	$187	$174
Sales and marketing expenses	1,233	1,067	2,479	2,233
Research and development expenses	94	100	182	180
Reimbursement, general and administrative expenses	964	1,031	2,276	2,470
Total stock-based compensation expense	$2,396	$2,274	$5,124	$5,057

Stock Options

We have granted stock options to certain participants that vest over three or four years and typically have a contractual term of seven or ten years. Stock-based compensation expense included in the Condensed Consolidated Statements of Operations for stock options was $1.0 million and $0.7 million for the three months ended June 30, 2020 and 2019, respectively, and $1.8 million and $1.4 million for the six months ended June 30, 2020 and 2019, respectively.

At June 30, 2020, there was approximately $8.5 million of total unrecognized pre-tax stock option expense under our equity compensation plans, which is expected to be recognized on a straight-line basis over a weighted-average period of 2.3 years.

Our stock option activity for the six months ended June 30, 2020, was as follows:

		Weighted-	Weighted-
		Average	Average	Aggregate
	Options	Exercise Price	Remaining	Intrinsic
(In thousands except options and per share data)	Outstanding	Per Share (1)	Contractual Life	Value (2)
Balance at December 31, 2019	866,955	$28.76	6.1 years	$33,957
Granted	230,009	$50.31
Exercised	(123,401)	$4.45		$6,094
Forfeited	(24,003)	$52.92
Expired	(2,624)	$62.68
Balance at June 30, 2020	946,936	$36.46	6.0 years	$11,208

Options exercisable at June 30, 2020	438,283	$21.86	5.0 years	$9,850

(1)	The exercise price of each option granted during the period shown was equal to the market price of the underlying stock on the date of grant.
(2)	The aggregate intrinsic value of options exercised represents the difference between the exercise price of the option and the closing stock price of our common stock on the date of exercise. The aggregate intrinsic value of options outstanding represents the difference between the exercise price of the option and the closing stock price of our common stock on the last trading day of the period.

Options exercisable of 561,360 as of June 30, 2019, had a weighted-average exercise price of $4.27 per share.

Time-Based Restricted Stock Units

We have granted time-based restricted stock units to certain participants under the 2016 Plan that are stock-settled with common shares. Time-based restricted stock units granted under the 2016 Plan vest over one to three years. Stock-based compensation expense included in the Condensed Consolidated Statements of Operations for time-based restricted stock units was $1.4 million and $1.0 million for the three months ended June 30, 2020 and 2019, respectively, and $2.6 million and $1.9 million for the six months ended June 30, 2020 and 2019, respectively. As of June 30, 2020, there was approximately $8.6 million of total unrecognized pre-

tax compensation expense related to outstanding time-based restricted stock units that is expected to be recognized over a weighted-average period of 2.1 years.

Our time-based restricted stock unit activity for the six months ended June 30, 2020, was as follows:

		Weighted-
		Average Grant	Aggregate
	Units	Date Fair Value	Intrinsic
(In thousands except unit and per unit data)	Outstanding	Per Unit	Value (1)
Balance at December 31, 2019	171,687	$43.74	$11,591
Granted	128,075	$50.12
Modification	2,288	$21.85
Vested	(89,521)	$37.02
Forfeited	(2,052)	$73.14
Balance at June 30, 2020	210,477	$49.96	$8,720

Deferred and unissued at June 30, 2020(2)	6,660	$40.44	$276

(1)	The aggregate intrinsic value of restricted stock units outstanding was based on our closing stock price on the last trading day of the period.
(2)	For the six months ended June 30, 2020, there were 551 restricted stock units granted to non-employee directors in lieu of their quarterly cash retainer payments. These restricted stock units were fully vested upon grant and represent the right to receive one share of common stock, per unit, upon the earlier of the director’s termination of service as a director of ours or the occurrence of a change of control of us. These restricted stock units are included in the “Granted” line in the table above and are also included in the “Vested” line in the table above due to their being fully vested upon grant. As of June 30, 2020, there were 6,660 outstanding restricted stock units that have been previously granted to non-employee directors in lieu of their quarterly director retainer payments.

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

Stock-based compensation expense recognized for PSUs was a benefit of $0.3 million and an expense of $0.5 million, for the three months ended June 30, 2020 and 2019, respectively, and an expense of $0.1 million and $1.2 million for the six months ended June 30, 2020 and 2019, respectively. The stock-based compensation expense for the three and six months ended June 30, 2020 reflects a $1.0 million benefit due to a change in the estimated payout associated with PSUs granted in 2019 being below the minimum performance target threshold level, as defined. As of June 30, 2020, there was approximately $1.9 million of total unrecognized pre-tax compensation expense related to outstanding PSUs that is expected to be recognized over a weighted average period of 2.1 years.

Our performance-based restricted stock unit activity for the six months ended June 30, 2020, was as follows:

	Performance-	Weighted-
	Based	Average Grant	Aggregate
	Units	Date Fair Value	Intrinsic
(In thousands except unit and per unit data)	Outstanding	Per Unit	Value (1)
Balance at December 31, 2019	91,151	$44.63	$6,154
Granted	31,731	$50.41
Vested	(21,589)	$33.62
Forfeited	(6,197)	$72.64
Balance at June 30, 2020	95,096	$47.24	$3,940

(1)	The aggregate intrinsic value of performance-based restricted stock units outstanding was based on our closing stock price on the last trading day of the period.

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

A total of 1,600,000 shares of common stock was initially reserved for issuance under the ESPP. This share reserve will automatically be supplemented each January 1, commencing in 2017 and ending on and including January 1, 2026, by an amount equal to the least of (a) 1% of the shares of our common stock outstanding on the immediately preceding December 31, (b) 500,000 shares or (c) such lesser amount as our Board of Directors may determine. Pursuant to the automatic increase feature of the ESPP, shares were added as approved by the Board of Directors for each year since inception other than 2019, at which point, the Board exercised its prerogative to forgo the increase. On January 1, 2020, 190,539 shares were added as available for issuance thereunder. As of June 30, 2020, 1,618,335 shares were available for future issuance under the ESPP. We recognized stock-based compensation expense associated with the ESPP of $0.3 million and $0.2 million for the three months ended June 30, 2020 and 2019, respectively, and $0.6 million and $0.5 million for the six months ended June 30, 2020 and 2019, respectively.

Note 12. Revenue

We derive our revenue from the sale and rental of our compression products to our customers in the United States. The following table presents our revenue, inclusive of sales and rental revenue, disaggregated by product categories:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands)	2020	2019	2020	2019
Revenue
Flexitouch system	$31,127	$40,959	$69,713	$75,068
Other products(1)	3,993	4,241	9,082	7,749
Total	$35,120	$45,200	$78,795	$82,817

Percentage of total revenue
Flexitouch system	89%	91%	88%	91%
Other products(1)	11%	9%	12%	9%
Total	100%	100%	100%	100%
(1)	The “other products” line primarily includes revenue from our Entre system. The Actitouch system and the Airwear wrap contributed immaterial amounts of revenue for each of the three and six months ended June 30, 2020 and 2019.

Rental revenue for the three and six months ended June 30, 2020 and 2019, was primarily from private insurers. Our revenue from third-party payers, inclusive of sales and rental revenue, for the three and six months ended June 30, 2020 and 2019, are summarized in the following table:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands)	2020	2019	2020	2019
Private insurers and other payers	$25,668	$32,143	$55,905	$58,025
Veterans Administration	4,322	8,255	11,380	15,925
Medicare	5,130	4,802	11,510	8,867
Total	$35,120	$45,200	$78,795	$82,817

Our rental revenue is derived from rent-to-purchase arrangements that typically range from three to ten months. Under ASC 840 (the previous guidance for lease accounting), our rental revenue was recognized as month-to-month, cancelable leases; however, because title transfers to the patient, with whom we have the contract, upon the termination of the lease term and because collectability is probable, under ASC 842, these are recognized as sales-type leases. Each rental agreement contains two components, the controller and related garments, both of which are interdependent and recognized as one lease component.

Rental agreements initiated subsequent to January 1, 2019, are recorded as sales-type leases in accordance with ASC 842, whereby rental revenue and cost of rental revenue are recognized upon the lease commencement date. In 2019, in accordance with applicable guidance, we continued to recognize rental agreements commencing prior to December 31, 2018, on a month-to-month basis as an operating lease until they were completed. These rental agreements do not have an impact on the revenue results in 2020. Total rental revenue for the three and six months ended June 30, 2019 included both operating and sales-type lease revenue. Operating lease revenue was $1.4 million and $4.2 million for the three and six months ended June 30, 2019.

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

Sales-type lease revenue and the associated cost of revenue for the three and six months ended June 30, 2020 and 2019, was:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2020	2019	2020	2019
Sales-type lease revenue	$5,602	$5,035	$11,654	$9,000
Cost of sales-type lease revenue	1,820	1,882	3,500	3,425
Gross profit	$3,782	$3,153	$8,154	$5,575

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

The effective tax rate for the three months ended June 30, 2020 was an expense of 75%, compared to 14% for the three months ended June 30, 2019. The primary driver of the change in our effective tax rate is attributable to a change in projected taxable income, including proportionately lower benefits for stock based compensation as compared to the same period last year. We recorded income tax expense of $5.9 million and an expense of $0.4 million for the three months ended June 30, 2020 and 2019, respectively.

The effective tax rate for the six months ended June 30, 2020 was an expense of 25%, compared to a benefit of 172% for the six months ended June 30, 2019. The primary driver of the change in our effective tax rate is attributable to a change in projected taxable income, including proportionately lower benefits for stock based compensation as compared to the same period last year. We recorded income tax expense of $3.0 million and a benefit of $2.7 million for the six months ended June 30, 2020 and 2019, respectively.

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

Note 14. Net Income Per Share

The following table sets forth the computation of our basic and diluted net (loss) income per share:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands, except share and per share data)	2020	2019	2020	2019
Net (loss) income	$(13,850)	$2,785	$(15,157)	$4,257
Weighted-average shares outstanding	19,337,644	18,881,526	19,255,612	18,814,511
Dilutive effect of stock-based awards	—	709,603	—	804,702
Weighted-average shares used to compute diluted net (loss) income per share	19,337,644	19,591,129	19,255,612	19,619,213
Net (loss) income per share - Basic	$(0.72)	$0.15	$(0.79)	$0.23
Net (loss) income per share - Diluted	$(0.72)	$0.14	$(0.79)	$0.22

The following common stock equivalents were excluded from the computation of diluted net (loss) income per share for the periods presented because including them would have been anti-dilutive:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Restricted stock units	217,137	64,930	217,137	51,330
Common stock options	946,936	160,090	946,936	160,090
Performance stock units	116,295	—	116,295	—
Employee stock purchase plan	50,027	32,411	46,706	32,411
Total	1,330,395	257,431	1,327,074	243,831

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

The following provides information regarding fair value measurements for our cash equivalents and marketable securities as of June 30, 2020, and December 31, 2019, according to the three-level fair value hierarchy:

	At June 30, 2020
	Quoted Prices
	in Active	Significant
	Markets for	Other	Significant
	Identical	Observable	Unobservable
	Assets	Inputs	Inputs
(In thousands)	(Level 1)	(Level 2)	(Level 3)	Total
Recurring Fair Value Measurements:
Money market mutual funds	$10,137	$—	$—	$10,137
U.S. government and agency obligations	6,013	—	—	6,013
Total	$16,150	$—	$—	$16,150

	At December 31, 2019
	Quoted Prices
	in Active	Significant
	Markets for	Other	Significant
	Identical	Observable	Unobservable
	Assets	Inputs	Inputs
(In thousands)	(Level 1)	(Level 2)	(Level 3)	Total
Recurring Fair Value Measurements:
Money market mutual funds	$481	$—	$—	$481
U.S. government and agency obligations	25,954	—	—	25,954
Corporate debt securities	—	2,501	—	2,501
Total	$26,435	$2,501	$—	$28,936

During the three and six months ended June 30, 2020, there were no transfers within the three-level hierarchy. A significant transfer is recognized when the inputs used to value a security have been changed, which merits a transfer between the disclosed levels of the valuation hierarchy.

The fair values for our money market mutual funds, U.S. government and agency obligations and corporate debt securities are determined based on valuations provided by external investment managers who obtain them from a variety of industry standard data providers.

The carrying amounts of financial instruments such as cash equivalents, accounts receivable, other assets, accounts payable, accrued expenses and other liabilities approximate their related fair values due to the short-term maturities of these items. Non-financial assets, such as equipment and leasehold improvements, and intangible assets are subject to non-recurring fair value measurements if they are deemed impaired. As of June 30, 2020, we re-measured the value of our intangible assets related to the Airwear wrap product line to their fair value, which was deemed to be $0.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the condensed consolidated financial statements and the accompanying notes thereto included elsewhere in this report.

Coronavirus (COVID-19)

The United States economy in general and our business specifically have been negatively affected by the COVID-19 pandemic. There are no reliable estimates of how long the pandemic will last or how many people are likely to be affected by it. For that reason, we are unable to reasonably estimate the long-term impact of the pandemic on our business at this time. Our first priority with regard to the COVID-19 pandemic is to ensure the safety and health of our employees, clinicians and patients. Subject to that, we are focusing our efforts on attempting to continue our business operations in this unprecedented environment. Part of our strategy includes changing many of our processes and practices in an effort to help mitigate the impact of COVID-19 on our business so that we can support our clinicians and safely make our at-home therapies available to patients. Since the onset of COVID-19, we have remained proactive to ensure we continue to adapt to our employees, clinicians and patients needs.  These changes to our business include, but are not limited to:

●	Initially, we modified our operations with the primary focus on keeping our employees safe while continuing to serve our clinicians and patients. As an essential business under federal guidelines, we continued to manufacture product and implemented multiple, smaller rotational shifts and other best practices to help protect the health and safety of our workforce. More recently, we have migrated closer to our pre-COVID work shifts, however we have implemented more stringent safety measures including mandatory use of face masks, social distancing and temperature checks for our employees.
●	We have continued to incorporate remote and flexible work arrangements for employees whenever possible, including real-time, online training of our new sales representatives.
●	Continuing employee travel and contact restrictions to reduce exposure.
●	Collaborating with payers to modify coverage requirements by serving patients virtually.
●	In concert with COVID-19 social distancing requirements and recommendations, we moved to a “no contact” virtual patient training model. This new model substantially reduced the need for in-person contact and visits to patients’ homes and clinics in order to protect the health and limit the exposure of both our trainers and patients. Accordingly in the second quarter of 2020, we inactivated our independent healthcare practitioners, who acted as at-home trainers to educate patients on the proper use of our systems, in order to allow these individuals to have access to specific COVID related financial relief.
●	We continue to transition large, in-person medical education programs in favor of conducting virtual meetings whenever possible.
●	When in-person visits are required, we are supporting clinicians and patients by using rigorous infection control practices.

We cannot assure you that these changes to our processes and practices will be successful in mitigating the impact of COVID-19 on our business. We continue to evaluate and, if appropriate, will adopt other measures in the future related to the ongoing safety of our employees, clinicians and patients. Additional information related to the COVID-19 pandemic is included in the MD&A sections below.

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

Our current products are the Flexitouch system and Entre system. A predecessor to our Flexitouch system received 510(k) clearance from the U.S. Food and Drug Administration (the “FDA”) in July 2002, and we introduced the system to address the many limitations of self-administered home-based manual lymphatic drainage therapy. We began selling our more advanced Flexitouch system after receiving 510(k) clearance from the FDA in October 2006. In September 2016, we received 510(k) clearance from the FDA for the Flexitouch system in treating lymphedema of the head and neck. In June 2017, we announced that we received 510(k) clearance from the FDA for the Flexitouch Plus, the third-generation version of our Flexitouch system. We derive the vast majority of our revenue from our Flexitouch system. Sales and rentals of our Flexitouch system represented 88% and 91% of our revenue in the six months ended June 30, 2020 and 2019, respectively.

We introduced our Entre system in the United States in February 2013. The Entre system is sold or rented to patients who need a simple pump or who do not yet qualify for insurance reimbursement for an advanced compression device such as our Flexitouch system. For the six months ended June 30, 2020 and 2019, sales and rentals of our Entre system represented 12% and 9% of our revenue, respectively.

In October 2018, we licensed, from Sun Scientific, Inc., the intellectual property rights related to the Airwear Gradient Compression Wrap, or the Airwear wrap, in the United States and Canada, for use in all medical applications, including but not limited to swelling/edema and ulcers (including lymphedema and chronic venous insufficiency conditions), but excluding the use of the intellectual property in the field of prophylaxis for deep vein thrombosis. In the second quarter of 2020, we reevaluated the Airwear wrap go-to market plan, and determined to focus our strategy on more advanced solutions within our core, long-standing Flexitouch and Entre franchises. Accordingly, we made the strategic decision to discontinue the Airwear wrap in the second quarter of 2020. Due to the planned discontinuation of the product line, we recorded a $4.0 million non-cash impairment charge to fully write-off the inventory and long-lived assets of the Airwear wrap in the quarter ended June 30, 2020. See Note 3 - “Summary of Significant Accounting Policies” to the consolidated financial statements in this report for more information regarding this impairment charge and discontinuation. Further, effective July 31, 2020, Sun Scientific, Inc. terminated the license agreement with us related to the Airwear wrap.

To support the growth of our business, we invest heavily in our commercial infrastructure, consisting of our direct sales force, home training materials, contracted at-home trainers, reimbursement capabilities and clinical expertise. We market our products in the United States using a direct-to-patient and -provider model. Our direct salesforce has grown to a team of 250 employees as of June 30, 2020, compared to over 215 employees as of June 30, 2019. This model allows us to directly approach patients and clinicians, whereby we disintermediate the traditional durable medical equipment channel, allowing us to capture both the manufacturer and distributor margins.

In concert with COVID-19 social distancing requirements, we moved to a “no contact” virtual patient training model. This new model substantially reduced the need for in-person contact and visits to patients’ homes and clinics. Accordingly in the second quarter of 2020, we inactivated our independent healthcare practitioners, who acted as at-home trainers to educate patients on the proper use of our systems.

As it relates to the impact of COVID-19 on our second quarter commercial processes, we continue to see a certain number of healthcare facilities and clinics with restricted access to their clinicians, reduced patient consultations and treatments, or being closed temporarily due to the pandemic. Towards the latter half of the quarter, we began to see some of the restrictions loosen, in line with the applicable governmental regulations. As most of our clinician customers practice outside of a hospital, we can interact with clinicians and patients on a virtual basis, using video conferencing and other non-direct means. We expect these virtual interactions with clinicians and patients to continue into the future until the pandemic subsides, and perhaps as a best practice in the future. To that end, we will continue to work towards expanding our commercial organization throughout the second half of 2020 by adding to our direct sales force.

We invest substantial resources in our Reimbursement Department to improve operational efficiencies and enhance individual payer expertise, while continuing our strategic focus of payer development. Our Payer Development group is composed of both strategic and analytical teams, with focus on payer decision-maker relationships and education, payer policy development and revision, payer contract negotiations, and payer data analysis. Our experienced Reimbursement Operations group is responsible for verifying patient insurance benefits, individual patient case development, prior authorization submissions, case follow-up, and appeals when necessary. Since the onset of COVID-19, our Reimbursement Department has been actively working with Medicare and a broad base of private payers to understand the ever-changing reimbursement criteria that are being introduced. We have seen increasing flexibility in coverage criteria with select payers in which they will now allow the use of virtual patient interactions in place of the previously required in-person interactions. However, as these circumstances are ever-changing, the extent to which these changes will impact our business in the future is not determinable at this time.

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

For the three months ended June 30, 2020, we generated revenue of $35.1 million and had a net loss of $13.9 million, compared to revenue of $45.2 million and net income of $2.8 million for the three months ended June 30, 2019. For the six months ended June 30, 2020, we generated revenue of $78.8 million and had a net loss of $15.2 million, compared to revenue of $82.8 million and net income of $4.3 million for the six months ended June 30, 2019. Our primary sources of capital to date have been from operating income, private placements of our capital stock and capital raised in our initial public offering, which closed on August 2, 2016.

We operate in one segment for financial reporting purposes.

Results of Operations

Comparison of the Three and Six Months Ended June 30, 2020 and 2019

The following tables present our results of operations for the periods indicated:

	Three Months Ended
	June 30,				Change
(In thousands)	2020		2019		$	%
Condensed Consolidated Statement		% of		% of
of Operations Data:		revenue		revenue
Revenue
Sales revenue	$29,518	84%	$38,790	86%	$(9,272)	(24)%
Rental revenue	5,602	16%	6,410	14%	(808)	(13)%
Total revenue	35,120	100%	45,200	100%	(10,080)	(22)%
Cost of revenue
Cost of sales revenue	8,388	24%	11,586	26%	(3,198)	(28)%
Cost of rental revenue	1,820	5%	2,109	4%	(289)	(14)%
Total cost of revenue	10,208	29%	13,695	30%	(3,487)	(25)%
Gross profit
Gross profit - sales revenue	21,130	60%	27,204	60%	(6,074)	(22)%
Gross profit - rental revenue	3,782	11%	4,301	10%	(519)	(12)%
Gross profit	24,912	71%	31,505	70%	(6,593)	(21)%
Operating expenses
Sales and marketing	17,398	50%	18,418	41%	(1,020)	(6)%
Research and development	1,105	3%	1,234	3%	(129)	(10)%
Reimbursement, general and administrative	14,372	41%	8,811	19%	5,561	63%
Total operating expenses	32,875	94%	28,463	63%	4,412	16%
(Loss) income from operations	(7,963)	(23)%	3,042	7%	(11,005)	N.M. %
Other income	36	—%	165	—%	(129)	(78)%
(Loss) income before income taxes	(7,927)	(23)%	3,207	7%	(11,134)	N.M. %
Income tax expense	5,923	17%	422	1%	5,501	N.M. %
Net (loss) income	$(13,850)	(40)%	$2,785	6%	$(16,635)	N.M. %

“N.M.” Not Meaningful

	Six Months Ended
	June 30,				Change
(In thousands)	2020		2019		$	%
Condensed Consolidated Statement		% of		% of
of Operations Data:		revenue		revenue
Revenue
Sales revenue	$67,141	85%	$69,621	84%	$(2,480)	(4)%
Rental revenue	11,654	15%	13,196	16%	(1,542)	(12)%
Total revenue	78,795	100%	82,817	100%	(4,022)	(5)%
Cost of revenue
Cost of sales revenue	19,310	25%	20,998	25%	(1,688)	(8)%
Cost of rental revenue	3,500	4%	4,056	5%	(556)	(14)%
Total cost of revenue	22,810	29%	25,054	30%	(2,244)	(9)%
Gross profit
Gross profit - sales revenue	47,831	60%	48,623	59%	(792)	(2)%
Gross profit - rental revenue	8,154	11%	9,140	11%	(986)	(11)%
Gross profit	55,985	71%	57,763	70%	(1,778)	(3)%
Operating expenses
Sales and marketing	40,368	51%	35,809	43%	4,559	13%
Research and development	2,789	4%	2,515	3%	274	11%
Reimbursement, general and administrative	25,242	32%	18,205	22%	7,037	39%
Total operating expenses	68,399	87%	56,529	68%	11,870	21%
(Loss) income from operations	(12,414)	(16)%	1,234	2%	(13,648)	N.M. %
Other income	302	—%	332	—%	(30)	(9)%
(Loss) income before income taxes	(12,112)	(16)%	1,566	2%	(13,678)	N.M. %
Income tax expense (benefit)	3,045	4%	(2,691)	(3)%	5,736	N.M. %
Net (loss) income	$(15,157)	(20)%	$4,257	5%	$(19,414)	N.M. %

“N.M.” Not Meaningful

Revenue

Revenue decreased $10.1 million, or 22%, to $35.1 million in the three months ended June 30, 2020, compared to $45.2 million in the three months ended June 30, 2019. The decrease in total revenue was attributable to a decrease of $9.8 million, or 24%, in sales and rentals of the Flexitouch system and a decrease of $0.2 million, or 6%, in sales and rentals of the Entre system in the quarter ended June 30, 2020. The COVID-19 pandemic continued to have an impact on second quarter revenue. The decrease in second quarter revenue was impacted by our limited ability to access our clinician customers and their patients. Specifically, we continued to see healthcare facilities and clinics restricting access to their clinicians, reducing patient consultations, or closing temporarily due to COVID-19.

Revenue decreased $4.0 million, or 5%, to $78.8 million in the six months ended June 30, 2020, compared to $82.8 million in the six months ended June 30, 2019, which decrease was primarily attributable to a decrease of approximately $5.4 million, or 7%, in sales and rentals of our Flexitouch system, offset partially by an increase of $1.3 million, or 17%, in sales and rentals of the Entre system for the six months ended June 30, 2020. Revenue in the first two months of 2020 was ahead of our expectations. Beginning in March 2020 and continuing throughout the second quarter, revenue was impacted by the COVID-19 pandemic, which disrupted our ability to access our clinician customers and their patients. Specifically, we saw healthcare facilities and clinics restricting access to their clinicians, reducing patient consultations, or closing temporarily due to COVID-19.

Revenue from the Veterans Administration represented 12% and 18% of total revenue in the three months ended June 30, 2020 and 2019, respectively. Revenue from the Veterans Administration represented 14% and 19% of total revenue in the six months ended June 30, 2020 and 2019, respectively. Revenue from Medicare represented 15% and 11% of total revenue in the three months ended June 30, 2020 and 2019, respectively. Revenue from Medicare represented 15% and 11% of total revenue in the six months ended June 30, 2020 and 2019, respectively.

The following tables summarize our revenue by product for the three and six months ended June 30, 2020 and 2019, both in dollars and percentage of total revenue:

	Three Months Ended
	June 30,		Change
(In thousands)	2020	2019	$	%
Revenue
Flexitouch system	$31,127	$40,959	$(9,832)	(24)%
Other products(1)	3,993	4,241	(248)	(6)%
Total	$35,120	$45,200	$(10,080)	(22)%

Percentage of total revenue
Flexitouch system	89%	91%
Other products(1)	11%	9%
Total	100%	100%
(1)	The “other products” line primarily includes revenue from our Entre system. The Actitouch system and the Airwear wrap contributed immaterial amounts of revenue for each of the three months ended June 30, 2020 and 2019.

	Six Months Ended
	June 30,		Change
(In thousands)	2020	2019	$	%
Revenue
Flexitouch system	$69,713	$75,068	$(5,355)	(7)%
Other products(1)	9,082	7,749	1,333	17%
Total	$78,795	$82,817	$(4,022)	(5)%

Percentage of total revenues
Flexitouch system	88%	91%
Other products(1)	12%	9%
Total	100%	100%
(1)	The “other products” line primarily includes revenue from our Entre system. The Actitouch system and the Airwear wrap contributed immaterial amounts of revenue for each of the six months ended June 30, 2020 and 2019.

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

Cost of Revenue and Gross Margin

Cost of revenue decreased $3.5 million, or 25%, to $10.2 million in the three months ended June 30, 2020, compared to $13.7 million in the three months ended June 30, 2019. Cost of revenue decreased $2.2 million, or 9%, to $22.8 million in the six months ended June 30, 2020, compared to $25.1 million in the six months ended June 30, 2019. The decrease in cost of revenue in both periods was primarily attributable to a decrease in the number of Flexitouch systems sold and rented, slightly offset by, in the six month period, an increase in other products sales and rentals, and in both periods, the $0.4 million inventory impairment charge related to discontinuing the Airwear wrap product line.

The total gross margin rate increase to 71% of sales in each of the three and six months ended June 30, 2020, compared to 70% in each of the three and six months ended June 30, 2019, were primarily attributable to the composition of sales and rental mix by payer.

Sales and Marketing Expenses

Sales and marketing expenses decreased $1.0 million, or 6%, to $17.4 million in the three months ended June 30, 2020, compared to $18.4 million in the three months ended June 30, 2019. The decrease was primarily attributable to a $1.7 million reduction of our external patient training expense as a result of pivoting to more virtual patient trainings, $0.8 million of reduced travel and entertainment expense due to decreased travel and a $0.6 million decrease from reduced tradeshows and professional services, partially offset by continued investment in our field sales team and marketing initiatives to increase clinician awareness, resulting in an increase of $2.1 million in personnel-related compensation expense, including $0.2 million of incremental stock-based compensation expense.

Sales and marketing expenses increased $4.6 million, or 13%, to $40.4 million in the six months ended June 30, 2020, compared to $35.8 million in the six months ended June 30, 2019. The increase was primarily attributable to our continued investment in our field sales team and marketing initiatives to increase clinician awareness, resulting in an increase of $5.8 million in personnel-related compensation expense, including $0.2 million of incremental stock-based compensation expense, partially offset by a reduction of $1.2 million of other sales associated expenses including external patient training expense and travel and entertainment expense, as a result of moving to increased virtual patient trainings and decreased travel activities.

Research and Development Expenses

Research and development (“R&D”) expenses decreased $0.1 million, or 10%, to $1.1 million in the three months ended June 30, 2020, compared to $1.2 million in the three months ended June 30, 2019, which decrease was primarily attributable to slowing of clinical studies activities as a result of COVID-19.

R&D expenses increased $0.3 million, or 11%, to $2.8 million in the six months ended June 30, 2020, compared to $2.5 million in the six months ended June 30, 2019, which increase was primarily attributable to first quarter investments in our R&D team and clinical studies projects, partially offset by the slowing of these projects upon the onset of COVID-19.

Reimbursement, General and Administrative Expenses

Reimbursement, general and administrative expenses increased $5.6 million, or 63%, to $14.4 million in the three months ended June 30, 2020, compared to $8.8 million in the three months ended June 30, 2019. This increase was primarily attributable to a $3.6 million impairment charge related to the write-off of our Airwear wrap-related long-lived assets and a $1.7 million increase in occupancy costs, depreciation expense, legal and professional fees. The increase in reimbursement, general and administrative expenses was also attributable to a $0.3 million increase in personnel-related compensation expense as a result of increased headcount in our reimbursement operations, payer development and corporate functions.

Reimbursement, general and administrative expenses increased $7.0 million, or 39%, to $25.2 million in the six months ended June 30, 2020, compared to $18.2 million in the six months ended June 30, 2019. This increase was primarily attributable to a $3.6 million impairment charge related to the write-off of our Airwear wrap-related long-lived assets and a $2.5 million increase in occupancy costs, depreciation expense, legal and professional fees. The increase in reimbursement, general and administrative expenses was also attributable to a $0.9 million increase in personnel-related compensation expense as a result of increased headcount in our reimbursement operations, payer development and corporate functions.

Other Income, Net

Other income, net, was less than $0.1 million and was $0.2 million for the three months ended June 30, 2020 and 2019, respectively, and was $0.3 million for each of the six months ended June 30, 2020 and 2019, respectively. Other income was primarily impacted by interest income realized on marketable securities and a one-time gain on a cost method investment in the first quarter of 2020.

Income Taxes

We recorded an income tax expense of $5.9 million and an income tax expense of $0.4 million for the three months ended June 30, 2020 and 2019, respectively. We recorded an income tax expense of $3.0 million and an income tax benefit of $2.7 million for the six months ended June 30, 2020 and 2019, respectively. The primary driver of the change in our income tax expense in both periods was a decrease in tax-deductible share-based compensation activity, as compared to the prior year period.

Liquidity and Capital Resources

Cash Flows

At June 30, 2020, our principal sources of liquidity were cash and cash equivalents of $31.3 million, marketable securities of $6.0 million and net accounts receivable of $30.6 million, as well as the borrowing capacity available under our Credit Agreement.

The following table summarizes our cash flows for the periods indicated:

	Six Months Ended
	June 30,
(In thousands)	2020	2019
Net cash (used in) provided by:
Operating activities	$(7,980)	$851
Investing activities	15,731	3,714
Financing activities	820	376
Net increase in cash and cash equivalents	$8,571	$4,941

Operating Activities

Net cash used in operating activities during the six months ended June 30, 2020, was $8.0 million, resulting from a net loss of $15.2 million and net decrease in operating assets and liabilities of $7.7 million, which were offset by non-cash net income adjustments of $14.8 million. The non-cash net income adjustments consisted primarily of $5.1 million of stock-based compensation expense, a $4.3 million decrease in deferred taxes, a $4.0 million impairment loss charge related to the write-off of our Airwear wrap product line, and $1.4 million of depreciation and amortization expense. The uses of cash related to changes in operating assets primarily consisted of increases in inventories of $5.9 million, an increase in income taxes of $1.6 million, increase in net investment in leases of $0.5 million and an increase in prepaid expenses and other assets, partially offset by a decrease in accounts receivable of $1.2 million. The changes in operating liabilities consisted of increases in accounts payable of $1.6 million and accrued expenses of $1.0 million, offset by a decrease in accrued payroll and related taxes of $3.1 million.

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

Investing Activities

Net cash provided by investing activities during the six months ended June 30, 2020, was $15.7 million, primarily consisting of $16.5 million in proceeds from maturities of marketable securities, partially offset by $0.8 million in purchases of property and equipment and patent costs.

Net cash provided by investing activities during the six months ended June 30, 2019, was $3.7 million, primarily consisting of $5.6 million in net marketable securities activity partially offset by $1.8 million in purchases of product tooling and computer and manufacturing equipment, leasehold improvements and furniture and fixtures.

Financing Activities

Net cash provided by financing activities during the six months ended June 30, 2020, was $0.8 million, consisting of $2.4 million in proceeds from exercise of common stock options and the issuance of common stock under the ESPP, partially offset by $1.6 million in taxes paid for the net share settlement of restricted stock units.

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

The Credit Agreement provides for a $10.0 million revolving credit facility, with the ability to increase the amount of the revolving loans available and/or add one or more term loan facilities not to exceed an incremental $25.0 million, subject to satisfaction of certain conditions. As of June 30, 2020, and the date on which we filed this report, we did not have any outstanding borrowings under the Credit Agreement.

Our obligations under the Credit Agreement are secured by a security interest in substantially all of our and our subsidiaries’ assets and are also guaranteed by our subsidiaries. The Credit Agreement contains a number of restrictions and covenants, including that we maintain compliance with a maximum leverage ratio and a minimum liquidity covenant. As of June 30, 2020, we were in compliance with all financial covenants under the Credit Agreement. For additional information on the Credit Agreement, see Note 9 – “Credit Agreement” to the condensed consolidated financial statements in this report.

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

Inflation and changing prices did not have a material effect on our business during the six months ended June 30, 2020, and we do not expect that inflation or changing prices will materially affect our business for at least the next twelve months.

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

Coronavirus Aid, Relief, and Economic Security (CARES) Act

On March 27, 2020 the CARES Act was signed into law. The CARES Act is a tax-and-spending package intended to provide economic relief to address the impact of the COVID-19 pandemic. The CARES Act includes several tax provisions that, among other things, allow businesses to carry back net operating losses (“NOLs”) arising in 2018, 2019, and 2020 to the prior five tax years. As a result, we were able to carry back NOLs allowing us to record a $2.6 million income tax receivable in the first quarter of 2020.

In addition, the CARES Act provided $100 billion in relief funds to hospitals and other healthcare providers on the front lines of the COVID-19 pandemic. An initial $30 billion of the funds were released for immediate infusion and were distributed to all facilities and providers that received Medicare fee-for-service (“FFS”) reimbursements in 2019. On April 10, 2020, we received $1.2 million of the initial allotment to all facilities and providers which was determined to be our proportionate share. Within 45 days of each reporting period end, we are required to comply with reporting requirements confirming funds were utilized in a manner described within the terms and conditions outlined by the U.S. Department of Health & Human Services. We are currently in the process of evaluating the impact and applicability of these funds on our financial statements.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2020. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 30, 2020, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, that occurred during the quarter ended June 30, 2020, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

From time to time, we are subject to various claims and legal proceedings arising in the ordinary course of business. Regardless of outcome, litigation can have an adverse impact on us because of defense and settlement costs, diversion of management resources, and other factors.

On February 13, 2019, we were served with a sealed amended complaint venued in the United States District Court in the Southern District of Texas, Houston Division, captioned United States ex rel Veterans First Medical Supply, LLC vs. Tactile Medical Systems Technology, Inc., Case No. 18-2871, which had been filed on January 23, 2019. The complaint is a qui tam action on behalf of the United States brought by one of our competitors.  The United States has declined to intervene in this action. The complaint alleges that we violated the Federal Anti-Kickback Statute claiming that we submitted false claims and made false statements in connection with the Medicare and Medicaid programs, and that we engaged in unlawful retaliation in violation of the Federal False Claims Act. The complaint seeks damages, statutory penalties, attorneys’ fees, treble damages and costs. We filed a motion to dismiss on April 5, 2019. This motion was denied on February 21, 2020. On March 6, 2020, we filed our answer to the complaint and asserted counterclaims. On May 7, 2020, the plaintiff filed a motion to dismiss our counterclaims. The decision is currently pending. We believe that the plaintiff’s allegations are without merit and we intend to continue to vigorously defend against the lawsuit.

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

The potential negative impacts of the COVID-19 pandemic on us include, but are not limited to:

●	further reduced demand for our products;
●	reductions in coverage or reimbursement of our products by payers;
●	our inability to effectively conduct virtual patient demonstrations and trainings;
●	continued restricted access to clinicians, further reduced patient consultations and treatments, and additional or further closures of healthcare facilities and clinics;
●	disruptions to our supply chain;
●	limitations on the ability of our workforce to perform their duties effectively;
●	disruptions in the timely delivery of our products to patients;
●	increased risks of phishing and other cybersecurity attacks;
●	delayed reviews and approvals by the U.S. Food and Drug Administration;
●	increased unemployment rates in the U.S., which may lead to a reduced number of patients with available insurance coverage, resulting in a reduction in the demand for our products;

●	significant stock market volatility, resulting in extreme price and volume fluctuations;
●	our inability to focus on or expend resources toward the expansion of our business; and
●	continued adverse impact on liquidity or sources of capital.

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

At June 30, 2020, the net proceeds from our initial public offering were held in a diversified portfolio of bank deposits, government money market funds, government securities (U.S. Treasury and U.S. government agency securities), and high-grade short-term corporate bonds. All investments were in compliance with our Investment Policy and are highly liquid, with liquidity and capital preservation being the primary investment objectives. There has been no material change in our planned uses of the net proceeds from those described in the Prospectus dated July 27, 2016.

Item 3. Defaults Upon Senior Securities.

Not applicable.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Because we are filing this Quarterly Report on Form 10-Q within four business days after the triggering event, we are making the following disclosure under this Item 5 instead of filing a Current Report on Form 8-K under Item 1.02, Termination of a Material Definitive Agreement and Item 2.06, Material Impairments:

As previously disclosed, on October 15, 2018, we entered into a license agreement (the “License Agreement”) with Sun Scientific, Inc. (“Sun Scientific”), pursuant to which we licensed certain intellectual property of Sun Scientific, including related to its Aero-Wrap product (what we refer to as the Airwear wrap), in the United States and Canada for use in all medical applications, including but not limited to swelling/edema and ulcers (including the lymphedema and chronic venous insufficiency conditions), but excluding the use of the intellectual property in the field of prophylaxis for deep vein thrombosis.

Sun Scientific terminated the License Agreement, effective July 31, 2020, pursuant to the early termination provisions contained in Section 2(k) and Section 6(b)(iv)(B) of the License Agreement, which permitted Sun Scientific to terminate the License Agreement if we had not had net sales of the licensed products of at least $150,000 within 18 months after the date of the License Agreement. We did not incur any early termination penalties in connection with the early termination of the License Agreement.

As disclosed elsewhere in this report, in the second quarter of 2020, we reevaluated the Airwear wrap go-to market plan, and determined to focus our strategy on more advanced solutions within our core, long-standing Flexitouch and Entre franchises. Accordingly, we made the strategic decision to discontinue the Airwear wrap in the second quarter of 2020. Due to the planned discontinuation of the product line, we recorded a $4.0 million non-cash impairment charge to fully write-off the inventory and long-lived assets of the Airwear wrap in the quarter ended June 30, 2020. The majority of the impairment charge was comprised of the intangible assets and property and equipment, totaling $3.6 million, and was classified within the reimbursement, general and administrative line of the Condensed Consolidated Statements of Operations. The inventory-related component of the impairment charge was $0.4 million, and was classified within the cost of revenue line of the Condensed Consolidated Statements of Operations.

Item 6. Exhibits.

The exhibits filed as part of this Quarterly Report on Form 10-Q are set forth on the Exhibit Index below.

EXHIBIT INDEX

Incorporated by Reference
Exhibit				Exhibit	Filed
Number	Description of Exhibit	Form	Date of Filing	Number	Herewith

3.1	Amended and Restated Certificate of Incorporation, as amended through May 9, 2019	8-K	05/09/2019	3.2

3.2	Amended and Restated By-laws, effective May 9, 2019	8-K	05/09/2019	3.3

10.1	Offer letter between Daniel L. Reuvers and Tactile Systems Technology, Inc., dated May 20, 2020	8-K	05/22/2020	10.1

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) / 15d-14(a) of the Securities Exchange Act of 1934, as amended				X

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) / 15d-14(a) of the Securities Exchange Act of 1934, as amended				X

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X

101.1

The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2020, formatted in Inline XBRL: (i) Balance Sheets, (ii) Statements of Operations, (iii) Statements of Comprehensive (Loss) Income, (iv) Statements of Stockholders’ Equity, (v) Statements of Cash Flows, and (vi) Notes to the Condensed Consolidated Financial Statements

X

104.1	Cover page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101.1)				X

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Tactile Systems Technology, Inc.

Date: August 3, 2020	By:	/s/ Brent A. Moen
Brent A. Moen
Chief Financial Officer
(Principal financial and accounting officer)