Form 10-Q
period 2020-09-30
TACTILE SYSTEMS TECHNOLOGY INC
filed 2020-11-02
CIK 1027838

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2020

or

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

19,424,679 shares of common stock, par value $0.001 per share, were outstanding as of October 30, 2020.

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

You should read the matters described in "Risk Factors" and the other cautionary statements made in our Annual Report on Form 10-K for the year ended December 31, 2019, in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2020, in our Quarterly Report on Form 10-Q for the quarter ended June 30, 2020, and in this Quarterly Report on Form 10-Q. We cannot assure you that the forward-looking statements in this report will prove to be accurate and therefore you are encouraged not to place undue reliance on forward-looking statements. Actual results or events could differ materially from the plans, intentions and expectations disclosed in the forward-looking statements we make. You are urged to carefully review and consider the various disclosures made by us in this report and in other filings with the Securities and Exchange Commission (the “SEC”) that advise of the risks and factors that may affect our business. Other than as required by law, we undertake no obligation to update or revise these forward-looking statements, even though our situation may change in the future. Our forward-looking statements do not reflect the potential impact of any future acquisitions, mergers, dispositions, joint ventures or investments that we may make.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

Tactile Systems Technology, Inc.
Condensed Consolidated Balance Sheets
(Unaudited)
	September 30,	December 31,
(In thousands, except share and per share data)	2020	2019
Assets
Current assets
Cash and cash equivalents	$42,204	$22,770
Marketable securities	—	22,464
Accounts receivable	36,033	33,444
Net investment in leases	9,451	8,147
Inventories	22,419	19,059
Prepaid expenses and other current assets	4,003	2,451
Total current assets	114,110	108,335
Non-current assets
Property and equipment, net	7,177	7,408
Right of use operating lease assets	20,717	15,885
Intangible assets, net	1,671	5,312
Accounts receivable, non-current	7,100	4,184
Deferred income taxes	5,010	8,970
Other non-current assets	1,965	1,658
Total non-current assets	43,640	43,417
Total assets	$157,750	$151,752
Liabilities and Stockholders' Equity
Current liabilities
Accounts payable	$5,053	$3,843
Accrued payroll and related taxes	10,864	10,098
Accrued expenses	3,582	4,498
Income taxes payable	1,459	632
Operating lease liabilities	2,010	1,454
Other current liabilities	2,673	903
Total current liabilities	25,641	21,428
Non-current liabilities
Accrued warranty reserve, non-current	3,071	2,541
Income taxes, non-current	—	54
Operating lease liabilities, non-current	19,919	15,134
Total non-current liabilities	22,990	17,729
Total liabilities	48,631	39,157

Commitments and Contingencies (see Note 10)

Stockholders’ equity:
Preferred stock, $0.001 par value, 50,000,000 shares authorized; none issued and outstanding as of September 30, 2020 and December 31, 2019	—	—
Common stock, $0.001 par value, 300,000,000 shares authorized; 19,424,679 shares issued and outstanding as of September 30, 2020; 19,152,715 shares issued and outstanding as of December 31, 2019	19	19
Additional paid-in capital	101,157	91,874
Retained earnings	7,943	20,676
Accumulated other comprehensive income	—	26
Total stockholders’ equity	109,119	112,595
Total liabilities and stockholders’ equity	$157,750	$151,752

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Tactile Systems Technology, Inc.
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands, except share and per share data)	2020	2019	2020	2019
Revenue
Sales revenue	$42,573	$42,882	$109,714	$112,503
Rental revenue	6,519	6,730	18,173	19,926
Total revenue	49,092	49,612	127,887	132,429
Cost of revenue
Cost of sales revenue	11,558	12,233	30,868	33,231
Cost of rental revenue	2,562	2,006	6,062	6,062
Total cost of revenue	14,120	14,239	36,930	39,293
Gross profit
Gross profit - sales revenue	31,015	30,649	78,846	79,272
Gross profit - rental revenue	3,957	4,724	12,111	13,864
Gross profit	34,972	35,373	90,957	93,136
Operating expenses
Sales and marketing	19,488	20,737	59,856	56,546
Research and development	1,102	1,467	3,891	3,982
Reimbursement, general and administrative	12,588	9,972	37,830	28,177
Total operating expenses	33,178	32,176	101,577	88,705
Income (loss) from operations	1,794	3,197	(10,620)	4,431
Other (expense) income	(121)	166	181	498
Income (loss) before income taxes	1,673	3,363	(10,439)	4,929
Income tax (benefit) expense	(751)	932	2,294	(1,759)
Net income (loss)	$2,424	$2,431	$(12,733)	$6,688
Net income (loss) per common share
Basic	$0.12	$0.13	$(0.66)	$0.35
Diluted	$0.12	$0.12	$(0.66)	$0.34
Weighted-average common shares used to compute net income (loss) per common share
Basic	19,415,640	18,981,015	19,309,344	18,870,622
Diluted	19,747,365	19,641,853	19,309,344	19,630,721

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Tactile Systems Technology, Inc.
Condensed Consolidated Statements of Comprehensive Income (Loss)
(Unaudited)
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands)	2020	2019	2020	2019
Net income (loss)	$2,424	$2,431	$(12,733)	$6,688
Other comprehensive (loss) income:
Unrealized (loss) gain on marketable securities	(14)	(13)	(21)	51
Income tax related to items of other comprehensive (loss) income	(15)	4	(5)	(12)
Total other comprehensive (loss) income	(29)	(9)	(26)	39
Comprehensive income (loss)	$2,395	$2,422	$(12,759)	$6,727

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Tactile Systems Technology, Inc.
Condensed Consolidated Statements of Stockholders’ Equity
(Unaudited)
					Accumulated
			Additional		Other
	Common Stock		Paid-In	Retained	Comprehensive
(In thousands, except share data)	Shares	Par Value	Capital	Earnings	(Loss) Income	Total
Balances, June 30, 2020	19,411,404	$19	$97,818	$5,519	$29	$103,385
Stock-based compensation	—	—	3,164	—	—	3,164
Exercise of common stock options and vesting of restricted stock units	14,322	—	214	—	—	214
Taxes paid for net share settlement of restricted stock units	(1,047)	—	(39)	—	—	(39)
Comprehensive income (loss) for the period	—	—	—	2,424	(29)	2,395
Balances, September 30, 2020	19,424,679	$19	$101,157	$7,943	$—	$109,119

Balances, December 31, 2019	19,152,715	$19	$91,874	$20,676	$26	$112,595
Stock-based compensation	—	—	8,288	—	—	8,288
Exercise of common stock options and vesting of restricted stock units	259,406	—	762	—	—	762
Taxes paid for net share settlement of restricted stock units	(31,095)	—	(1,592)	—	—	(1,592)
Common shares issued for employee stock purchase plan	43,653	—	1,825	—	—	1,825
Comprehensive loss for the period	—	—	—	(12,733)	(26)	(12,759)
Balances, September 30, 2020	19,424,679	$19	$101,157	$7,943	$—	$109,119

Balances, June 30, 2019	18,956,912	$19	$84,987	$13,962	$40	$99,008
Stock-based compensation	—	—	2,330	—	—	2,330
Exercise of common stock options and vesting of restricted stock units	60,833	—	296	—	—	296
Taxes paid for net share settlement of restricted stock units	(1,713)	—	(89)	—	—	(89)
Comprehensive income (loss) for the period	—	—	—	2,431	(9)	2,422
Balances, September 30, 2019	19,016,032	$19	$87,524	$16,393	$31	$103,967

Balances, December 31, 2018	18,631,125	19	79,554	9,705	(8)	89,270
Stock-based compensation	—	—	7,387	—	—	7,387
Exercise of common stock options and vesting of restricted stock units	398,477	—	1,838	—	—	1,838
Taxes paid for net share settlement of restricted stock units	(56,956)	—	(3,107)	—	—	(3,107)
Common shares issued for employee stock purchase plan	43,386	—	1,852	—	—	1,852
Comprehensive income for the period	—	—	—	6,688	39	6,727
Balances, September 30, 2019	19,016,032	$19	$87,524	$16,393	$31	$103,967

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Tactile Systems Technology, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended September 30,
(In thousands)	2020	2019
Cash flows from operating activities
Net (loss) income	$(12,733)	$6,688
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Depreciation and amortization	2,102	2,808
Net amortization of premiums and discounts on securities available-for-sale	(91)	(225)
Deferred income taxes	3,934	(31)
Stock-based compensation expense	8,288	7,387
Gain on other investments and maturities of marketable securities	10	—
Impairment losses	4,025	—
Changes in assets and liabilities:
Accounts receivable	(2,589)	(3,349)
Net investment in leases	(1,304)	(7,628)
Inventories	(3,538)	(5,693)
Income taxes	773	(2,051)
Prepaid expenses and other assets	(1,553)	(418)
Right of use operating lease assets	509	107
Medicare accounts receivable, non-current	(2,916)	(1,141)
Accounts payable	938	979
Accrued payroll and related taxes	766	3,915
Accrued expenses and other liabilities	1,134	1,073
Net cash (used in) provided by operating activities	(2,245)	2,421
Cash flows from investing activities
Proceeds from maturities of securities available-for-sale	22,500	16,000
Purchases of securities available-for-sale	—	(14,859)
Purchases of property and equipment	(1,623)	(4,276)
Intangible assets costs	(163)	(154)
Other investments	(30)	—
Net cash provided by (used in) investing activities	20,684	(3,289)
Cash flows from financing activities
Taxes paid for net share settlement of restricted stock units	(1,592)	(3,107)
Proceeds from exercise of common stock options	762	1,838
Proceeds from the issuance of common stock from the employee stock purchase plan	1,825	1,852
Net cash provided by financing activities	995	583
Net increase (decrease) in cash and cash equivalents	19,434	(285)
Cash and cash equivalents – beginning of period	22,770	20,099
Cash and cash equivalents – end of period	$42,204	$19,814

Supplemental cash flow disclosure
Cash paid for taxes	$475	$326
Capital expenditures incurred but not yet paid	$41	$801

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Tactile Systems Technology, Inc.

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

Note 1. Nature of Business and Operations

Tactile Systems Technology, Inc. (“we,” “us,” and “our”) is the sole manufacturer and distributor of the Flexitouch® and Entre™ systems, medical devices that help control symptoms of lymphedema, a chronic and progressive medical condition. Our products are purchased or rented for at-home use and are recommended by vascular, wound and lymphedema clinics throughout the United States.

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

The results for the nine months ended September 30, 2020, are not necessarily indicative of results to be expected for the year ending December 31, 2020, or for any other interim period or for any future year. The condensed consolidated interim financial statements should be read in conjunction with the audited financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2019.

Principles of Consolidation

The accompanying unaudited condensed consolidated financial statements include the accounts of Tactile Systems Technology, Inc. and its wholly owned subsidiary, Swelling Solutions, Inc. All intercompany balances and transactions have been eliminated in consolidation.

Risks and Uncertainties

Coronavirus (COVID-19)

The United States economy in general and our business specifically have been negatively affected by the COVID-19 pandemic. We have seen adverse impacts as it relates to the decline in the number of patients that healthcare facilities and clinics are able to treat due to enhanced safety protocols. There are no reliable estimates of how long the pandemic will last or how many people are likely to be affected by it.  For that reason, we are unable to reasonably estimate the long-term impact of the pandemic on our business at this time. Our first priority with regard to the COVID-19 pandemic is to ensure the safety and health of our employees, clinicians and patients. Subject to that, we are focusing our efforts on attempting to continue our business operations in this unprecedented environment. Part of our strategy includes changing many of our processes and practices in an effort to help mitigate the impact of COVID-19 on our business so that we can support our clinicians and safely make our at-home therapies available to patients. Since the onset of COVID-19, we have remained proactive to ensure we continue to adapt to our employees, clinicians and patients needs. These changes to our business include, but are not limited to:

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

Comprehensive Income (Loss)

Comprehensive income (loss) reflects the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. Our comprehensive income (loss) represents net income (loss) adjusted for unrealized gains and losses on available-for-sale marketable securities and the related taxes.

Note 3. Summary of Significant Accounting Policies

Significant Accounting Policies

There were no material changes in our significant accounting policies during the nine months ended September 30, 2020, except as set forth below. See Note 3 – “Summary of Significant Accounting Policies” to the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2019, for information regarding our significant accounting policies.

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

Note 4. Marketable Securities

There were no investments in marketable securities at September 30, 2020. At December 31, 2019 investments in marketable securities were classified as available-for-sale and consisted of the following:

	At December 31, 2019
	Amortized	Unrealized		Fair
(In thousands)	Cost	Gains	Losses	Value
U.S. government and agency obligations	$19,950	$14	$1	$19,963
Corporate debt securities	2,493	8	—	2,501
Marketable securities	$22,443	$22	$1	$22,464

There were no net pre-tax unrealized gains for marketable securities at September 30, 2020. There were no sales of marketable securities during the nine months ended September 30, 2020.

There were no marketable securities in an unrealized loss position at September 30, 2020.

At December 31, 2019, unrealized losses and the fair value of marketable securities aggregated by investment category and the length of time the securities were in a continuous loss position, were as follows:

	At December 31, 2019
	Less than 12 months		12 months or more		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(In thousands)	Value	Losses	Value	Losses	Value	Losses
U.S. government and agency obligations	$5,997	$1	$—	$—	$5,997	$1
Corporate debt securities	—	—	—	—	—	—
Marketable securities	$5,997	$1	$—	$—	$5,997	$1

Note 5. Inventories

Inventories consisted of the following:

(In thousands)	At September 30, 2020	At December 31, 2019
Finished goods	$9,287	$6,508
Component parts and work-in-process	13,132	12,551
Total inventories	$22,419	$19,059

Note 6. Intangible Assets

Our patents and other intangible assets are summarized as follows:

	Weighted-	At September 30, 2020
	Average	Gross
	Amortization	Carrying	Accumulated	Net
(In thousands)	Period	Amount	Amortization	Amount
Patents	12 years	$388	$55	$333
Defensive intangible assets	4 years	1,125	378	747
Customer accounts	3 years	125	57	68
Total amortizable intangible assets		1,638	490	1,148
Patents pending		523	—	523
Total intangible assets		$2,161	$490	$1,671

	Weighted-	At December 31, 2019
	Average	Gross
	Amortization	Carrying	Accumulated	Net
(In thousands)	Period	Amount	Amortization	Amount
Patents	11 years	$4,386	$447	$3,939
Defensive intangible assets	5 years	1,125	250	875
Customer accounts	3 years	125	37	88
Total amortizable intangible assets		5,636	734	4,902
Patents pending		410	—	410
Total intangible assets		$6,046	$734	$5,312

Amortization expense was $0.1 million for each of the three months ended September 30, 2020 and 2019, and $0.3 million and $0.4 million for the nine months ended September 30, 2020 and 2019, respectively. Future amortization expenses are expected as follows:

(In thousands)
2020 (October 1 - December 31)	$58
2021	230
2022	230
2023	200
2024	179
Thereafter	251
Total	$1,148

Note 7. Accrued Expenses

Accrued expenses consisted of the following:

(In thousands)	At September 30, 2020	At December 31, 2019
Warranty	$1,443	$1,218
Legal and consulting	675	617
Travel and business	413	776
In-transit inventory	129	106
Sales and use tax	183	200
Clinical studies	38	85
Lease termination costs	—	1,200
Other	701	296
Total	$3,582	$4,498

Note 8. Warranty Reserves

The activity in the warranty reserve during and as of the end of the reporting periods presented was as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands)	2020	2019	2020	2019
Beginning balance	$4,208	$3,002	$3,759	$2,566
Warranty provision	820	664	2,097	1,677
Processed warranty claims	(514)	(386)	(1,342)	(963)
Ending balance	$4,514	$3,280	$4,514	$3,280

Accrued warranty reserve, current	$1,443	$1,053	$1,443	$1,053
Accrued warranty reserve, non-current	3,071	2,227	3,071	2,227
Total accrued warranty reserve	$4,514	$3,280	$4,514	$3,280

Note 9. Credit Agreement

On August 3, 2018, we entered into a credit agreement with Wells Fargo Bank, National Association, which was amended by a First Amendment dated February 12, 2019, a Waiver and Second Amendment dated March 25, 2019, and a Third Amendment dated August 2, 2019 (collectively, the “Credit Agreement”), which expires on August 3, 2021.

The Credit Agreement provides for a $10.0 million revolving credit facility. Subject to satisfaction of certain conditions, we may increase the amount of the revolving loans available under the Credit Agreement and/or add one or more term loan facilities in an amount not to exceed an incremental $25.0 million in the aggregate, such that the total aggregate principal amount of loans available under the Credit Agreement (including under the revolving credit facility) does not exceed $35.0 million. As of September 30, 2020, and the date on which we filed this report, we did not have any outstanding borrowings under the Credit Agreement.

Our obligations under the Credit Agreement are secured by a security interest in substantially all of our and our subsidiaries’ assets and are also guaranteed by our subsidiaries. The Credit Agreement contains a number of restrictions and covenants, including that we maintain compliance with a maximum leverage ratio and a minimum liquidity covenant. As of September 30, 2020, we were in compliance with all financial covenants under the Credit Agreement.

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

Buildings

We lease certain office and warehouse space at various locations in the United States where we provide services. These leases are typically greater than one year with fixed, escalating rents over the noncancelable terms and, therefore, ROU operating lease assets and operating lease liabilities are recorded on the Condensed Consolidated Balance Sheet, with rent expense to be recognized on a straight-line basis over the term of the lease. The remaining lease terms vary from approximately three to ten years as of September 30, 2020.

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

We entered into a lease (“initial lease”) in October 2018, for approximately 80,000 square feet of office space for our new corporate headquarters in Minneapolis, Minnesota. In December 2018, we amended the initial lease to add approximately 29,000 square feet of additional office space, which is accounted for as a separate lease (“second lease”) in accordance with ASU No. 2016-02, “Leases” (Topic 842) (“ASC 842”). In December 2019, we further amended the lease which extended the expiration date of the initial lease, extended the expiration date of and added approximately 4,000 square feet to the second lease, as well as added approximately 37,000 square feet of additional office space, accounted for as a separate lease (“third lease”) in accordance with ASC 842. The portion of the space under the initial lease was placed in service in September 2019. This portion was recognized as an operating lease and included in the ROU operating lease assets and operating lease liabilities on the Condensed Consolidated Balance Sheets beginning as of September 30, 2019. The portion of the space covered under the second lease commenced on September 1, 2020. This portion was recognized as an operating lease and included in the ROU operating lease assets and operating lease liabilities on the Condensed Consolidated Balance Sheets as of September 30, 2020. The portion of the space covered under the third lease is expected to be occupied and commence in the second half of 2021.

Vehicles

We lease vehicles for certain members of our field sales organization under a vehicle fleet program whereby the initial, noncancelable lease is for a term of 367 days, thus more than one year. Subsequent to the initial term, the lease becomes a month-to-month, cancelable lease. As of September 30, 2020, we had approximately 69 vehicles with agreements within the initial, noncancelable lease term that are recorded as ROU operating lease assets and operating lease liabilities. In addition to monthly rental fees specific to the vehicle, there are fixed monthly nonlease components that have been included in the ROU operating lease assets and operating lease liabilities. The nonlease components are not significant.

Computer and Office Equipment

We also have operating lease agreements for certain computer and office equipment. The remaining lease terms as of September 30, 2020, ranged from less than one year to approximately three years with fixed monthly payments that are included in the ROU operating lease assets and operating lease liabilities. The leases provide an option to purchase the related equipment at fair market value at the end of the lease. The leases will automatically renew as a month-to-month rental at the end of the lease if the equipment is not purchased or returned.

Lease Position, Undiscounted Cash Flow and Supplemental Information

The table below presents information related to our ROU operating lease assets and operating lease liabilities that we have recorded:

(In thousands)	At September 30, 2020	At December 31, 2019
Right of use operating lease assets	$20,717	$15,885

Operating lease liabilities:
Current	$2,010	$1,454
Non-current	19,919	15,134
Total	$21,929	$16,588

Operating leases:
Weighted average remaining lease term	9.6 years	10.1 years
Weighted average discount rate	4.3%	4.6%

	Nine Months Ended September 30,
	2020	2019
Supplemental cash flow information for our operating leases:
Cash paid for operating lease liabilities	$1,849	$1,147
Non-cash right of use assets obtained in exchange for new operating lease obligations	$6,664	$16,296

The table below reconciles the undiscounted cash flows under the operating lease liabilities recorded on the Condensed Consolidated Balance Sheet for the periods presented:

(In thousands)
2020 (October 1 - December 31)	$788
2021	2,781
2022	2,643
2023	2,594
2024	2,575
Thereafter	15,344
Total minimum lease payments	26,725
Less: Amount of lease payments representing interest	(4,796)
Present value of future minimum lease payments	21,929
Less: Current obligations under operating lease liabilities	(2,010)
Non-current obligations under operating lease liabilities	$19,919

As of September 30, 2020, we have additional lease commitments of $7.1 million related to amendments to existing building leases that have not yet commenced. As the lessee we are involved in providing guidance to the lessor for related improvements, however these improvements are managed and owned by the lessor.

Operating lease costs were $0.8 million and $0.6 million for the three months ended September 30, 2020 and 2019, respectively. Operating lease costs were $2.1 million and $1.3 for the nine months ended September 30, 2020 and 2019, respectively.

Major Vendors

We had purchases from two major vendors that accounted for 31% and 33% of our total purchases for the three and nine months ended September 30, 2020, respectively. We had purchases from two major vendors that accounted for 42% and 37% of our total purchases for the three and nine months ended September 30, 2019, respectively.

Purchase Commitments

We issued purchase orders prior to September 30, 2020, totaling $20.5 million for goods that we expect to receive within the next year.

Retirement Plan

We maintain a 401(k) retirement plan for our employees in which eligible employees can contribute a percentage of their pre-tax compensation. Discretionary contributions to the 401(k) plan totaled $0.1 million for each of the three ended September 30, 2020 and 2019, and $0.2 million for each of the nine months ended September 30, 2020 and 2019.

Note 11. Stockholders' Equity

Stock-Based Compensation

Our 2016 Equity Incentive Plan (the “2016 Plan”) authorizes us to grant stock options, stock appreciation rights, restricted stock, stock units and other stock-based awards to employees, non-employee directors and certain consultants and advisors. There were up to 4,800,000 shares of our common stock initially reserved for issuance pursuant to the 2016 Plan. The 2016 Plan provides that the number of shares reserved and available for issuance under the 2016 Plan will automatically increase annually on January 1 of each calendar year, commencing in 2017 and ending on and including January 1, 2026, by an amount equal to the lesser of: (a) 5% of the number of common shares of stock outstanding as of December 31 of the immediately preceding calendar year, or (b) 2,500,000 shares; provided, however, that our Board of Directors may determine that any annual increase be a lesser number. In addition, all awards granted under our 2007 Omnibus Stock Plan and our 2003 Stock Option Plan that were outstanding when the 2016 Plan became effective and that are forfeited, expired, cancelled, settled for cash or otherwise not issued, will become available for issuance under the 2016 Plan. Pursuant to the automatic increase feature of the 2016 Plan, shares were added as approved by the Board of Directors for each year since inception other than 2019, at which point, the Board exercised its prerogative to forgo the increase. On January 1, 2020, 952,697 shares were added as available for issuance thereunder.  As of September 30, 2020, 4,658,176 shares were available for future grant pursuant to the 2016 Plan.

Upon adoption and approval of the 2016 Plan, all of our previous equity incentive compensation plans were terminated. However, existing awards under those plans continue to vest in accordance with the original vesting schedules and will expire at the end of their original terms.

In the second fiscal quarter of 2020, our Board of Directors appointed a new President and Chief Executive Officer (“CEO”), effective June 8, 2020. In conjunction with the acceptance of the written offer, our CEO received both restricted stock units and stock option awards under our 2016 Plan during the third fiscal quarter of 2020 and the stock options have a seven year term. A portion of the awards will vest on June 30, 2021, with the remaining portion of the awards vesting over a period of three years from the date of grant. Further, all of the stock options included in these awards require that our stock price exceed $40.15 for 20 consecutive trading days during the term of the option in order to vest.

We recorded stock-based compensation expense of $3.2 million and $2.3 million for the three months ended September 30, 2020 and 2019, respectively, and $8.3 million and $7.4 million for the nine months ended September 30, 2020 and 2019, respectively. This expense was allocated as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands)	2020	2019	2020	2019
Cost of revenue	$171	$75	$358	$249
Sales and marketing expenses	1,436	1,029	3,915	3,262
Research and development expenses	87	95	269	275
Reimbursement, general and administrative expenses	1,470	1,131	3,746	3,601
Total stock-based compensation expense	$3,164	$2,330	$8,288	$7,387

Stock Options

We have granted stock options to certain participants that vest over three or four years and typically have a contractual term of seven or ten years. Stock-based compensation expense included in the Condensed Consolidated Statements of Operations for stock options was $1.1 million and $0.6 million for the three months ended September 30, 2020 and 2019, respectively, and $3.0 million and $2.0 million for the nine months ended September 30, 2020 and 2019, respectively.

At September 30, 2020, there was approximately $7.9 million of total unrecognized pre-tax stock option expense under our equity compensation plans, which is expected to be recognized on a straight-line basis over a weighted-average period of 2.1 years.

Our stock option activity for the nine months ended September 30, 2020, was as follows:

		Weighted-	Weighted-
		Average	Average	Aggregate
	Options	Exercise Price	Remaining	Intrinsic
(In thousands except options and per share data)	Outstanding	Per Share (1)	Contractual Life	Value (2)
Balance at December 31, 2019	866,955	$28.76	6.1 years	$33,957
Granted	284,674	$47.66
Exercised	(132,911)	$5.74		$6,224
Forfeited	(33,818)	$53.54
Expired	(2,718)	$63.02
Balance at September 30, 2020	982,182	$36.41	5.8 years	$8,829

Options exercisable at September 30, 2020	461,138	$23.35	4.9 years	$8,102

(1)	The exercise price of each option granted during the period shown was equal to the market price of the underlying stock on the date of grant.
(2)	The aggregate intrinsic value of options exercised represents the difference between the exercise price of the option and the closing stock price of our common stock on the date of exercise. The aggregate intrinsic value of options outstanding represents the difference between the exercise price of the option and the closing stock price of our common stock on the last trading day of the period.

Options exercisable of 539,487 as of September 30, 2019, had a weighted-average exercise price of $5.15 per share.

Time-Based Restricted Stock Units

We have granted time-based restricted stock units to certain participants under the 2016 Plan that are stock-settled with common shares. Time-based restricted stock units granted under the 2016 Plan vest over one to three years. Stock-based compensation expense included in the Condensed Consolidated Statements of Operations for time-based restricted stock units was $1.4 million and $1.0 million for the three months ended September 30, 2020 and 2019, respectively, and $4.0 million and $2.9 million for the nine months ended September 30, 2020 and 2019, respectively. As of September 30, 2020, there was approximately $7.5 million of total unrecognized pre-tax compensation expense related to outstanding time-based restricted stock units that is expected to be recognized over a weighted-average period of 1.9 years.

Our time-based restricted stock unit activity for the nine months ended September 30, 2020, was as follows:

		Weighted-
		Average Grant	Aggregate
	Units	Date Fair Value	Intrinsic
(In thousands except unit and per unit data)	Outstanding	Per Unit	Value (1)
Balance at December 31, 2019	171,687	$43.74	$11,591
Granted	149,175	$48.20
Modification	2,288	$21.85
Vested	(94,640)	$38.07
Forfeited	(11,701)	$55.33
Balance at September 30, 2020	216,809	$48.42	$7,933

Deferred and unissued at September 30, 2020(2)	6,967	$40.27	$255

(1)	The aggregate intrinsic value of restricted stock units outstanding was based on our closing stock price on the last trading day of the period.
(2)	For the nine months ended September 30, 2020, there were 858 restricted stock units granted to non-employee directors in lieu of their quarterly cash retainer payments. These restricted stock units were fully vested upon grant and represent the right to receive one share of common stock, per unit, upon the earlier of the director’s termination of service as a director of ours or the occurrence of a change of control of us. These restricted stock units are included in the “Granted” line in the table above and are also included in the “Vested” line in the table above due to their being fully vested upon grant. As of September 30, 2020, there were 6,967 outstanding restricted stock units that have been previously granted to non-employee directors in lieu of their quarterly director retainer payments.

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

Stock-based compensation expense recognized for PSUs was $0.4 million and $0.5 million for the three months ended September 30, 2020 and 2019, respectively, and $0.5 million and $1.7 million for the nine months ended September 30, 2020 and 2019, respectively. The stock-based compensation expense for the nine months ended September 30, 2020 reflects a $1.0 million benefit due to a change in the estimated payout associated with PSUs granted in 2019 being below the minimum performance target threshold level, as defined. As of September 30, 2020, there was approximately $1.4 million of total unrecognized pre-tax compensation expense related to outstanding PSUs that is expected to be recognized over a weighted average period of 2.0 years.

Our performance-based restricted stock unit activity for the nine months ended September 30, 2020, was as follows:

	Performance-	Weighted-
	Based	Average Grant	Aggregate
	Units	Date Fair Value	Intrinsic
(In thousands except unit and per unit data)	Outstanding	Per Unit	Value (1)
Balance at December 31, 2019	91,151	$44.63	$6,154
Granted	31,731	$50.41
Vested	(21,589)	$33.62
Forfeited	(8,846)	$70.46
Balance at September 30, 2020	92,447	$46.72	$3,383

(1)	The aggregate intrinsic value of performance-based restricted stock units outstanding was based on our closing stock price on the last trading day of the period.

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

A total of 1,600,000 shares of common stock was initially reserved for issuance under the ESPP. This share reserve will automatically be supplemented each January 1, commencing in 2017 and ending on and including January 1, 2026, by an amount equal to the least of (a) 1% of the shares of our common stock outstanding on the immediately preceding December 31, (b) 500,000 shares or (c) such lesser amount as our Board of Directors may determine. Pursuant to the automatic increase feature of the ESPP, shares were added as approved by the Board of Directors for each year since inception other than 2019, at which point, the Board exercised its prerogative to forgo the increase. On January 1, 2020, 190,539 shares were added as available for issuance thereunder. As of September 30, 2020, 1,618,335 shares were available for future issuance under the ESPP. We recognized stock-based compensation expense associated with the ESPP of $0.3 million and $0.2 million for the three months ended September 30, 2020 and 2019, respectively, and $0.8 million and $0.7 million for the nine months ended September 30, 2020 and 2019, respectively.

Note 12. Revenue

We derive our revenue from the sale and rental of our compression products to our customers in the United States. The following table presents our revenue, inclusive of sales and rental revenue, disaggregated by product categories:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands)	2020	2019	2020	2019
Revenue
Flexitouch system	$42,908	$44,699	$112,621	$119,767
Other products(1)	6,184	4,913	15,266	12,662
Total	$49,092	$49,612	$127,887	$132,429

Percentage of total revenue
Flexitouch system	87%	90%	88%	90%
Other products(1)	13%	10%	12%	10%
Total	100%	100%	100%	100%
(1)	The “other products” line primarily includes revenue from our Entre system. The Actitouch system and the Airwear wrap contributed immaterial amounts of revenue for each of the three and nine months ended September 30, 2020 and 2019.

Rental revenue for the three and nine months ended September 30, 2020 and 2019, was primarily from private insurers. Our revenue from third-party payers, inclusive of sales and rental revenue, for the three and nine months ended September 30, 2020 and 2019, are summarized in the following table:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands)	2020	2019	2020	2019
Private insurers and other payers	$34,554	$35,909	$90,459	$93,932
Veterans Administration	6,788	7,764	18,168	23,690
Medicare	7,750	5,939	19,260	14,807
Total	$49,092	$49,612	$127,887	$132,429

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

Rental agreements initiated subsequent to January 1, 2019, are recorded as sales-type leases in accordance with ASC 842, whereby rental revenue and cost of rental revenue are recognized upon the lease commencement date. In 2019, in accordance with applicable guidance, we continued to recognize rental agreements commencing prior to December 31, 2018, on a month-to-month basis as an operating lease until they were completed. These rental agreements do not have an impact on the revenue results in 2020. Total rental revenue for the three and nine months ended September 30, 2019 included both operating and sales-type lease revenue. Operating lease revenue was $0.6 million and $4.8 million for the three and nine months ended September 30, 2019.

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

Sales-type lease revenue and the associated cost of revenue for the three and nine months ended September 30, 2020 and 2019, was:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2020	2019	2020	2019
Sales-type lease revenue	$6,519	$6,088	$18,173	$15,088
Cost of sales-type lease revenue	2,562	1,932	6,062	5,358
Gross profit	$3,957	$4,156	$12,111	$9,730

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

The effective tax rate for the three months ended September 30, 2020 was a benefit of 55%, compared to an expense of 27% for the three months ended September 30, 2019. The primary driver of the change in our effective tax rate is attributable to a change in projected taxable income, including proportionately higher tax benefits for stock-based compensation as compared to the same period last year. We recorded an income tax benefit of $0.8 million and an expense of $0.9 million for the three months ended September 30, 2020 and 2019, respectively.

The effective tax rate for the nine months ended September 30, 2020 was an expense of 17%, compared to a benefit of 36% for the nine months ended September 30, 2019. The primary driver of the change in our effective tax rate is attributable to a change in projected taxable income, including proportionately lower tax benefits for stock-based compensation as compared to the same period last year. We recorded an income tax expense of $2.3 million and a benefit of $1.8 million for the nine months ended September 30, 2020 and 2019, respectively.

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

Note 14. Net Income Per Share

The following table sets forth the computation of our basic and diluted net income (loss) per share:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands, except share and per share data)	2020	2019	2020	2019
Net income (loss)	$2,424	$2,431	$(12,733)	$6,688
Weighted-average shares outstanding	19,415,640	18,981,015	19,309,344	18,870,622
Dilutive effect of stock-based awards	331,725	660,838	—	760,099
Weighted-average shares used to compute diluted net (loss) income per share	19,747,365	19,641,853	19,309,344	19,630,721
Net income (loss) per share - Basic	$0.12	$0.13	$(0.66)	$0.35
Net income (loss) per share - Diluted	$0.12	$0.12	$(0.66)	$0.34

The following common stock equivalents were excluded from the computation of diluted net (loss) income per share for the periods presented because including them would have been anti-dilutive:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Restricted stock units	104,786	37,813	223,776	39,905
Common stock options	594,117	198,663	982,182	202,179
Performance stock units	38,666	25,724	113,646	25,724
Employee stock purchase plan	60,196	—	48,360	—
Total	797,765	262,200	1,367,964	267,808

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

The following provides information regarding fair value measurements for our cash equivalents and marketable securities as of September 30, 2020, and December 31, 2019, according to the three-level fair value hierarchy:

	At September 30, 2020
	Quoted Prices
	in Active	Significant
	Markets for	Other	Significant
	Identical	Observable	Unobservable
	Assets	Inputs	Inputs
(In thousands)	(Level 1)	(Level 2)	(Level 3)	Total
Recurring Fair Value Measurements:
Money market mutual funds	$9,159	$—	$—	$9,159
U.S. government and agency obligations	5,000	—	—	5,000
Total	$14,159	$—	$—	$14,159

	At December 31, 2019
	Quoted Prices
	in Active	Significant
	Markets for	Other	Significant
	Identical	Observable	Unobservable
	Assets	Inputs	Inputs
(In thousands)	(Level 1)	(Level 2)	(Level 3)	Total
Recurring Fair Value Measurements:
Money market mutual funds	$481	$—	$—	$481
U.S. government and agency obligations	25,954	—	—	25,954
Corporate debt securities	—	2,501	—	2,501
Total	$26,435	$2,501	$—	$28,936

During the three and nine months ended September 30, 2020, there were no transfers within the three-level hierarchy. A significant transfer is recognized when the inputs used to value a security have been changed, which merits a transfer between the disclosed levels of the valuation hierarchy.

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

Our current products are the Flexitouch system and Entre system. A predecessor to our Flexitouch system received 510(k) clearance from the U.S. Food and Drug Administration (the “FDA”) in July 2002, and we introduced the system to address the many limitations of self-administered home-based manual lymphatic drainage therapy. We began selling our more advanced Flexitouch system after receiving 510(k) clearance from the FDA in October 2006. In September 2016, we received 510(k) clearance from the FDA for the Flexitouch system in treating lymphedema of the head and neck. In June 2017, we announced that we received 510(k) clearance from the FDA for the Flexitouch Plus, the third-generation version of our Flexitouch system. We derive the vast majority of our revenue from our Flexitouch system. Sales and rentals of our Flexitouch system represented 88% and 90% of our revenue in the nine months ended September 30, 2020 and 2019, respectively.

We introduced our Entre system in the United States in February 2013. The Entre system is sold or rented to patients who need a simple pump or who do not yet qualify for insurance reimbursement for an advanced compression device such as our Flexitouch system. For the nine months ended September 30, 2020 and 2019, sales and rentals of our Entre system represented 12% and 10% of our revenue, respectively.

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

To support the growth of our business, we invest heavily in our commercial infrastructure, consisting of our direct sales force, home training materials, contracted at-home trainers, reimbursement capabilities and clinical expertise. We market our products in the United States using a direct-to-patient and -provider model. Our direct salesforce has grown to a team of over 250 employees as of September 30, 2020, compared to over 230 employees as of September 30, 2019. This model allows us to directly approach patients and clinicians, whereby we disintermediate the traditional durable medical equipment channel, allowing us to capture both the manufacturer and distributor margins.

In concert with COVID-19 social distancing requirements, we moved to a “no contact” virtual patient training model. This new model substantially reduced the need for in-person contact and visits to patients’ homes and clinics. Accordingly, in the second quarter of 2020, we inactivated our independent healthcare practitioners, who acted as at-home trainers to educate patients on the proper use of our systems.

As it relates to the impact of COVID-19 on our third quarter commercial processes, we continued to see a certain number of healthcare facilities and clinics with restricted access to their clinicians, reduced patient consultations and treatments, or being closed temporarily due to the pandemic. We continued to see some of the restrictions loosen, in line with the applicable governmental regulations. As most of our clinician customers practice outside of a hospital, we can interact with clinicians and patients on a virtual basis, using video conferencing and other non-direct means. We expect these virtual interactions with clinicians and patients to continue into the future until the pandemic subsides, and perhaps as a best practice in the future. To that end, we will continue to work towards expanding our commercial organization throughout the fourth quarter of 2020 by adding to our direct sales force.

We invest substantial resources in our Reimbursement Department to improve operational efficiencies and enhance individual payer expertise, while continuing our strategic focus of payer development. Our Payer Development group is composed of both strategic and analytical teams, with focus on payer decision-maker relationships and education, payer policy development and revision, payer contract negotiations, and payer data analysis. Our experienced Reimbursement Operations group is responsible for verifying patient insurance benefits, individual patient case development, prior authorization submissions, case follow-up, and appeals when necessary. Since the onset of COVID-19, our Reimbursement Department has been actively working with Medicare and a broad base of private payers to understand the ever-changing reimbursement criteria that are being introduced. We have seen increased flexibility in coverage criteria with select payers in which they now allow the use of virtual patient interactions in place of the previously required in-person interactions. However, as these circumstances are ever-changing, the extent to which these changes will remain in place and the impact on our business in the future are not determinable at this time.

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

For the three months ended September 30, 2020, we generated revenue of $49.1 million and had net income of $2.4 million, compared to revenue of $49.6 million and net income of $2.4 million for the three months ended September 30, 2019. For the nine months ended September 30, 2020, we generated revenue of $127.9 million and had a net loss of $12.7 million, compared to revenue of $132.4 million and net income of $6.7 million for the nine months ended September 30, 2019. Our primary sources of capital to date have been from operating income, private placements of our capital stock and capital raised in our initial public offering, which closed on August 2, 2016.

We operate in one segment for financial reporting purposes.

Results of Operations

Comparison of the Three and Nine Months Ended September 30, 2020 and 2019

The following tables present our results of operations for the periods indicated:

	Three Months Ended
	September 30,				Change
(In thousands)	2020		2019		$	%
Condensed Consolidated Statement		% of		% of
of Operations Data:		revenue		revenue
Revenue
Sales revenue	$42,573	87%	$42,882	86%	$(309)	(1)%
Rental revenue	6,519	13%	6,730	14%	(211)	(3)%
Total revenue	49,092	100%	49,612	100%	(520)	(1)%
Cost of revenue
Cost of sales revenue	11,558	24%	12,233	25%	(675)	(6)%
Cost of rental revenue	2,562	5%	2,006	4%	556	28%
Total cost of revenue	14,120	29%	14,239	29%	(119)	(1)%
Gross profit
Gross profit - sales revenue	31,015	63%	30,649	61%	366	1%
Gross profit - rental revenue	3,957	8%	4,724	10%	(767)	(16)%
Gross profit	34,972	71%	35,373	71%	(401)	(1)%
Operating expenses
Sales and marketing	19,488	40%	20,737	42%	(1,249)	(6)%
Research and development	1,102	2%	1,467	3%	(365)	(25)%
Reimbursement, general and administrative	12,588	26%	9,966	20%	2,622	26%
Total operating expenses	33,178	68%	32,170	65%	1,008	3%
Income from operations	1,794	3%	3,203	6%	(1,409)	(44)%
Other (expense) income	(121)	—%	160	—%	(281)	(176)%
Income before income taxes	1,673	3%	3,363	6%	(1,690)	(50)%
Income tax (benefit) expense	(751)	(2)%	932	2%	(1,683)	(181)%
Net income	$2,424	5%	$2,431	4%	$(7)	(0)%

	Nine Months Ended
	September 30,				Change
(In thousands)	2020		2019		$	%
Condensed Consolidated Statement		% of		% of
of Operations Data:		revenue		revenue
Revenue
Sales revenue	$109,714	86%	$112,503	85%	$(2,789)	(2)%
Rental revenue	18,173	14%	19,926	15%	(1,753)	(9)%
Total revenue	127,887	100%	132,429	100%	(4,542)	(3)%
Cost of revenue
Cost of sales revenue	30,868	24%	33,231	25%	(2,363)	(7)%
Cost of rental revenue	6,062	5%	6,062	5%	—	—%
Total cost of revenue	36,930	29%	39,293	30%	(2,363)	(6)%
Gross profit
Gross profit - sales revenue	78,846	62%	79,272	60%	(426)	(1)%
Gross profit - rental revenue	12,111	9%	13,864	10%	(1,753)	(13)%
Gross profit	90,957	71%	93,136	70%	(2,179)	(2)%
Operating expenses
Sales and marketing	59,856	47%	56,546	43%	3,310	6%
Research and development	3,891	3%	3,982	3%	(91)	(2)%
Reimbursement, general and administrative	37,830	30%	28,159	21%	9,671	34%
Total operating expenses	101,577	80%	88,687	67%	12,890	15%
(Loss) income from operations	(10,620)	(9)%	4,449	3%	(15,069)	N.M. %
Other income	181	—%	480	—%	(299)	(62)%
(Loss) income before income taxes	(10,439)	(9)%	4,929	3%	(15,368)	N.M. %
Income tax expense (benefit)	2,294	2%	(1,759)	(1)%	4,053	N.M. %
Net (loss) income	$(12,733)	(10)%	$6,688	4%	$(19,421)	N.M. %

“N.M.” Not Meaningful

Revenue

Revenue decreased $0.5 million, or 1%, to $49.1 million in the three months ended September 30, 2020, compared to $49.6 million in the three months ended September 30, 2019. The decrease in total revenue was attributable to a decrease of $1.8 million, or 4%, in sales and rentals of the Flexitouch system, offset partially by an increase of $1.3 million, or 26%, in sales and rentals of the Entre system in the quarter ended September 30, 2020. The decrease in third quarter revenue continued to be negatively impacted by COVID-19, primarily from social distancing requirements and safety protocols imposed within clinics. The decrease in third quarter revenue was partially offset by the continued expansion of our commercial team, effective virtual educational events and an increase in the number of Medicare patients served.

Revenue decreased $4.5 million, or 3%, to $127.9 million in the nine months ended September 30, 2020, compared to $132.4 million in the nine months ended September 30, 2019, which decrease was primarily attributable to a decrease of approximately $7.1 million, or 6%, in sales and rentals of our Flexitouch system, offset partially by an increase of $2.6 million, or 21%, in sales and rentals of the Entre system for the nine months ended September 30, 2020. Revenue in the first two months of 2020 was ahead of our expectations. Beginning in March 2020 and continuing through the third quarter, revenue was impacted by the COVID-19 pandemic, which limited our ability to access our clinician customers and their patients. Specifically, we saw healthcare facilities and clinics restricting access to their clinicians, reducing patient consultations, or closing temporarily due to COVID-19.

Revenue from the Veterans Administration represented 14% and 16% of total revenue in the three months ended September 30, 2020 and 2019, respectively. Revenue from the Veterans Administration represented 14% and 18% of total revenue in the nine months ended September 30, 2020 and 2019, respectively. Revenue from Medicare represented 16% and 12% of total revenue in the three months ended September 30, 2020 and 2019, respectively. Revenue from Medicare represented 15% and 11% of total revenue in the nine months ended September 30, 2020 and 2019, respectively.

The following tables summarize our revenue by product for the three and nine months ended September 30, 2020 and 2019, both in dollars and percentage of total revenue:

	Three Months Ended
	September 30,		Change
(In thousands)	2020	2019	$	%
Revenue
Flexitouch system	$42,908	$44,699	$(1,791)	(4)%
Other products(1)	6,184	4,913	1,271	26%
Total	$49,092	$49,612	$(520)	(1)%

Percentage of total revenue
Flexitouch system	87%	90%
Other products(1)	13%	10%
Total	100%	100%
(1)	The “other products” line primarily includes revenue from our Entre system. The Actitouch system and the Airwear wrap contributed immaterial amounts of revenue for each of the three months ended September 30, 2020 and 2019.

	Nine Months Ended
	September 30,		Change
(In thousands)	2020	2019	$	%
Revenue
Flexitouch system	$112,621	$119,767	$(7,146)	(6)%
Other products(1)	15,266	12,662	2,604	21%
Total	$127,887	$132,429	$(4,542)	(3)%

Percentage of total revenues
Flexitouch system	88%	90%
Other products(1)	12%	10%
Total	100%	100%
(1)	The “other products” line primarily includes revenue from our Entre system. The Actitouch system and the Airwear wrap contributed immaterial amounts of revenue for each of the nine months ended September 30, 2020 and 2019.

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

Cost of Revenue and Gross Margin

Cost of revenue decreased $0.1 million, or 1%, to $14.1 million in the three months ended September 30, 2020, compared to $14.2 million in the three months ended September 30, 2019. Cost of revenue decreased $2.4 million, or 6%, to $36.9 million in the nine months ended September 30, 2020, compared to $39.3 million in the nine months ended September 30, 2019. The decrease in cost of revenue in both periods was primarily attributable to a decrease in the number of Flexitouch systems sold and rented, slightly offset by an increase in other products sales and rentals, and in the nine month period, the $0.4 million inventory impairment charge related to discontinuing the Airwear wrap product line.

The total gross margin rate was 71% of sales in each of the three and nine months ended September 30, 2020, compared to 71% and 70% in the three and nine months ended September 30, 2019, respectively. The increase for the nine month period was primarily attributable to the composition of sales and rental mix by payer.

Sales and Marketing Expenses

Sales and marketing expenses decreased $1.2 million, or 6%, to $19.5 million in the three months ended September 30, 2020, compared to $20.7 million in the three months ended September 30, 2019. The decrease was primarily attributable to a $1.6 million reduction of our external patient training expense as a result of pivoting to more virtual patient trainings, $1.1 million decrease from reduced tradeshows and professional services, and $0.7 million of reduced travel and entertainment expense due to decreased travel activities, partially offset by continued investment in our field sales team and marketing initiatives to increase clinician awareness, resulting in an increase of $2.2 million in personnel-related compensation expense, including $0.4 million of incremental stock-based compensation expense.

Sales and marketing expenses increased $3.3 million, or 6%, to $59.9 million in the nine months ended September 30, 2020, compared to $56.6 million in the nine months ended September 30, 2019. The increase was primarily attributable to our continued investment in our field sales team and marketing initiatives to increase clinician awareness, resulting in an increase of $8.3 million in personnel-related compensation expense, including $0.7 million of incremental stock-based compensation expense, partially offset by a reduction of $2.9 million in our external patient training expense as a result of moving to increased virtual patient trainings, $1.5 million in reduced travel and entertainment expense due to decreased travel activities and a $0.6 million decrease from reduced tradeshows and professional services.

Research and Development Expenses

Research and development (“R&D”) expenses decreased $0.4 million, or 25%, to $1.1 million in the three months ended September 30, 2020, compared to $1.5 million in the three months ended September 30, 2019, which decrease was primarily attributable to slowing of clinical studies activities as a result of COVID-19.

R&D expenses decreased $0.1 million, or 2%, to $3.9 million in the nine months ended September 30, 2020, compared to $4.0 million in the nine months ended September 30, 2019, which decrease was primarily attributable to the slowing of clinical studies activities as a result of COVID-19, partially offset by first quarter investments in our R&D team and clinical studies projects.

Reimbursement, General and Administrative Expenses

Reimbursement, general and administrative expenses increased $2.6 million, or 26%, to $12.6 million in the three months ended September 30, 2020, compared to $10.0 million in the three months ended September 30, 2019. This increase was primarily attributable to a $1.6 million increase in personnel-related compensation expense as a result of increased headcount in our reimbursement operations, payer development and corporate functions, including $0.4 million severance related expense related to the departure of our Chief Operating Officer. The increase in reimbursement, general and administrative expenses was also attributable to a $1.0 million increase in occupancy costs, depreciation expense, legal and professional fees.

Reimbursement, general and administrative expenses increased $9.7 million, or 34%, to $37.8 million in the nine months ended September 30, 2020, compared to $28.2 million in the nine months ended September 30, 2019. This increase was primarily attributable to a $3.6 million impairment charge related to the write-off of our Airwear wrap-related long-lived assets and a $3.3 million increase in occupancy costs, depreciation expense, legal and professional fees. The increase in reimbursement, general and administrative expenses was also attributable to a $2.8 million increase in personnel-related compensation expense as a result of increased headcount in our reimbursement operations, payer development and corporate functions, including $0.4 million severance related expense related to the departure of our Chief Operating Officer.

Other Income (Expense), Net

Other income (expense), net was an expense of $0.1 million and income of $0.2 million for the three months ended September 30, 2020 and 2019, respectively, and was income of $0.2 million and $0.5 million for the nine months ended September 30, 2020 and 2019, respectively. Other income (expense) was primarily impacted by interest income realized on marketable securities and the gain and loss on cost method investments.

Income Taxes

We recorded an income tax benefit of $0.8 million and an income tax expense of $0.9 million for the three months ended September 30, 2020 and 2019, respectively. The primary driver of this change was an increase in tax-deductible share-based compensation activity, as compared to the prior year period. We recorded an income tax expense of $2.3 million and an income tax benefit of $1.8 million for the nine months ended September 30, 2020 and 2019, respectively. The primary driver of this change was a decrease in tax-deductible share-based compensation activity, as compared to the prior year period.

Liquidity and Capital Resources

Cash Flows

At September 30, 2020, our principal sources of liquidity were cash and cash equivalents of $42.2 million and net accounts receivable of $36.0 million, as well as the borrowing capacity available under our Credit Agreement.

The following table summarizes our cash flows for the periods indicated:

	Nine Months Ended
	September 30,
(In thousands)	2020	2019
Net cash (used in) provided by:
Operating activities	$(2,245)	$2,421
Investing activities	20,684	(3,289)
Financing activities	995	583
Net increase (decrease) in cash and cash equivalents	$19,434	$(285)

Operating Activities

Net cash used in operating activities during the nine months ended September 30, 2020, was $2.2 million, resulting from a net loss of $12.7 million and a net increase in operating assets and liabilities of $7.9 million, which were offset by non-cash net income adjustments of $18.2 million. The non-cash net income adjustments consisted primarily of $8.3 million of stock-based compensation expense, a $4.0 million impairment loss charge related to the write-off of our Airwear wrap product line, a $3.9 million decrease in deferred taxes and $2.1 million of depreciation and amortization expense. The uses of cash related to changes in operating assets primarily consisted of increases in accounts receivable of $5.5 million, in inventories of $3.5 million, in prepaid expenses and other assets of $1.6 million and in net investment in leases of $1.3 million, partially offset by a decrease in income taxes receivable of $0.7 million. The changes in operating liabilities consisted primarily of increases in accrued expenses and other liabilities of $1.1 million, in accounts payable of $0.9 million and I accrued payroll and related taxes of $0.8 million.

Net cash provided by operating activities during the nine months ended September 30, 2019, was $2.4 million, resulting from net income of $6.7 million and non-cash net income adjustments of $9.9 million, which were offset by a net increase in operating assets and liabilities of $14.2 million. The non-cash net income adjustments consisted primarily of $7.4 million of stock-based compensation expense and $2.6 million of depreciation and amortization expense. The uses of cash related to changes in operating assets primarily consisted of increases in net investment in leases of $7.6 million, in inventory of $5.7 million, in accounts receivable of $4.5 million, and in income taxes receivable of $2.1 million. The changes in operating liabilities consisted of increases in accrued payroll and related taxes of $3.9 million, in accrued expenses and other liabilities of $1.1 million and in accounts payable of $1.0 million.

Investing Activities

Net cash provided by investing activities during the nine months ended September 30, 2020, was $20.7 million, primarily consisting of $22.5 million in proceeds from maturities of marketable securities, partially offset by $1.8 million in purchases of property and equipment and patent costs.

Net cash used in investing activities during the nine months ended September 30, 2019, was $3.3 million, primarily consisting of $4.3 million in purchases of property and equipment partially offset by $1.1 million in net marketable securities activity.

Financing Activities

Net cash provided by financing activities during the nine months ended September 30, 2020, was $1.0 million, consisting of $2.6 million in proceeds from exercise of common stock options and the issuance of common stock under the ESPP, partially offset by $1.6 million in taxes paid for the net share settlement of restricted stock units.

Net cash provided by financing activities during the nine months ended September 30, 2019, was $0.6 million, consisting of proceeds from the issuance of common stock under the ESPP of $1.9 million and exercises of common stock options of $1.8 million, partially offset by $3.1 million in taxes paid for the net share settlement of restricted stock units.

Credit Agreement

On August 3, 2018, we entered into a credit agreement with Wells Fargo Bank, National Association, which was amended by a First Amendment dated February 12, 2019, a Waiver and Second Amendment dated March 25, 2019, and a Third Amendment dated August 2, 2019 (collectively, the “Credit Agreement”), which expires on August 3, 2021.

The Credit Agreement provides for a $10.0 million revolving credit facility, with the ability to increase the amount of the revolving loans available and/or add one or more term loan facilities not to exceed an incremental $25.0 million, subject to satisfaction of certain conditions. As of September 30, 2020, and the date on which we filed this report, we did not have any outstanding borrowings under the Credit Agreement.

Our obligations under the Credit Agreement are secured by a security interest in substantially all of our and our subsidiaries’ assets and are also guaranteed by our subsidiaries. The Credit Agreement contains a number of restrictions and covenants, including that we maintain compliance with a maximum leverage ratio and a minimum liquidity covenant. As of September 30, 2020, we were in compliance with all financial covenants under the Credit Agreement. For additional information on the Credit Agreement, see Note 9 – “Credit Agreement” to the condensed consolidated financial statements in this report.

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

Although the impact of the COVID-19 pandemic is difficult to predict, we believe our cash, cash equivalents and cash flows from operations together with the Credit Agreement will be sufficient to meet our working capital and capital expenditure requirements for at least the next twelve months.

Inflation and changing prices did not have a material effect on our business during the nine months ended September 30, 2020, and we do not expect that inflation or changing prices will materially affect our business for at least the next twelve months.

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

Coronavirus Aid, Relief, and Economic Security (CARES) Act

On March 27, 2020 the CARES Act was signed into law. The CARES Act is a tax-and-spending package intended to provide economic relief to address the impact of the COVID-19 pandemic. The CARES Act includes several tax provisions that, among other things, allow businesses to carry back net operating losses (“NOLs”) arising in 2018, 2019, and 2020 to the prior five tax years. In the third quarter, we collected $2.9 million related to the carry back of our NOLs arising from these prior tax years.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2020. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 30, 2020, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, that occurred during the quarter ended September 30, 2020, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

From time to time, we are subject to various claims and legal proceedings arising in the ordinary course of business. Regardless of outcome, litigation can have an adverse impact on us because of defense and settlement costs, diversion of management resources, and other factors.

On February 13, 2019, we were served with a sealed amended complaint venued in the United States District Court in the Southern District of Texas, Houston Division, captioned United States ex rel Veterans First Medical Supply, LLC vs. Tactile Medical Systems Technology, Inc., Case No. 18-2871, which had been filed on January 23, 2019. The complaint is a qui tam action on behalf of the United States brought by one of our competitors.  The United States has declined to intervene in this action. The complaint alleges that we violated the Federal Anti-Kickback Statute claiming that we submitted false claims and made false statements in connection with the Medicare and Medicaid programs, and that we engaged in unlawful retaliation in violation of the Federal False Claims Act. The complaint seeks damages, statutory penalties, attorneys’ fees, treble damages and costs. We filed a motion to dismiss on April 5, 2019. This motion was denied on February 21, 2020. On March 6, 2020, we filed our answer to the complaint and asserted counterclaims. On May 7, 2020, the plaintiff filed a motion to dismiss our counterclaims. On September 8, 2020, we filed a Motion for Partial Summary Judgement. Both motions are currently pending decision. We believe that the plaintiff’s allegations are without merit and we intend to continue to vigorously defend against the lawsuit.

On September 29, 2020, a complaint in a purported securities class action lawsuit was filed against us and three of our present or former officers in the United States District Court for the District of Minnesota under the following caption: Brian Mart, Individually and on Behalf of All Others Similarly Situated v. Tactile Systems Technology, Inc., et al. The complaint alleges, among other things, that the defendants made materially false and misleading statements regarding our business, operational and compliance policies, and financial results during the time period from May 7, 2018 through June 8, 2020 (“alleged class period”), in violation of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and Rule 10b-5 promulgated thereunder. Plaintiff seeks to represent a class consisting of all investors who purchased our stock during the alleged class period. The complaint seeks damages in an unspecified amount and an award of costs and expenses, including attorneys’ and experts’ fees. We have not yet responded to the complaint, and do not have a deadline to respond, but we intend to move to dismiss it.

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

The COVID-19 pandemic, and efforts taken to address the pandemic, have negatively impacted the global economy and our business, and are expected to continue to have negative effects. The pandemic has caused us to modify many of our business practices, but we cannot assure you that those modifications will be successful in mitigating the negative impacts of COVID-19.  As described elsewhere in this report, as a result of the COVID-19 pandemic, a number of healthcare facilities and clinics have restricted access to their clinicians, reduced patient consultations and treatments, or closed temporarily due to the pandemic. We have seen adverse impacts as it relates to the decline in the number of patients that healthcare facilities and clinics are able to treat due to enhanced safety protocols. Further, due to the impact of COVID-19, patient recruitment for our clinical studies involving our products and clinical outcomes has been suspended.

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

101.1

The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2020, formatted in Inline XBRL: (i) Balance Sheets, (ii) Statements of Operations, (iii) Statements of Comprehensive Income (Loss), (iv) Statements of Stockholders’ Equity, (v) Statements of Cash Flows, and (vi) Notes to the Condensed Consolidated Financial Statements

X

104.1	Cover page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101.1)				X

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Tactile Systems Technology, Inc.

Date: November 2, 2020	By:	/s/ Brent A. Moen
Brent A. Moen
Chief Financial Officer
(Principal financial and accounting officer)