Form 10-K
period 2020-12-31
TACTILE SYSTEMS TECHNOLOGY INC
filed 2021-02-23
CIK 1027838

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes   ☐  No   ⌧

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, based on $41.43, the closing price of the shares of common stock on June 30, 2020 (the last business day of the registrant’s most recently completed second fiscal quarter) as reported by the Nasdaq Global Market on such date, was $772,006,579. The number of shares of registrant’s Common Stock outstanding as of February 19, 2021 was 19,507,535.

Portions of the Registrant’s Definitive Proxy Statement relating to the Annual Meeting of Stockholders, scheduled to be held on May 17, 2021, are incorporated by reference into Part III of this Report.

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

You should read the matters described in Part I, Item 1A. "Risk Factors" and the other cautionary statements made in this Annual Report on Form 10-K. We cannot assure you that the forward-looking statements in this report will prove to be accurate and therefore you are encouraged not to place undue reliance on forward-looking statements. Actual results or events could differ materially from the plans, intentions and expectations disclosed in the forward-looking statements we make. You are urged to carefully review and consider the various disclosures made by us in this report and in other filings with the SEC that advise of the risks and factors that may affect our business. Other than as required by law, we expressly disclaim any intent or obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. Our forward-looking statements do not reflect the potential impact of any future acquisitions, mergers, dispositions, joint ventures or investments that we may make.

RISK FACTORS SUMMARY

Our business, financial condition, and operating results may be affected by a number of factors, whether currently known or unknown. Any one or more of such factors could directly or indirectly cause our actual results of operations and financial condition to vary materially from past or anticipated future results of operations and financial condition. Any of these factors, in whole or in part, could materially and adversely affect our business, financial condition, results of operations, and stock price. We have provided a summary of some of these risks below, with a more detailed explanation of the risks applicable to us in Part I, Item 1A. “Risk Factors” and elsewhere in this report:

Risks Related to Our Business, Operations and Strategy

-	The COVID-19 pandemic has adversely affected, and we expect that it will continue to adversely affect, our business, financial condition and results of operations.
-	Our revenue is primarily generated from our Flexitouch system and we are therefore highly dependent on one product.
-	Our long-term growth depends on awareness and adoption of our products.
-	If we are unable to achieve and maintain adequate levels of coverage or reimbursement for our products, our business and results of operations will be adversely affected.
-	If we are unable to expand, manage and maintain our direct sales and marketing organizations, we may not be able to generate anticipated revenue.
-	Physicians and payers may require additional clinical studies prior to prescribing our products or to providing or maintaining coverage and reimbursement for our products. Any subsequent clinical studies that are conducted and published may not be positive or consistent with our existing data, which would adversely affect the rate of adoption of our products.
-	We utilize third-party, single-source suppliers for some components and materials used in our products, and the loss of any of these suppliers could have an adverse impact on our business.
-	Consolidation in the healthcare industry could lead to demands for price concessions, which may impact our ability to sell our products at prices necessary to support our current business strategies.
-	Changes to the level of Medicare coverage or coverage criteria for our products could have an adverse effect on our business and results of operations.

Government Regulation, Compliance and Legal Risks

-	We are subject to extensive federal and state regulation, and if we fail to comply with applicable regulations, we could be required to repay amounts previously received, and could suffer severe criminal or civil sanctions or be required to make significant changes to our operations that could adversely affect our business, financial condition and operating results.
-	We are subject to significant regulation by numerous government agencies, including the FDA. We cannot market or commercially distribute our products without obtaining and maintaining necessary regulatory clearances or approvals.
-	If clinical studies of our future products do not produce results necessary to support regulatory clearance or approval in the United States or, with respect to our current or future products, elsewhere, we will be unable to expand the indications for or commercialize these products.

-	If the third parties on which we rely to conduct our clinical trials and to assist us with pre-clinical development do not perform as contractually required or expected, we may not be able to obtain regulatory clearance or approval for or commercialize our products.
-	If we fail to comply with state and federal fraud and abuse laws, including anti-kickback, false claims and anti-inducement laws, we could face substantial penalties and our business, operations and financial condition could be adversely affected.
-	Failure to maintain the licenses and accreditations necessary to operate under our direct-to-patient and -provider model would adversely affect our business.
-	Our products are currently made available to authorized users of the Department of Veterans Affairs Federal Supply Schedule and if we were no longer eligible to sell our products through such channel, our business may be adversely affected.

Financial Condition, Credit and Tax Risks

-	If we fail to maintain proper and effective internal control over financial reporting, our ability to produce accurate and timely financial statements could be impaired, which could harm our operating results, investors' views of us and, as a result, the value of our common stock.

Risks Related to Ownership of Our Common Stock

-	The trading price of the shares of our common stock has been and could continue to be highly volatile, and purchasers of our common stock may not be able to resell their shares of our common stock at or above the price at which they purchased their shares and could incur substantial losses.

PART I

Item 1. Business.

Overview

Tactile Systems Technology, Inc. (“we,” “us,” and “our”) is a medical technology company that develops and provides innovative medical devices for the treatment of chronic diseases. We were originally incorporated in Minnesota under the name Tactile Systems Technology, Inc. on January 30, 1995. During 2006, we established a merger corporation and subsequently, on July 21, 2006, merged with and into this merger corporation resulting in us being reincorporated as a Delaware corporation. The resulting corporation assumed the name Tactile Systems Technology, Inc. and in September 2013, we began doing business as “Tactile Medical”. Our mission is to help people suffering from chronic diseases live better and care for themselves at home. We focus our efforts on advancing the standard of care in treating chronic diseases in the home setting to improve patient outcomes and quality of life and help control rising healthcare expenditures. We possess a unique, scalable platform to deliver at-home healthcare solutions directly to patients throughout the United States. This evolving home care delivery model is recognized by policy-makers and insurance payers as a key for controlling rising healthcare costs. Our solutions deliver cost-effective, clinically proven, long-term treatment for people with these chronic diseases. We believe that our clinically proven, at-home treatment options for lymphedema, phlebolymphedema and chronic venous insufficiency provide a continuity of care, service and support that improves outcomes, reduces costs and gives people their lives back.

We employ a direct-to-patient and -provider model, through which we obtain patient referrals from clinicians, manage insurance claims on behalf of our patients and their clinicians, deliver our solutions directly to patients and train them on the proper use of our solutions in their homes. This model allows us to directly approach patients and clinicians, whereby we disintermediate the traditional durable medical equipment channel and capture both the manufacturer and distributor margins. For the year ended December 31, 2020, we generated revenue of $187.1 million and had net loss of $0.6 million. Our revenue decreased 1% during the year ended December 31, 2020, compared to the year ended December 31, 2019.

Lymphedema is a type of chronic swelling, or edema, which occurs in the arms, legs, neck, trunk or other body parts when the lymphatic vessels are unable to adequately drain protein-rich lymph fluid from these regions. Lymphedema is progressive in nature, worsens over time, and has no known cure. Chronic venous insufficiency is a condition that occurs when the venous wall and/or valves in the veins are not working effectively, making it difficult for blood to return to the heart from the affected region(s). Phlebolymphedema is the convergence of lymphedema and chronic venous insufficiency. When the venous system does not effectively transfer blood from the lower limbs, it can result in venous hypertension and the development of painful, slow-healing wounds on the lower leg called venous leg ulcers. Venous hypertension can also lead to a marked increase in fluid build-up in the limbs, overwhelming the lymphatic system and causing lymphedema. Our proprietary Flexitouch and Entre systems are clinically proven at-home solutions for patients with vascular disorders such as lymphedema. Patients with lymphedema or chronic venous insufficiency are typically treated by vascular surgeons, vascular medicine physicians, oncology care teams, wound physicians, nurses and therapists.

Our advanced at-home Flexitouch system provides effective automated, at-home lymphatic drainage therapy. Its patented, curved chambers stimulate the lymphatic system to remove excess fluid and reduce swelling. The pneumatic chambers sequentially inflate and deflate for only a few seconds each, creating a gentle wave-like application of pressure to stimulate the movement of lymphatic fluid and direct it towards properly functioning areas of the body. Peer-reviewed, published studies have shown that our Flexitouch system provides improved patient quality of life and clinical outcomes, and delivers significant cost savings to payers and patients. The first generation of our Flexitouch system received 510(k) clearance from the U.S. Food and Drug Administration, or the FDA, in July 2002 and our second-generation Flexitouch system received 510(k) clearance from the FDA in October 2006. In September 2016, we received 510(k) clearance from the FDA for the Flexitouch system in treating lymphedema in the head and neck. In June 2017, we announced that we received 510(k) clearance from the FDA for the Flexitouch Plus, the third-generation version of our Flexitouch system. In December 2020, we received 510(k) clearance for two new indications for our Flexitouch Plus system: phlebolymphedema and lipedema. Our Flexitouch system generated $163.9 million, or 88%, of our revenue in 2020, and $171.3 million, or 90%, of our revenue in 2019.

The Entre system is marketed to patients for whom a basic pump is suitable or who do not yet qualify for insurance reimbursement for an advanced compression device such as our Flexitouch system. Our Entre system and other products generated $23.2 million, or 12%, of our revenue in 2020, and $18.2 million, or 10%, of our revenue in 2019.

In October 2018, we licensed the intellectual property rights related to the Airwear Gradient Compression Wrap, or the Airwear wrap, in the U.S. and Canada, for use in all medical applications, including but not limited to swelling/edema and ulcers (including lymphedema and chronic venous insufficiency conditions). We made the strategic decision to discontinue the Airwear wrap in the second quarter of 2020, and effective July 31, 2020, the licensing party terminated the license agreement with us related to the Airwear wrap.

To support the growth of our business, we invest heavily in our commercial infrastructure, consisting of our direct sales force, patient training resources, contracted trainers, reimbursement capabilities and clinical expertise. We are a national, accredited provider of home medical equipment services approved for coverage by private payers, Medicare, the Veterans Administration and certain Medicaid programs in the United States. Our direct sales force is focused on increasing clinician awareness of our solutions and has grown to 255 sales representatives as of December 31, 2020, compared to over 240 representatives as of December 31, 2019. Additionally, we have a team of approximately 30 Field Support Specialists, bringing our collective field commercial team to 285 employees as of December 31, 2020. Furthermore, in concert with COVID-19 social distancing requirements and recommendations, we moved to a “no contact” virtual patient training model. This new model substantially reduced the need for in-person contact and visits to patients’ homes and clinics in order to protect the health and limit the exposure of both our trainers and patients. Accordingly in the second quarter of 2020, we inactivated our independent healthcare practitioners, who acted as at-home trainers to educate patients on the proper use of our systems, in order to allow these individuals to have access to specific COVID related financial relief. We have since reactivated a small number of healthcare practitioners in the same capacity as trainers who educate patients on the proper use of our solutions. Our reimbursement function includes payer relations and reimbursement operations. Our payer relations function focuses on payer policy development, education,  contract negotiations, and data analysis. Our reimbursement operations function is responsible for verifying patient insurance benefits, individual patient case development, prior authorization submissions, case follow-up, and appeals when necessary. Our clinical function, consisting of a scientific advisory board, in-house therapists and nurses, and our Chief Medical Officer (part-time), serves as a resource to clinicians and patients and guides our development of clinical evidence in support of our products. We believe these investments are critical to driving payer, clinician and patient adoption of our technologies, and together with our commercial infrastructure, represent a significant competitive advantage.

Health insurance coverage for our Flexitouch and Entre systems is in place with private payers, Medicare, the Veterans Administration and certain Medicaid programs. Based on our estimates, we are contracted or enrolled as an in-network provider with payers covering nearly 275 million lives in the United States. Over 200,000 patients have been treated with our Flexitouch system since its launch in 2004, and approximately 42,000 Flexitouch systems were shipped in 2020. More than 57,000 patients have been treated with our Entre system since its launch in 2013, and approximately 17,000 Entre systems were shipped in 2020.

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

●	Initially, we modified our operations with the primary focus on keeping our employees safe while continuing to serve our clinicians and patients. As an essential business under federal guidelines, we continued to manufacture product and implemented multiple, smaller rotational shifts and other best practices to help protect the health and safety of our workforce. More recently, we have migrated closer to our pre-COVID work shifts, however we have implemented more stringent safety measures including mandatory use of face masks, social distancing and temperature checks for our employees.
●	We have continued to incorporate remote and flexible work arrangements for employees whenever possible, including real-time, online training of our new sales representatives.
●	We have continued to limit employee travel and contact restrictions to reduce exposure.
●	We have continued to collaborate with payers to modify coverage requirements by serving patients virtually.
●	In concert with COVID-19 social distancing requirements and recommendations, we moved to a “no contact” virtual patient training model. This new model substantially reduced the need for in-person contact and visits to patients’ homes and clinics in order to protect the health and limit the exposure of both our trainers and patients. Accordingly in the second quarter of 2020, we inactivated our independent healthcare practitioners, who acted as at-home trainers to educate patients on the proper use of our systems, in order to allow these individuals to have access to specific COVID related financial relief. We have since reactivated a small number of healthcare practitioners in the same capacity as trainers who educate patients on the proper use of our solutions.
●	We continue to transition large, in-person medical education programs in favor of conducting virtual meetings whenever possible.
●	When in-person visits are required, we are supporting clinicians and patients by using rigorous infection control practices.

We cannot assure you that these changes to our processes and practices will be successful in mitigating the impact of COVID-19 on our business. We continue to evaluate and, if appropriate, will adopt other measures in the future related to the ongoing safety of our employees, clinicians and patients. Additional information related to the COVID-19 pandemic is included elsewhere in this report.

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

Lymphedema worsens over time if not properly treated, and currently has no known cure. When untreated, lymphedema can become painful and debilitating. The symptoms of lymphedema can be managed however, and patients who are educated about effective treatment options can improve their quality of life.

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

 Chronic Venous Insufficiency

Chronic venous insufficiency (“CVI”), otherwise known as phlebolymphedema, occurs when the venous wall and/or valves in the veins are not working effectively, making it difficult for blood to return to the heart. The disease is prevalent among patients who are obese or pregnant and may also be caused by high blood pressure, trauma, lack of exercise, smoking, deep vein thrombosis and inflammation of the vein walls. As the valves deteriorate, blood is no longer able to effectively travel in the normal direction, leading to increased pressure in the vascular system, stretching and dilating vessels, which exacerbates the problem. Prolonged or untreated chronic venous insufficiency may cause an increase in the buildup of interstitial fluid (the fluid surrounding cells), which in turn, can cause skin and tissue changes that can permanently damage the lymphatic system. As hypertension increases, more fluid is pushed out of the vascular system leading to swelling, progressive tissue breakdown, skin infections and venous leg ulcers. Ulcers develop in areas with edema as swelling interferes with the movement of oxygen and nutrients through tissues, and if left untreated, these ulcers can quickly become infected or even gangrenous. Physicians diagnose chronic venous insufficiency based on appearance, symptoms and imaging techniques and classify it based upon a scale endorsed by the Society for Vascular Surgery.

Market Opportunity

Lymphedema and CVI are costly and lifelong conditions with debilitating physical and psychological impacts on patients. Based on a study performed by Dr. Steven Dean et al., it is estimated that more than 16 million people in the United States are living with lymphedema due to CVI. This, in addition to the estimated five million individuals living in the U.S with cancer-related and primary lymphedema, increases the prevalence estimates four-fold to over 20 million individuals. In order to more accurately target patients actively looking for a treatment option we have performed an analysis of claims data. Based on an analysis of claims data commissioned by us, we estimated that there were approximately 1.1 million patients diagnosed with lymphedema during the 12 months ended June 30, 2018. By comparison, claims-based data estimated that approximately 1.4 million patients were diagnosed with lymphedema in a 12-month period as of the most recent data extraction in December of 2020. This represents a 10.1% annualized increase in the number of patients diagnosed with lymphedema in a one-year period. It is important to note that the 2020 time period was impacted by the pandemic. We estimate that the addressable market opportunity for our Flexitouch system exceeds $5.0 billion in the United States, which is based on the number of patients diagnosed with lymphedema and our average selling price per device.

In the fourth quarter of 2016 we expanded the indications for use of the Flexitouch system. We received U.S. FDA clearance to market a first-of-its-kind system to treat patients suffering from lymphedema of the head and neck, a frequent consequence of head and neck cancer and its treatment. Patient symptoms often include significant skin changes, pain and discomfort, as well as difficulty breathing and swallowing. The American Cancer Society estimates that 430,000 people in the United States suffer from cancers of the head and neck, and more than 65,000 new patients are diagnosed each year. In a 2016 clinical publication, researchers at Vanderbilt University School of Medicine estimated that more than 75% of patients with head and neck cancer develop lymphedema requiring treatment. Our Flexitouch head and neck system is the only pneumatic compression device with an indication to treat patients suffering from debilitating head and neck lymphedema. We estimate the market opportunity for our Flexitouch head and neck system is approximately $1 billion in the United States, which is based on 75% of the total number of patients suffering from cancers of the head and neck and our average selling price per device. In June 2020, a study published in Supportive Care in Cancer recognized the effectiveness of Flexitiouch in treating patients with head and neck related lymphedema. The study, led by Vanderbilt University was a pilot randomized clinical trial reflecting statistically significant reductions in swelling, pain and improvements in the ability to swallow.

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

The standard of care treatment for CVI is compression therapy. Compression stockings and wraps are typically used to provide added pressure, increasing the effectiveness of the calf-muscle pump in returning blood to the heart, but these products can be challenging for patients to apply. As the disease progresses, patients may develop a venous leg ulcer, which is commonly treated using multilayered bandages to minimize swelling and enhance blood flow. A clinician applies these typically non-removable bandages to patients at a precise pressure and patients wear the bandages between weekly visits to the wound clinic during which they are then removed and reapplied. Treatment typically occurs for several months and impairs patient quality of life by limiting bathing, range of motion, comfort and other activities of daily living. Treatment efficacy is inconsistent because bandages can lose their precise pressure between treatments. Enhancing standard of care treatments for CVI with our pneumatic compression systems has been proven to reduce the recurrence of ulcer formations as well as recurrent skin infections (cellulitis) leading to better patient quality of life and lower overall cost of clinical care.

Our Strategy

Our goal is to become a leader in the at-home treatment of chronic diseases. We intend to leverage our established product, service and fulfillment platforms to be a global provider of clinically proven, easy-to-use and cost-effective solutions. The key elements of our strategy include:

●	Increase awareness of our solutions and establish them as the standards of care. We believe that many patients with lymphedema and chronic venous insufficiency are undiagnosed or undertreated, and we intend to further educate physicians, nurses, therapists, patients and payers to raise awareness of these diseases, the associated health burdens of such diseases on patients and society, and the clinical and economic benefits of using our products. We intend to continue promoting this awareness through training and educating clinicians, advertising campaigns, exhibiting at tradeshows and physician meetings and publishing additional clinical and economic outcome data demonstrating the benefits of our solutions. Our ongoing marketing initiatives focus on increasing referrals from physicians trained in venous and lymphatic diseases as well as oncology. In addition, we plan to launch more extensive direct-to-provider and patient marketing programs that we believe will further increase awareness of our solutions.
●	Expand our direct sales and customer support teams. We plan to expand our direct sales and marketing organization to drive greater product adoption by patients and their clinicians. We intend to strengthen our distribution network by continuing to recruit, train and retain talented sales representatives. With an expanded sales force, our goal is to expand the existing prescriber base.
●	Introduce new features and products to grow our technology platform. We are actively developing new products and features for our portfolio in order to expand the number of patients using our products and allow us to enter new clinical adjacencies. We pursue both internal research, design and development, and also work with external collaborators to expand our product offerings. In addition, we evaluate opportunities to license or acquire additional technologies and products to expand our total addressable market opportunity.
●	Continue the development of clinical and economic outcome data. A key part of our success is our ability to demonstrate the effectiveness of our products through clinical and economic outcome data. We intend to invest in additional studies to support peer-reviewed, published articles that evidence the clinical and economic benefits of our solutions as compared to traditional treatments. We intend to use these data to continue to educate clinicians, payers and patients on the proven advantages of our products compared to other therapies and expand our network of key opinion leader advocates.
●	Expand third-party reimbursement. Most of our products are covered under existing reimbursement codes, and we have secured coverage for our solutions with commercial payers, Medicare, the Veterans Administration and certain Medicaid programs. Our team has experienced significant success in obtaining positive coverage policies from payers by developing direct relationships with payer decision-makers, leveraging our relationships with physician societies and key opinion leaders, providing clinical data, demonstrating the efficacy of our products and educating payers on the limitations of traditional treatments. We intend to continue this strategic approach to further expand coverage for our solutions, as well as to meet payer-specific requirements on behalf of patients.
●	Introduce our solutions outside the United States. We currently market our products almost exclusively within the United States. While our current plan is to continue to focus our direct sales efforts on penetrating the U.S. market, we may explore expansion outside of the United States in the future.

Our Products

We market our Flexitouch and Entre systems as at-home therapies for the treatment of lymphedema and chronic venous insufficiency. These products have received 510(k) clearance from the FDA to be marketed in the United States. We believe our products have unique features and benefits that address the shortcomings of traditional treatments, are more cost-effective and enable more consistent and effective therapy, leading to enhanced patient quality of life, improved clinical outcomes and reduced cost of care.

Flexitouch System

Our Flexitouch Plus system is a fully automated, programmable, advanced pneumatic compression device, or APCD, designed for treatment of lymphedema in the home setting. Our Flexitouch system has received 510(k) clearance for the treatment of lymphedema, phlebolymphedema, lipedema, certain types of other edema, venous insufficiencies and certain types of leg ulcers. We introduced our first-generation Flexitouch system in the United States in 2003, our second-generation Flexitouch system in 2006, and our third-generation Flexitouch system, the Flexitouch Plus, in 2018. The mechanism of action of our patented Flexitouch Plus system is designed to stimulate the lymphatic system similar to manual lymphatic drainage therapy, the current standard of care in patient treatment. By automating this technique, we believe our system offers an effective, cost-efficient, convenient and accessible at-home treatment for patients.

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

Clinical Results and Studies

Overview

A key part of our success is our ability to demonstrate the effectiveness of our products by funding studies that generate clinical and economic outcome data supporting our products. We have developed a significant body of clinical data supporting the efficacy and safety of our products. We intend to continue to invest in additional studies to support peer-reviewed, published articles that evidence the clinical and economic benefits of our solutions as compared to traditional treatments. To date, more than 25 studies regarding the safety and efficacy of our products have been completed, in which over 2,100 subjects have been included.

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

Prior to case matching, 1,065 patients met these criteria. After case matching, the study included: 86 patients using conservative therapy matched with 87 patients on Flexitouch; 34 patients on simple PCDs, or SPCDs, matched with 23 patients on Flexitouch; and 69 patients on other advanced PCDs, or APCDs, matched with 67 patients on Flexitouch. Compared with conservative therapy alone, Flexitouch patients were associated with 69% lower per patient per year total phlebolymphedema- and sequelae-related costs net of any PCD-related costs ($3,839 vs $12,253; P=0.001). This was driven by 59% fewer mean annual hospitalizations (0.13 vs 0.32; P<0.001) corresponding to 82% lower inpatient costs and 55% lower outpatient hospital costs. Flexitouch patients were also associated with 52% lower outpatient physical therapy and occupational therapy costs and 56% lower other outpatient-related costs. Compared with SPCDs, Flexitouch was associated with 85% lower total costs ($1,153 vs $7,449; P=0.008) driven by 93% lower inpatient costs ($297 vs $4,215; P=0.002), 84% lower outpatient hospital costs ($368 vs $2,347; P=0.020), and 85% lower other outpatient-related costs ($353 vs $2,313; P=0.023). Compared with other APCDs, Flexitouch was associated with 53% lower total costs ($3,973 vs $8,436; P=0.032) because of lower outpatient costs and lower rates of cellulitis infections (22.4% vs 44.9% of patients; P=0.02).

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

The study evaluated a broad, clinically relevant set of healthcare use outcomes for each patient for the 12 months before and the 12 months after receipt of our Flexitouch system, including cellulitis infections, inpatient hospitalizations, physical therapy and outpatient hospital visits. Receipt of our Flexitouch system was associated with a significant decline in the rate of cellulitis diagnosis in the cancer-related lymphedema patients of 79% (from 21.1% to 4.5%; p<0.001) and in the non-cancer-related lymphedema patients of 75% (from 28.8% to 7.3%; p<0.001). The inpatient hospitalization rate declined 22% in the cancer-related group (from 2.7% to 2.1%; p=0.63) and declined 54% in the non-cancer-related group (from 7.0% to 3.2%; p=0.02). The manual therapy rate decreased 30% in the cancer-related lymphedema patients (from 35.6% to 24.9%; p=0.001) and decreased 34% in the non-cancer-related lymphedema patients (from 32.3% to 21.2%; p=0.001). In addition, outpatient hospital visits declined 29% in the cancer-related patients (from 58.6% to 41.4%; p<0.001) and 40% in the non-cancer-related patients (from 52.6% to 31.4%; p<0.001).

The study also reviewed lymphedema-related healthcare costs for each patient in the study for the 12 months before and the 12 months after receipt of our Flexitouch system. Among the cancer-related lymphedema patients, total costs per patient, excluding durable medical equipment costs, were reduced by 37%, from $2,597 to $1,642 (p=0.002) following receipt of our Flexitouch system. The greatest contributor to this change was a 54% reduction in outpatient hospital costs from $1,517 to $694 (p<0.001). Total costs per non-cancer-related lymphedema patients, excluding durable medical equipment costs, were reduced by 36%

from $2,937 to $1,883 (p=0.007). Outpatient hospital costs for the non-cancer patients declined by 65% from $1,726 to $606 (p<0.001).

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

Use of our Flexitouch system was associated with a statistically significant reduction in limb volume with 88% of patients experiencing a reduction in limb volume and with 35% enjoying a substantial reduction in limb volume of greater than 10%. Twelve percent of patients experienced an increase in limb volume. Clinician assessment indicated that the majority of patients experienced improvement in the condition of their skin. Eighty-six percent of the patients exhibited a reduction in skin hardening (fibrosis) based on manual assessment of the skin. Based on clinical observation of function, 85% of patients demonstrated an increased ability to perform activities of daily living. Additionally, 77% of patients demonstrated improved range of motion.

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

Ninety percent of the 155 study patients reported being "satisfied" with our Flexitouch system. Of these patients, more than 65% reported being "extremely satisfied." Further, 95% of patients reported a positive limb volume outcome, which was defined as a patient perceiving that limb volume had been maintained or reduced with device use. Of these patients, 42% reported limb volume decreases as much as 20%, and an additional 20% reported decreases of less than 20%. In addition, clinically and statistically significant improvements occurred in all areas of physical and emotional health (p<0.006).

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

Use of our Flexitouch system was associated with overall improvement in lower extremity-related symptoms, with 54% of patients reporting greatly improved symptom control after use of our Flexitouch system, 35% moderately improved and 11% mildly improved. In the year before use of our Flexitouch system, 15% of the patients reported 26 episodes of cellulitis, which decreased to five episodes after initiation of the Flexitouch system (P=0.002) in subsequent median follow-up of 12.7 months. Eight percent of patients reported skin ulceration of the affected extremity in the year before presentation for treatment. The number of lower-extremity ulcers pre- and post-Flexitouch system use decreased from seven to two (P=0.007). Overall, 46% of the patients had complete limb girth measurements at the ankle and calf, and there was a statistically significant decreased overall limb girth after Flexitouch system treatment in pre- and post-ankle (28.3 cm vs. 27.5 cm, P=0.01), and calf mean girths (44.7 cm vs. 43.8 cm, P=0.018). In addition, venous reflux was present in 18% of patients, 14% and 4% within the superficial and deep venous system respectively. In patients with venous reflux, moderate to great improvement in symptoms was reported in 7% and 11%, respectively compared with 28% and 43% in patients without venous reflux (P=0.257).

Advanced Pneumatic Compression for Treatment of Lymphedema of the Head and Neck

An open label, randomized wait-list controlled trial published in the Supportive Care in Cancer journal supported the safety and feasibility of the Flexitouch system APCD for the treatment of secondary lymphedema in head and neck cancer, or HNC, patients. This study was conducted in the United States and included 49 head and neck cancer patients. Eligible patients had completed treatment for HNC, were disease free, and had lymphedema at enrollment. Participants were randomized to wait-list lymphedema self-management (standard of care) or lymphedema self-management plus the use of the APCD bib. Safety (CTCAE V4.0) and feasibility were primary endpoints; secondary endpoints included efficacy measure by objective examination and patient reported outcomes (symptoms, quality of life, function) adherence barriers, and satisfaction. Assessments were conducted at baseline and weeks 4 and 8.

No device-related serious adverse events were reported. Most patients used the APCD once per day, instead of the prescribed twice per day, citing time related factors as barriers to use. Patients in the intervention group reported improvement in perceived ability to control lymphedema (baseline: 5/19, 26% good or excellent;

8 weeks: 16/19, 84% good or excellent, p=0.003) and visible external swelling (front view p<0.001, right view p=0.004, left p=0.005), as well as less reported pain. Relative to patients in the control group, at 8-weeks patients using the Flexitouch system had statistically significant reductions in the reported severity of soft tissue (p=0.008, d =−0.86) and neurological symptoms (p=0.047, d=−0.60) clusters on the Lymphedema Symptom Intensity and Distress Survey-Head and Neck. Relative to patients in the control group, patients using the Flexitouch system had statistically significant improvement in swallowing solids (p=0.016) and mucous related symptoms (p=0.050, d=−0.80 and −0.57 respectively) on the Vanderbilt Head and Neck Symptom Survey plus General Symptom Survey.

Sales and Marketing

Unlike many of our competitors, we utilize a direct-to-patient and -provider model to market our solutions directly to patients and clinics, whereby we disintermediate the traditional durable medical equipment channel, providing high-quality customer service and capturing both the manufacturer and distributor margins. The below chart shows this disintermediation:

Our direct-to-patient and -provider model is composed of a direct sales force, patient training and support, reimbursement capabilities and medical expertise to expand awareness, garner referrals and obtain payment for our products. As of December 31, 2020, we employed a field staff of 255 Tactile employees, made up of sales and service representatives, as well as managers, who provide coverage throughout the United States. Furthermore, we have a team of approximately 30 Field Support Specialists, who assist our field staff by conducting patient demonstrations and collecting necessary medical records and documentation. The Field Support Specialists’ role provides more time for our direct field staff to focus on engaging with clinicians and growing our prescriber base. The chart below describes our U.S. direct-to-patient and -provider model.

Our marketing team leads our efforts in brand development, product messaging, tradeshow attendance, educational forums, website development, social media and advertising.

Reimbursement, Payer Relations and Customer Support Process

Private insurers and other payers represented approximately 71% and 72% of our revenue in 2020 and 2019, respectively, while Medicare represented approximately 16% and 11% of our revenue in 2020 and 2019, respectively, and Veterans Administration hospitals represented approximately 13% and 17% of our revenue in 2020 and 2019, respectively. When we sell our solutions directly to patients, we generally bill third-party payers, such as commercial insurance or Medicare, on behalf of our patients and bill the patient for their copayment obligations and deductibles.

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

Our reimbursement function includes payer relations and reimbursement operations. Our payer relations function focuses on payer policy development, education,  contract negotiations, and data analysis. Our reimbursement operations function is responsible for verifying patient insurance benefits, individual patient case development, prior authorization submissions, case follow-up, and appeals when necessary. The reimbursement operations function is organized into “regional payer lanes” so that each case is handled throughout the process by experts in specific payer requirements.

We have strong and established payer relationships, including most of the largest private payers in the United States. Based on our estimates, we are contracted or enrolled as an in-network provider with payers covering nearly 275 million lives. These contracts allow us to be an in-network provider for patients, enabling them to access our systems at a competitive rate and copay comparable to other suppliers and easing our administrative burden in processing authorizations and claims. We have enjoyed a consistent commercial payer approval rate of greater than 80% for the last ten years, and a greater than 90% Medicare claims submitted approval rate (post-arbitration and based on the number of claims, not dollar amount of claims, submitted across all our products) since we began doing business with Medicare in 2007. We have an in-depth understanding of specific payer coverage criteria, and our submission materials are tailored to address an individual payer's distinct requirements. Our dedicated customer service team is available to answer patient questions regarding reimbursement, account status, device operation and troubleshooting during normal business hours. We receive no additional reimbursement for patient support, but provide high-quality customer service and continuity of care to enhance patient comfort, satisfaction, compliance and safety with our products.

Our Flexitouch Plus system controller is reimbursed under HCPCS code E0652, and our Entre system controller is reimbursed under HCPCS code E0651. Garments that cover various parts of the body are used with these systems and billed using HCPCS codes E0667, E0668 and E0669. Our head and neck garments do not currently have billing codes assigned. To date, over 1,100 payers have paid for our products.

Research and Clinical Operations

We are committed to ongoing research and development as part of our efforts to be at the forefront of physician and patient preference in the area of chronic disease, especially lymphedema and chronic venous insufficiency. Our research and development and clinical operations functions include scientists, clinical monitors and project managers with expertise in pneumatics, electronics, garment design, embedded software, mechanical design, sensors, manufacturing technologies and clinical trial management. Our current research and development efforts are focused primarily on increasing efficacy, improving design for ease-of-use, enhancing clinical functionality and reducing production costs of our solutions. Our clinical development efforts are focused on further differentiating our products from our competitors. We coordinate our development efforts with our intellectual property strategies in order to enhance our ability to obtain patent and other intellectual property protection. Our research and development expenses, including spending on our clinical evidence development efforts, totaled $5.3 million and $5.2 million for the years ended December 31, 2020 and 2019, respectively.

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

We have implemented a quality management system designed to comply with FDA regulations and International Standards Organization, or ISO, standards governing medical device products. In the United States, we and some of our manufacturers are required to manufacture our products in compliance with the FDA's Quality System Regulation, which covers the methods and documentation of the design, testing, control, manufacturing, labeling, quality assurance, packaging, storage and shipping for our products. We maintain a quality management system to control compliance with such requirements and have procedures in place designed to ensure that all products and materials purchased by us conform to our requirements and FDA regulations. Our quality management system has been certified to ISO 13485:2003 in 2012, 2014 and 2017, and to ISO 13485:2016 in 2019 and 2020. Many of our manufacturers' quality management systems also have been certified to ISO.

Order Fulfillment and Patient Education

Once we have a complete patient order and appropriate documentation from the payer, we package and ship a system, configured to their physician's prescription, directly to the patient. We utilize third-party carriers for delivery and pick up of our devices. After delivery and when requested by our patient, we coordinate a virtual or at-home visit from one of our licensed, contract trainers to provide education, clinical support or customer service. These trainers are healthcare professionals, licensed in their state of residence, instructed on proper use of our products. Patient visits are coordinated from our offices in Minneapolis and training sessions are assigned by our staff.

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

We believe we are the only pneumatic compression home-therapy device company with a meaningful U.S. market position supported by a direct sales force. We believe our manufacturing competitors' complete reliance on durable medical equipment (DME) distribution intermediaries compresses their margins and limits their ability to invest in clinical evidence and product features that address consumer preferences. To pursue a direct-to-patient and -provider sales model, our manufacturing competitors would need to meet national accreditation and state-by-state licensing requirements, secure Medicare billing privileges, as well as compete directly with the home medical equipment providers that many rely on across their entire home care businesses.

We anticipate that, given the size of the available market, we will face increased competition in the future as existing companies and competitors develop new or improved products and distribution strategies and as new companies enter the market with new technologies and distribution strategies. Our ability to compete successfully and to increase our market share is dependent upon our reputation for providing responsive, professional and high-quality products and services and achieving strong customer satisfaction.

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

Our Flexitouch and Entre systems (all models) are Class II devices under the FDA classification system requiring 510(k) clearance. We obtained 510(k) clearance for our Flexitouch system in October 2006 and for a discontinued predecessor system in July 2002. In September 2016, we received 510(k) clearance from the FDA for the Flexitouch system for treating lymphedema of the head and neck. In June 2017, we announced that we received 510(k) clearance from the FDA for the Flexitouch Plus, the third-generation version of our Flexitouch system. In December 2020, we received 510(k) clearance for two new indications for our Flexitouch Plus system: phlebolymphedema and lipedema. We obtained 510(k) clearance for our Entre system in May 2015. All of our Class II devices have obtained 510(k) clearance and that status remains current as of the date of this filing.

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

Centers for Medicare and Medicaid Services

Centers for Medicare and Medicaid Services, or CMS, requires providers of products or services to attain and maintain accreditation in order to participate in federally funded healthcare programs. To attain and maintain accreditation, companies are required to institute policies and procedures that, among other things, formalize the interaction of the company with patients. Accrediting bodies that are approved (“deemed”) by CMS will perform audits of these policies and procedures every three years. Should a company fall out of compliance with the requirements of the accrediting body, expulsion from the Medicare program could follow. In May 2008, we became a Durable, Medical Equipment, Prosthetics, Orthotics, and Supplies accredited supplier by the Accreditation Commission for Health Care. This accreditation must be renewed every three years through a recredentialing process that includes an on-site review. We last renewed our accreditation with our accrediting body in May 2020. Maintaining our accreditation and Medicare enrollment requires that we comply with numerous business and customer support standards. If we are deemed out of compliance with accreditation standards, our enrollment status in the Medicare program could be jeopardized, up to and including termination.

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

The Federal Anti-Kickback Statute applies to certain arrangements with healthcare providers, product end users and other parties, including marketing arrangements and discounts and other financial incentives offered to our clinicians in connection with the sales of our products. The statute is very broad, but includes statutory safe harbors (such as a discount safe harbor) to ensure that if a company tailors its conduct in accordance with a safe harbor, it will not violate the statute. The Health and Human Services Office of Inspector General made significant changes to the Anti-Kickback Statute’s regulatory safe harbors in November 2020 by modifying certain safe harbors and creating new safe harbors. The changes were published as part of the Trump Administration’s Regulatory Sprint to Coordinated Care. The new and expanded safe harbors will not have a material impact on our overall duty to comply with the Anti-Kickback Statute.

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

Environmental Regulation

Our research and development and manufacturing processes and operations involve the controlled use of hazardous materials, including flammables, toxics and corrosives and produce hazardous chemical waste products. We are subject to numerous foreign, federal, state, and local environmental, health and safety laws and regulations relating to, among other matters, safe working conditions, product stewardship and end-

of-life handling or disposition of products, and environmental protection, including those governing the generation, storage, handling, use, transportation and disposal of hazardous or potentially hazardous materials. Some of these laws and regulations require us to obtain licenses or permits to conduct our operations. Environmental laws and regulations are complex, change frequently and have tended to become more stringent over time.

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

The European Union is the primary regulator in Europe, which has adopted numerous directives and has promulgated voluntary standards regulating the design, manufacture, clinical trials, labeling and adverse event reporting for medical devices. Medical devices that comply with the requirements of applicable directives will be entitled to bear the CE conformity marking, indicating that the device conforms with the essential requirements of the applicable directives and, accordingly, can be commercially distributed throughout the member states of the European Union, and other countries that comply with or mirror these directives. We have the authorization to affix the CE Mark to our Flexitouch (classic) system to commercialize these devices in the European Union. The notified body who inspected us issued our ISO 13485 certification in October 2014 and our EC-Certificate in December 2014.

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

CMS, which is the agency within the Department of Health and Human Services that administers both Medicare and Medicaid, has the authority to decline to cover particular products or services if it determines that they are not "reasonable and necessary" for the treatment of Medicare beneficiaries. A coverage determination for a product, which establishes the indications that will be covered, and any restrictions or limitations, can be developed at the national level by CMS through a National Coverage Determination, or NCD, or at the local level through a Local Coverage Determination, or LCD, by a regional Medicare Administrative Contractor, which is a private contractor that processes and pays claims on behalf of CMS for the geographic area where the services were rendered. Obtaining a coverage determination, whether an NCD or LCD, is a time-consuming, expensive and highly uncertain endeavor, especially for a new device. Under a NCD that has been effective since January 14, 2002, pneumatic compression devices, or PCDs, including our products, are covered for the treatment of lymphedema or for the treatment of chronic venous insufficiency with venous stasis ulcers.  A LCD, administered by the four Medicare Administrative Contractors responsible for processing durable medical equipment claims, sets forth additional coverage criteria that impacts Medicare coverage for our products. Our Medicare business has increased to 16% of revenue in 2020 compared to 11% in 2019.

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

Patents

Our patent portfolio consists of three sets of patents, including patents relating to our Flexitouch system and other wearable compression-related technologies. As of December 31, 2020, we owned more than 165 issued patents globally, of which 41 were issued U.S. patents. As of December 31, 2020, we owned 57 patent applications pending globally, of which 19 were patent applications pending in the United States. Our U.S. issued patents have varying patent terms, expiring between 2022 and through at least 2036, subject to payment of required maintenance fees, annuities and other charges. U.S. patents covering various aspects of our Flexitouch system expired in 2017.

Trademarks

We have registered the trademarks Flexitouch and the Flexitouch logo design with the United States Patent and Trademark Office on the Principal Register. We rely in the United States on common law rights to the Entre, Tactile Medical and Tactile Medical design trademarks and have applied to register the Tactile Medical trademark in the United States, Australia, China, the European Union and Japan.

Seasonality

Our business is affected by seasonality. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Seasonality.”

Human Capital Resources

As a company, Tactile’s mission is to develop and sell solutions that help increase clinical efficacy, reduce overall healthcare costs and improve the quality of life for patients with chronic conditions by treating them at home. We believe the strength of our employees is the cornerstone to achieving these goals. As of December 31, 2020, we had 707 employees, a 12% increase over 2019. We have 285 employees who are based throughout the United States and 422 who are primarily based in our corporate/manufacturing locations in the Minneapolis metropolitan area. Our employees are our most important assets and they set the foundation for our ability to achieve our strategic objectives.

The success and growth of Tactile’s business depends, in large part, on our ability to attract, retain and develop a diverse population of talented and high-performing employees at all levels of our organization, including the individuals who comprise our domestic workforce as well as executive officers and other key personnel. To succeed in a competitive labor market, Tactile has developed key recruitment and retention strategies, objectives and measures that we focus on as part of the overall management of our business. These strategies, objectives and measures form the pillars of our human capital management framework and are advanced through the following programs, policies and initiatives:

Total Rewards: Rewarding and supporting our employees is essential to Company morale. To ensure we maintain a competitive salary and benefits package, we utilize an independent third party to evaluate employee wages. We continue to explore and utilize benefits options in line with our growing and diverse workforce to attract and retain top talent. These benefits include but are not limited to retirement savings, employee stock purchase plans, a variety of health insurance options, including dental and vision, discounts on healthy foods and fitness memberships, disability insurance, and paid maternity/paternity leave. Our Remote Work Policy also allows for a flexible work schedule and location, depending on business needs and the specific role.

Diversity, Equity, and Inclusion: Tactile considers diversity, equity, inclusion, and employee engagement as cornerstones to the future growth of the business. Our diverse and inclusive workplace encourages different perspectives and ideas, which we believe enables better business decisions and rapid innovation. We are committed to constructive and critical self-evaluation that leads to concrete steps that continually enhance and strengthen our corporate culture. In 2020, we conducted an anonymous employee survey to identify areas of improvement, which included:

●	Increased diversity awareness programs for all areas of our organization; and
●	Increased focus on enhancing inclusiveness in our culture and understanding unintentional bias.

Fair Labor Practices: We seek fair labor practices throughout our business, including from our partners and key suppliers who share our values for human rights, dignity, and respect. We have implemented a Supplier Code of Conduct requiring the same commitment to human rights, fair labor practices, and anticorruption that we value at Tactile Medical.

Health and Safety: The health and safety of our employees is a vital aspect to the success of the Company. We provide all employees training on workplace safety and require employees to follow standards and practices supporting a safe and healthy work environment. Our commitment to the health, safety, and wellness of employees, patients, and business partners alike can be demonstrated by our expedient Covid-19 response. We revamped our business processes to allow for social distancing, limited face-to-face interactions by operating virtually when able, and provided additional PPE for applicable employees while serving over 60,000 patients and avoiding employee lay-offs.

Talent and Retention: In 2020, Tactile focused on recruitment, hiring, and retention to ensure the highest quality talent and best fit for specific roles and the Company. Our recruitment efforts are expanding by assuring strong recruiting and hiring processes, and implementing an applicant tracking system. This applicant tracking system will support continuous improvement in our hiring process and will be leveraged to coaching and employee growth. We have also implemented a company intranet to facilitate employee inclusion, provide resources, and further transparent communication efforts.

The result of the culmination of the above is measured by our employee engagement. We annually participate in survey conducted by a third-party resource in conjunction with the Top Workplace Award programs. In 2020, our employees once again selected Tactile Medical as a Top Workplace in Minnesota for the 11th year in a row.

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

Risks Related to Our Business, Operations and Strategy

The COVID-19 pandemic has adversely affected, and we expect that it will continue to adversely affect, our business, financial condition and results of operations.

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

Further, the extent to which the COVID-19 pandemic will impact our business, financial condition and results of operations in the future will depend on future developments, which are highly uncertain and cannot be predicted, including, but not limited to, the duration, spread, severity, and impact of the COVID-19 pandemic, the effects of the COVID-19 pandemic on our clinician customers and their patients, our suppliers and our payers, and the remedial actions and stimulus measures adopted by governmental authorities, and to what extent normal economic and operating conditions can resume. Even after the COVID-19 pandemic has subsided, we may continue to experience adverse impacts to our business as a result of any related economic recession or depression that has occurred or may occur in the future.

The potential negative impacts of the COVID-19 pandemic on us include, but are not limited to:

●	further reduced demand for our products;
●	reductions in coverage or reimbursement of our products by payers;

●	our inability to effectively conduct patient demonstrations and trainings;
●	continued restricted access to clinicians, further reduced patient consultations and treatments, and additional or further closures of healthcare facilities and clinics;
●	high absenteeism by our staff, prescribers and/or patients;
●	disruptions to our supply chain;
●	limitations on the ability of our workforce to perform their duties effectively;
●	disruptions in the timely delivery of our products to patients;
●	increased risks of phishing, ransomware and other cybersecurity attacks;
●	delayed reviews and approvals by the U.S. Food and Drug Administration;
●	increased unemployment rates in the U.S., which may lead to a reduced number of patients with available insurance coverage, resulting in a reduction in the demand for our products;
●	significant stock market volatility, resulting in extreme price and volume fluctuations;
●	our inability to focus on or expend resources toward the expansion of our business; and
●	continued adverse impact on liquidity or sources of capital.

Given the evolving health, economic, social and governmental impacts of the COVID-19 pandemic, the potential impact that the COVID-19 pandemic could have on us remains uncertain, but it could have a material adverse effect on our business, financial condition and results of operations.

Our revenue is primarily generated from our Flexitouch system and we are therefore highly dependent on one product.

Our Flexitouch system accounted for 88% and 90% of our revenue for the years ended December 31, 2020 and 2019, respectively. We expect that sales of this product will continue to account for the substantial majority of our revenue going forward. Therefore, our ability to execute our growth strategy will depend not only upon increasing awareness of lymphedema, but also on the adoption of our Flexitouch system to treat this condition. Many physicians and clinicians may have experience with, and/or invested substantial resources in, developing expertise in traditional or alternative treatments for lymphedema, which may make them less willing to adopt our Flexitouch system. If our Flexitouch system fails to achieve wide market acceptance for any reason, our business, financial condition and results of operations could be adversely affected.

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

In order to generate future sales growth, we will need to expand the size and geographic scope of our direct sales organization. Accordingly, our future success will depend largely on our ability to continue to hire, train, retain and motivate skilled sales personnel with significant technical knowledge of lymphedema and chronic venous insufficiency. Because the competition for their services is high, we cannot be certain we will be able to hire and retain additional personnel on favorable or commercially reasonable terms, if at all. Failure to hire or retain qualified sales personnel would prevent us from building awareness of our solutions, expanding our business and generating additional sales. If we are unable to expand our sales and marketing capabilities, we may not be able to effectively commercialize our products, which could have an adverse impact on our business.

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

We rely on third-party manufacturers and suppliers to supply all components and materials used in our Flexitouch and Entre systems. Our ability to supply our products commercially depends, in part, on our ability to obtain components and materials in accordance with our specifications and with regulatory requirements and in sufficient quantities to meet demand for our products. Our ability to obtain components and materials may be affected by matters outside our control, including that our suppliers may cancel our arrangements on short notice, we may be relatively less important as a customer to certain suppliers and our suppliers may have disruptions to their operations. Further, while so far we have not experienced any significant disruptions in the supply of components and materials to us due to the COVID-19 pandemic, the pandemic may result in such disruptions in the future.

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

The United States government from time to time has adopted new approaches to trade policy, including in some cases renegotiating or terminating certain existing bilateral or multi-lateral trade agreements. It has also initiated or is considering the imposition of tariffs on certain foreign goods, including certain raw materials that are included in our products, or on our products directly. Changes in U.S. trade policy has and could continue to result in one or more of its trading partners adopting responsive or retaliatory trade policies, making it more difficult or costly for us to export our products to those countries in the future or import our products or raw materials utilized in making our products. These measures could result in increased costs for goods imported into the United States. Since our prices are often fixed due to the reimbursement policies of, and arrangements with, third-party payers, this could result in lower margins on our products.

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

Our operating costs may fluctuate significantly in the future as a result of a variety of factors, many of which are outside of our control. These factors include:

●	increased sales and marketing costs to increase awareness of our products;
●	additional expenditures and costs relates to changes in operations in response to the COVID-19 pandemic;
●	costs to develop new and enhanced features for current products and research and development costs for new products;
●	the time, resources and expense required to develop and conduct clinical trials and seek additional regulatory clearances and approvals for additional treatment indications for our products and for any additional products we develop or acquire;
●	the costs of preparing, filing, prosecuting, defending and enforcing patent claims and other patent related costs, including litigation costs and the results of such litigation;
●	any product liability or other lawsuits related to our products and the costs associated with defending them or the costs related to the results of such lawsuits;
●	the costs to attract and retain personnel with the skills required for effective operations;
●	the costs associated with being a public company; and
●	costs associated with entering and maintaining international markets.

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

The medical device industry is highly competitive and subject to rapid change and technological advancements. Therefore, it is important to our business that we continue to enhance our product offerings and introduce new products. Developing products is expensive and time-consuming and could divert management's attention away from our business. We may not be successful in developing new products or enhancements to existing products. Further, as occurred with the Airwear wrap product that we licensed in October 2018 and terminated in July 2020, we may expend financial, management and operational resources on products that we are not able to successfully commercialize.

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

A number of factors over which we have limited control, such as seasonal variations in revenue, may contribute to fluctuations in our financial results. In the first quarter of each year, when most patients have started a new insurance year and have not yet met their annual out-of-pocket payment obligations, we experience substantially reduced demand for our products. We typically experience higher revenue in the third and fourth quarters when more patients have met their annual insurance deductibles, thereby reducing their out-of-pocket costs for our products, and because patients desire to exhaust their flexible spending accounts at year end. This seasonality applies only to purchases and rentals of our products by patients covered by commercial insurance and is not relevant to Medicare, Medicaid or the Veterans Administration, as those payers either do not have plans that have declining deductibles over the course of the plan year and/or do not have plans that include patient deductibles for purchases or rentals of our products. To the extent that the prevalence of high deductible insurance plans and higher copay and coinsurance plans continue to grow in the private payer market, the seasonal variations in our revenue could become even more pronounced. Further, seasonality trends may be significantly different than historical trends as a result of the COVID-19 pandemic and related impacts.

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

We may experience a disruption of our business activities due to senior executive transitions.

Effective June 8, 2020, Daniel L. Reuvers became our President and Chief Executive Officer and a member of the Board of Directors, succeeding our long-time Chief Executive Officer Gerald R. Mattys. Recently hired executives may view the business differently than prior members of management, and over time may make changes to our strategic focus, operations, business plans, existing personnel and their responsibilities. We can give no assurances that we will be able to properly manage any such shift in focus, or that any changes to our business would ultimately prove successful. In addition, effective September 30, 2020, our former Chief Operating Officer, Robert J. Folkes, left the Company. Leadership transitions and management changes can be inherently difficult to manage and may cause uncertainty or a disruption to our business or may increase the likelihood of turnover in key officers and employees. Our success depends in part on having a successful leadership team. If we cannot effectively manage leadership transitions and management changes, it could make it more difficult to successfully operate our business and pursue our business goals. We can give no assurances that we will be able to retain the services of any of our current executives or other key employees. If we do not succeed in attracting well-qualified employees, retaining and motivating existing employees or integrating new executives and employees, our business could be materially and adversely affected.

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

We may be adversely affected by natural disasters and other catastrophic events, and by man-made problems such as terrorism or violence, that could disrupt our business operations.

Natural disasters or other catastrophic events may also cause damage or disruption to our operations, including causing delays in completing sales, continuing production or performing other critical functions of our business, which could have an adverse effect on our business, operating results and financial condition. Our business operations are subject to interruption by natural disasters, fire, power shortages, pandemics and other events beyond our control. In addition, acts of terrorism, violence and other geo-political unrest could cause disruptions in our business or the businesses of our partners or the economy as a whole. In the event of a natural disaster, including a major earthquake, blizzard or hurricane, or a catastrophic event such as a fire, power loss, or telecommunications failure, we may be unable to continue our operations for a period of time in the affected area, which could have an adverse effect on our future operating results.

We may pursue acquisitions and our potential inability to successfully integrate newly acquired companies or businesses could adversely affect our financial results.

We may pursue acquisitions of other companies or their businesses in the future. If we complete acquisitions, we face many risks commonly encountered with growth through acquisitions. These risks include:

●	incurring significantly higher than anticipated capital expenditures and operating expenses;
●	failing to assimilate the operations, customers and personnel of the acquired company or business;
●	disrupting our ongoing business;
●	dissipating our management resources;
●	dilution to existing stockholders from the issuance of equity securities;

●	liabilities or other problems associated with the acquired business;
●	failing to achieve the anticipated benefits of the acquisition;
●	incurring debt on terms unfavorable to us or that we are unable to repay;
●	becoming subject to adverse tax consequences, substantial depreciation or deferred compensation charges;
●	improper compliance with laws and regulations;
●	failing to maintain uniform standards, controls and policies; and
●	impairing relationships with employees and business partners as a result of changes in management.

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

Government Regulation, Compliance and Legal Risks

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

To continue operating our business under our direct-to-patient and -provider model, we must maintain our Durable Medical Equipment certification from the Accreditation Commission for Health Care. In May 2008, we became a Durable, Medical Equipment, Prosthetics, Orthotics, and Supplies accredited supplier by the

Accreditation Commission for Health Care. This accreditation status must be renewed every three years through a recredentialing process that includes an on-site review. We last renewed our accreditation with our accrediting body in May 2020. If we are deemed out of compliance with accreditation standards, our enrollment status in the Medicare program could be jeopardized, up to and including termination. In addition to maintaining our Durable Medical Equipment certification from the Accreditation Commission for Health Care, we also must maintain certain state-required licenses. If we were found to be noncompliant, we could lose our licensure in that state. Losing our licensure could subject us to financial penalties and/or prohibit us from selling our current or future products to patients in such state and our business, financial condition and results of operations could be adversely affected as a result of any such prohibition.

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

Other legislative changes have been proposed and adopted in the United States since the ACA was enacted. The Budget Control Act of 2011 requires, among other things, mandatory across-the-board reductions in Federal spending, also known as sequestration. The American Taxpayer Relief Act of 2012 postponed sequestration for two months. As required by law, a sequestration order was issued on March 1, 2013. As a result of the sequestration order, Medicare Fee-for-Service claims with dates-of-service or dates-of-discharge on or after April 1, 2013 will continue to incur a 2% reduction in the Medicare payment until further notice. Claims for durable medical equipment, prosthetics, orthotics and supplies, including claims under the DME Competitive Bidding Program, are reduced by 2% based upon whether the date-of-service, or the start date for rental equipment or multi-day supplies, is on or after April 1, 2013. This 2% reduction based on the sequestration was suspended in 2020 due to the public health emergency, and Congress recently extended the sequestration moratorium through March 31, 2021, but the 2% reduction will go back into effect at some point. We expect that additional state and federal healthcare reform measures will be adopted in the future, any of which could limit the amounts that federal and state governments will pay for healthcare products and services, which could result in reduced demand for our products or additional pricing pressures.

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

HIPAA requires healthcare providers like us to develop and maintain policies and procedures with respect to protected health information that is used or disclosed, including the adoption of administrative, physical and technical safeguards to protect such information. The HITECH Act expands the notification requirement for breaches of patient-identifiable health information, restricts certain disclosures and sales of patient-identifiable health information and provides a tiered system for civil monetary penalties for HIPAA violations. The HITECH Act also increased the civil and criminal penalties that may be imposed against covered entities, business associates and possibly other persons and gave state attorneys general new authority to file civil actions for damages or injunctions in federal courts to enforce the federal HIPAA laws and seek attorney fees and costs associated with pursuing federal civil actions. Additionally, certain states have adopted comparable privacy and data security laws and regulations, some of which may be more stringent than HIPAA.

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

Failure to comply with privacy and data security laws and regulations could subject us to substantial penalties and our business, operations and financial condition could be adversely affected.

In addition to the HIPAA and HITECH regulations described above, a number of U.S. states have also enacted data privacy and data security laws and regulations that govern the collection, use, disclosure, transfer, storage, disposal, and protection of sensitive personal information, such as social security numbers, medical and financial information and other personal information. These laws and regulations may be more restrictive and not preempted by U.S. federal laws.  For example, several U.S. territories and all 50 states now have data breach laws that require timely notification to individual victims, and at times regulators, if a company has experienced the unauthorized access or acquisition of sensitive personal data. Other state laws contain additional disclosure obligations for businesses that collect personal information about residents and afford those individuals additional rights relating to their personal information that may affect our ability to use personal information or share it with our business partners. We will continue to monitor and assess the impact of these state laws, which may impose substantial penalties for violations, impose significant costs for investigations and compliance, allow private class-action litigation and carry significant potential liability for our business.

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

We are exposed to the risk that our employees and other third parties, in spite of our compliance training and programs, may engage in fraudulent conduct or other illegal activity. Misconduct by employees and other third parties could include intentional, reckless and/or negligent conduct or disclosure of unauthorized activities to us that violate FDA regulations, including those laws requiring the reporting of true, complete and accurate information to the FDA, manufacturing standards, federal and state healthcare fraud and abuse laws and regulations, or laws that require the reporting of financial information or data accurately. In particular, sales, marketing and business arrangements in the healthcare industry are subject to extensive laws intended to prevent fraud, kickbacks, self-dealing and other abusive practices. These laws and regulations may restrict or prohibit a wide range of pricing, discounting, marketing and promotion, sales commission, customer incentive programs and other business arrangements. Activities subject to these laws also involve the improper use of information obtained in the course of clinical trials, which could result in regulatory sanctions and serious harm to our reputation. It is not always possible to identify and deter employee and other third-party misconduct, and the precautions we take to detect and prevent this activity may not be effective in controlling unknown or unmanaged risks or losses or in protecting us from governmental investigations or other actions or lawsuits stemming from a failure to be in compliance with such laws. If any such actions are instituted against us, and we are not successful in defending ourselves or asserting our rights, those actions could have a significant impact on our business, including the imposition of significant civil, criminal and administrative penalties, damages, monetary fines, disgorgement, possible exclusion from participation in Medicare, Medicaid and other federal healthcare programs, contractual damages, reputational harm, diminished profits and future earnings and curtailment or restructuring of our operations, any of which could adversely affect our ability to operate.

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

Financial Condition, Credit and Tax Risks

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

We believe our cash, cash equivalents, marketable securities and cash flows from operations, together with the Credit Agreement will be sufficient to meet our working capital and capital expenditure requirements for at least the next twelve months. However, we have based these estimates on assumptions that may prove to be incorrect, and we could spend our available financial resources much faster than we currently expect. Any future funding requirements will depend on many factors, including:

●	market acceptance of our products;
●	the scope, rate of progress and cost of our clinical studies;
●	the cost of our research and development activities;
●	the cost of filing and prosecuting patent applications and defending and enforcing our patent or other intellectual property rights;
●	the cost of defending, in litigation or otherwise, any claims that we infringe third-party patents or other intellectual property rights;
●	the cost and timing of additional regulatory clearances or approvals;
●	the cost and timing of establishing additional sales, marketing and distribution capabilities;
●	costs associated with any product recall that may occur;
●	additional expenditures and costs related to changes in operations in response to the COVID-19 pandemic;
●	the effect of competing technological and market developments;
●	the extent to which we acquire or invest in products, technologies and businesses; and
●	the costs of operating as a public company.

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

A reclassification of our independent contractor trainers could require us to pay retroactive taxes and penalties, which could have a material adverse effect on our business, financial condition and operating results.

Prior to the inactivation of our independent contractor home trainers in May 2020, we contracted with over 560 licensed healthcare practitioners as home trainers, who educate our patients on the proper use of our solutions. We have since reactivated a small number of healthcare practitioners in the same capacity as previously noted. Because we consider these licensed practitioners to be independent contractors, as opposed to employees, under federal and applicable state laws, we do not withhold federal or state income or other employment related taxes or make federal or state unemployment tax or Federal Insurance Contributions Act payments. Our contracts with these independent contractors obligate them to pay these taxes. The classification of healthcare practitioners as independent contractors depends on the facts and circumstances of the relationship. Recently, there has been increased focus on the tests and standards related to classifying individuals as employees or independent contractors, including through judicial decisions, legislative proposals and private lawsuits in certain jurisdictions. For example, California recently enacted a law (AB 5), which took effect January 1, 2020. AB 5 significantly limits the types of workers who may be able to be classified as independent contractors under California law, including requiring the worker to perform work that is outside the usual course of the hiring company’s business in order to be classified as an independent contractor. Other state legislatures and Congress are considering, and may enact, laws or regulations narrowing the scope of workers who may be classified as independent contractors. As a result, there is significant uncertainty regarding what the state and federal worker classification regulatory landscape may look like in coming years. In the event federal or state taxing or other regulatory authorities, or a court, were to determine that the healthcare practitioners with whom we contract should be classified as employees, we might be liable for unpaid past taxes and other costs and subject to penalties. We also could, among other things, be required to withhold income taxes, to withhold and pay Social Security, Medicare and similar taxes, to pay unemployment and other related payroll taxes and to provide certain employee benefits, including workers’ compensation coverage and group medical benefits, or be forced to change our business model as it relates to the trainers to avoid various types of liability exposure associated with worker misclassification claims pursued by governmental agencies or through private legal action. As a result, any determination that the trainers are our employees could have a material adverse effect on our business, financial condition and results of operations.

We may be subject to liabilities related to state income, sales and use taxes, which could adversely affect our financial condition and results of operations and could decrease demand for our products.

State income tax and sales and use tax laws, statutes, rules and regulations vary greatly by jurisdiction and are complex and subject to uncertainty. If it is determined that certain of these tax rules apply to us, we could be required to pay substantial tax amounts, and significant penalties and interest for past amounts that may have been due, in addition to taxes going forward. These tax assessments, penalties and interest, and future requirements, may adversely affect our financial condition and results of operations. In addition, the imposition of sales and use taxes on our products going forward would effectively increase the cost of our products to our customers and may adversely affect demand for our products

We may be unable to collect all of our Medicare accounts receivable.

At December 31, 2020, we had approximately $14.1 million of accounts receivable for sales of our Flexitouch system to patients covered by Medicare. A portion of the related claims to Medicare are initially denied and enter the appeals process, where many are ultimately reviewed by an Administrative Law Judge. The appeal process can be lengthy, lasting several years in most cases. At December 31, 2020, we classified $9.4 million of our Medicare accounts receivable related to Flexitouch system sales as long-term assets on our balance sheet due to the estimated amount of receivables that will be paid more than one year from December 31, 2020, as a result of delays with the Administrative Law Judge appeal process. A significant increase in Medicare denial of submitted claims or an increase in the proportion of Medicare denials that are upheld by an Administrative Law Judge could adversely affect our results of operations or cause us to reduce the carrying value of our Medicare accounts receivable related to Flexitouch system sales.

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

The patents related to our products have varying expiration dates and, when these patents expire, we may be subject to increased competition and we may not be able to recover our development costs or market any of our approved products profitably. For instance, many U.S. patents covering various aspects of our Flexitouch system expired in 2017. Upon expiration of our patents, we may be subject to increased competition and our opportunity to establish or maintain product revenue could be substantially reduced or eliminated. Further, we may not have sufficient time to recover our development costs prior to the expiration of our U.S. and foreign patents.

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

Our commercial success depends in part on us not infringing the patents and proprietary rights of third parties. There is a substantial amount of litigation, both within and outside the United States, involving patent and other intellectual property rights in the medical device industry, including patent infringement lawsuits, interferences, oppositions, ex-parte review and inter partes reexamination and post-grant review proceedings before the USPTO and corresponding foreign patent offices. Numerous U.S. and foreign issued patents and pending patent applications owned by third parties exist in the fields in which we are developing and may develop our products. As the medical device industry expands and more patents are issued, the risk increases that our products may be subject to claims of infringement of the patent rights of third parties. If a third-party claims that we infringe on their intellectual property or technology, we could face a number of issues, including:

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

Item 1B.  Unresolved Staff Comments.

None

Item 2.  Properties.

We currently lease approximately 113,000 square feet of office space for our new corporate headquarters in Minneapolis, Minnesota. The initial lease for this space of approximately 80,000 square feet  commenced in September 2019 and had an initial expiration date in February 2030. Subsequently, we entered into amendments to our initial lease to include an additional approximately 70,000 square feet of office space and to extend the expiration date of the entire leased space to February 2031. Of the additional approximately 70,000 square feet of space, 33,000 square feet commenced in the second half of 2020 and the remaining approximately 37,000 square feet is expected to be occupied and commence in the second half of 2021.

We also lease approximately 57,000 square feet of office, assembly and warehouse space at another facility in Minneapolis, Minnesota, that has an initial expiration date in February 2024. Subsequently, we amended this lease to include an additional approximately 12,000 square feet of space and to extend the expiration date of the entire leased space to March 2027. Of the additional approximately 12,000 square feet of space, 6,000 square feet commenced in 2020 and the remaining approximately 6,000 square feet is expected to be occupied and commence in 2021.

We believe that these facilities are adequate to meet our business requirements for the near term and that additional space will be available on commercially reasonable terms, if required.

Item 3.  Legal Proceedings.

Information pertaining to certain legal proceedings in which we are involved can be found in Note 12 – “Commitments and Contingencies” to our consolidated financial statements included in Part II, Item 8 of this report and is incorporated herein by reference.

Item 4. Mine Safety Disclosures.

Not Applicable.

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our common stock has been listed on the Nasdaq Global Market under the symbol "TCMD" since July 28, 2016.

Holders

As of February 19, 2021, there were approximately 34 holders of record of our common stock. The actual number of holders of common stock is greater than this number of record holders and includes stockholders who are beneficial owners but whose shares are held in street name by brokers and nominees. The number of holders of record also does not include stockholders whose shares may be held in trust by other entities.

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
7/28/16
12/31/16
12/31/17
12/31/18
12/31/19
12/31/20

* $100 Invested on July 28, 2016 in stock or index, including reinvestment of dividends

Tactile Systems Technology, Inc.
Nasdaq Composite Index
Russell 2000 Index
S&P Healthcare Equipment Select Industry Index

Index	7/28/2016	12/31/2016	12/31/2017	12/31/2018	12/31/2019	12/31/2020
Tactile Systems Technology, Inc.	$100	$159	$280	$440	$652	$434
Nasdaq Composite Index	100	105	134	129	174	251
Russell 2000 Index	100	111	126	111	137	162
S&P Healthcare Equipment Select Industry Index	100	100	130	142	174	231

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

	Year Ended December 31,
(In thousands, except share and per share data)	2020	2019	2018	2017	2016
Consolidated Statements of Operations Data:
Revenue, net	$187,130	$189,492	$143,751	$109,283	$84,542
Cost of revenue	54,320	55,256	41,493	29,015	22,940
Gross profit	132,810	134,236	102,258	80,268	61,602
Operating expenses
Sales and marketing	79,634	78,920	60,371	44,396	33,794
Research and development	5,264	5,174	5,289	5,060	4,476
Reimbursement, general and administrative	51,540	39,644	33,608	26,914	19,060
Total operating expenses	136,438	123,738	99,268	76,370	57,330
(Loss) income from operations	(3,628)	10,498	2,990	3,898	4,272
Other income	1,367	631	486	292	38
(Loss) income before income taxes	(2,261)	11,129	3,476	4,190	4,310
Income tax (benefit) expense	(1,641)	158	(3,147)	(1,665)	1,431
Net (loss) income	(620)	10,971	6,623	5,855	2,879
Convertible preferred stock dividends	—	—	—	—	1,247
Net (loss) income attributable to common stockholders	$(620)	$10,971	$6,623	$5,855	$1,632
Net (loss) income per common share attributable to common stockholders
Basic	$(0.03)	$0.58	$0.36	$0.34	$0.18
Diluted	$(0.03)	$0.56	$0.34	$0.31	$0.15
Weighted-average common shares used to compute net (loss) income per common share attributable to common stockholders
Basic	19,346,929	18,919,007	18,252,689	17,355,175	8,913,042
Diluted	19,346,929	19,641,143	19,347,632	18,877,863	10,758,684

	At December 31,
(In thousands)	2020	2019	2018	2017	2016
Consolidated Balance Sheet Data:
Cash and cash equivalents	$47,855	$22,770	$20,099	$23,968	$30,701
Working capital	96,899	86,907	68,885	62,353	50,440
Total assets	174,087	151,752	107,071	88,447	73,935
Retained earnings (accumulated deficit)	20,056	20,676	9,705	3,082	(2,773)
Total stockholders' equity	124,750	112,595	89,270	72,787	59,639

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

Coronavirus (COVID-19)

The United States economy in general and our business specifically have been negatively affected by the COVID-19 pandemic. We have seen adverse impacts as it relates to the decline in the number of patients that healthcare facilities and clinics are able to treat due to enhanced safety protocols. There are no reliable estimates of how long the pandemic will last or how many people are likely to be affected by it.  For that reason, we are unable to reasonably estimate the long-term impact of the pandemic on our business at this time. Our first priority with regard to the COVID-19 pandemic is to ensure the safety and health of our employees, clinicians and patients. Subject to that, we are focusing our efforts on attempting to continue our business operations in this unprecedented environment. Part of our strategy includes changing many of our processes and practices in an effort to help mitigate the impact of COVID-19 on our business so that we can support our clinicians and safely make our at-home therapies available to patients. Since the onset of COVID-19, we have remained proactive to ensure we continue to adapt to our employees, clinicians and patients needs. These changes to our business include, but are not limited to:

●	Initially, we modified our operations with the primary focus on keeping our employees safe while continuing to serve our clinicians and patients. As an essential business under federal guidelines, we continued to manufacture product and implemented multiple, smaller rotational shifts and other best practices to help protect the health and safety of our workforce. More recently, we have migrated closer to our pre-COVID work shifts, however we have implemented more stringent safety measures including mandatory use of face masks, social distancing and temperature checks for our employees.
●	We have continued to incorporate remote and flexible work arrangements for employees whenever possible, including real-time, online training of our new sales representatives.
●	We have continued to limit employee travel and contact restrictions to reduce exposure.
●	We have continued to collaborate with payers to modify coverage requirements by serving patients virtually.
●	In concert with COVID-19 social distancing requirements and recommendations, we moved to a “no contact” virtual patient training model. This new model substantially reduced the need for in-person contact and visits to patients’ homes and clinics in order to protect the health and limit the exposure of both our trainers and patients. Accordingly in the second quarter of 2020, we inactivated our independent healthcare practitioners, who acted as at-home trainers to educate patients on the proper use of our systems, in order to allow these individuals to have access to specific COVID related financial relief. We have since reactivated a small number of healthcare practitioners in the same capacity as trainers who educate patients on the proper use of our solutions.
●	We continue to transition large, in-person medical education programs in favor of conducting virtual meetings whenever possible.
●	When in-person visits are required, we are supporting clinicians and patients by using rigorous infection control practices.

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

Our proprietary products are the Flexitouch and Entre systems. A predecessor to our Flexitouch system received 510(k) clearance from the U.S. Food and Drug Administration (the “FDA”) in July 2002, and we introduced the system to address the many limitations of self-administered home-based manual lymphatic drainage therapy. We began selling our more advanced Flexitouch system after receiving 510(k) clearance from the FDA in October 2006. In September 2016, we received 510(k) clearance from the FDA for the Flexitouch system in treating lymphedema of the head and neck. In June 2017, we announced that we received 510(k) clearance from the FDA for the Flexitouch Plus, the third-generation version of our Flexitouch system. In December 2020, we received 510(k) clearance for two new indications for our Flexitouch Plus system: phlebolymphedema and lipedema. We derive the vast majority of our revenue from our Flexitouch system. Sales and rentals of our Flexitouch system represented 88% and 90% of our revenue in the years ended December 31, 2020 and 2019, respectively.

We introduced our Entre system in the United States in February 2013. The Entre system is sold or rented to patients who need a more basic pump or who do not yet qualify for insurance reimbursement for an advanced compression device such as our Flexitouch system. For the years ended December 31, 2020 and 2019, sales and rentals of our Entre system and other products (that have since been discontinued) represented 12% and 10% of our revenue, respectively.

We previously sold and rented another proprietary product, the Actitouch system. During fiscal year 2018, we recorded a $2.5 million non-cash impairment charge to fully impair the inventory and intangible assets related to our Actitouch system due to the lack of market demand for the product.  We formally discontinued this product line in the first quarter of 2020. See Note 8 - “Intangible Assets” to the consolidated financial statements in this report for more information regarding this impairment charge and discontinuation.

In October 2018, we licensed the intellectual property rights related to the Airwear Gradient Compression Wrap, or the Airwear wrap, in the U.S. and Canada, for use in all medical applications, including but not limited to swelling/edema and ulcers (including lymphedema and chronic venous insufficiency conditions), but excluding the use of the intellectual property in the field of prophylaxis for deep vein thrombosis. The Airwear wrap is indicated for the management of venous insufficiency, venous hypertension, venous ulcerations and lymphedema. We began selling the Airwear wrap in a limited market in the fourth quarter of 2019. We subsequently made the strategic decision to discontinue the Airwear wrap in the second quarter of

2020 and, effective July 31, 2020, Sun Scientific, Inc. terminated the license agreement with us related to the Airwear wrap. See Note 8 - “Intangible Assets” to the consolidated financial statements in this report for more information regarding the related impairment charge.

To support the growth of our business, we invest heavily in our commercial infrastructure, consisting of our direct sales force, training resources, reimbursement capabilities and clinical expertise. We market our products in the United States using a direct-to-patient and -provider model. Our direct sales force has grown to a team of over 250 employees as of December 31, 2020, compared to over 240 employees as of December 31, 2019. This model allows us to directly approach patients and clinicians, whereby we disintermediate the traditional durable medical equipment channel, allowing us to capture both the manufacturer and distributor margins. Furthermore, in concert with COVID-19 social distancing requirements and recommendations, we temporarily moved to a “no contact” virtual patient training model. This new model substantially reduced the need for in-person contact and visits to patients’ homes and clinics in order to protect the health and limit the exposure of both our trainers and patients. Accordingly in the second quarter of 2020, we inactivated our independent healthcare practitioners, who acted as at-home trainers to educate patients on the proper use of our systems, in order to allow these individuals to have access to specific COVID related financial relief. We have since reactivated a small number of healthcare practitioners in the same capacity as trainers who educate patients on the proper use of our solutions. We invest substantial resources in our reimbursement department, which was reorganized in 2018 to improve operational efficiencies and enhance individual payer expertise, while continuing our strategic focus of payer development. Our reimbursement function includes payer relations and reimbursement operations. Our payer relations function focuses on payer policy development, education,  contract negotiations, and data analysis. Our reimbursement operations function is responsible for verifying patient insurance benefits, individual patient case development, prior authorization submissions, case follow-up, and appeals when necessary. Our clinical function, consisting of a scientific advisory board, in-house therapists and nurses, and our Chief Medical Officer (part-time), serves as a resource to clinicians and patients and guides our development of clinical evidence in support of our products. We believe these investments are critical to driving payer, clinician and patient adoption of our technologies, and together with our commercial infrastructure, represent a significant competitive advantage.

We rely on third-party contract manufacturers for the sourcing of parts, the assembly of our controllers and the manufacturing of the garments used with our systems. We conduct final assembly of the garments used with our Flexitouch system, perform quality assurance, and ship our products from our facility in Minneapolis, Minnesota.

For the year ended December 31, 2020, we generated revenue of $187.1 million and had net loss of $0.6 million, compared to revenue of $189.5 million and net income of $11.0 million for the year ended December 31, 2019, and revenue of $143.8 million and net income of $6.6 million for the year ended December 31, 2018.

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

Components of our Results of Operations

Revenue

We derive our revenue from sales and rentals of our Flexitouch and Entre systems to patients in the United States. Revenue growth has been driven by increased clinician, patient and payer awareness of lymphedema and the clinical efficacy of our Flexitouch system, and the launch of our Entre system in 2013. We have expanded our direct sales force, which helps us drive and support our revenue growth and intend to continue this expansion. However, any reversal in these recent trends could have a negative impact on our future revenue.

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

We sell or rent our products either directly to patients or to the Veterans Administration on behalf of patients, who are referred to us by physicians, therapists or nurses. We bill payers, such as private insurers, Medicare, or Medicaid, on behalf of our patients and bill patients directly for their cost-sharing amounts, including any portion of an unsatisfied deductible and any copayments or co-insurance. We bill the Veterans Administration directly for the purchase or lease of our product on behalf of the patient. Approximately 13% of our revenue in 2020 and 17% of our revenue in 2019 came from the Veterans Administration. Approximately 16% of our revenue in 2020 and 11% of our revenue in 2019 came from Medicare patients. Changes to the level of Medicare coverage for our products, including the 2015 LCD modification to the criteria for Medicare coverage, could reduce the number of Medicare patients who have access to our products. Our products currently are not subject to the competitive bidding process for supplying covered items to Medicare recipients.

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

Sales and Marketing Expenses

Our sales and marketing expenses support our direct-to-patient and -provider model. These expenses consist primarily of personnel-related expenses, including salaries, bonuses, commissions and benefits for employees. They also include expenses for patient training, social media and advertising, informational kits, public relations and other promotional and marketing activities, field sales travel and entertainment expenses, trade shows and conferences, stock-based compensation, as well as customer service. We expect sales and marketing expenses to continue to increase in absolute dollars as we expand our commercial infrastructure to drive and support our planned revenue growth. To the extent our revenue grows, we expect sales and marketing expenses to decrease as a percentage of revenue over time.

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

Revenue Recognition

We derive revenue from the sales and rentals of our products, which consist of our proprietary line of Flexitouch and Entre systems.

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

We commercially distribute our products directly to patients, who are referred to us by physicians, therapists or nurses. In most cases, there is a third-party payer such as a commercial insurer, Medicare or the Veterans Administration involved with the transaction. Our contractual relationship resides with the patient when the third-party payer is either a commercial insurer or Medicare, and with the Veterans Administration if the patient is covered under their services. Revenue is recognized from such sales upon transfer of control of the product to the customer at a transaction price determined by collection history. As a result, the transaction price is impacted by multiple factors, including the terms and conditions contracted by various third-party payers, and therefore payments from third-party payers typically are less than our standard charge and represent an implicit price concession, resulting in variable consideration. As most contracts are with each individual sale to a patient, we have elected the portfolio approach to determine the transaction price, and ultimately the expected consideration. The portfolios used to determine transaction price are at the payer level, with pricing for each payer assessed based on the underlying similar characteristics.

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

For our products sold to Medicare patients, we recognize revenue from such sales upon shipment of our products, which can occur only after we have received a prescription from a physician and all applicable patient documentation is obtained. The transaction price for our Entre system is determined based on the payment history using the same methodology as our private insurers. A portion of our claims for our Flexitouch system are initially denied and thereupon enter the appeals process, which can be lengthy. We assess the variable consideration for each of these claims as a percentage of the total invoice price based on ultimate approval and collection history.

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

A portion of our revenue is derived from patients who obtain our products under multiple-month rental arrangements. We bill these patients’ insurance payers monthly over the duration of the rental term. Title to these products passes to the patients at the end of the rental period. Patients may return the product before the end of the rental period, and as such these arrangements are deemed to be month-to-month cancelable leases in accordance with Accounting Standards Codification (“ASC”), or ASC 840, “Leases,” if they commenced prior to December 31, 2018. Accordingly, we recognized the related revenue for these rental arrangements monthly, on a pro rata basis, over the lesser of the duration of the rental period or the period during which the patient possesses the product. As we elected the practical expedient to not reassess the lease classification for leases in existence at December 31, 2018, rental agreements commencing after January 1, 2019, are recorded as sales-type leases in accordance with Accounting Standards Update (“ASU”) No. 2016-02, “Leases” (Topic 842) (“ASC 842”). Accordingly, as sales-type leases, the transaction price for the entire rental term is recognized upon transfer of control.

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

Stock-Based Compensation

The fair value of stock options is estimated, at the date of grant, using the Black-Scholes option-pricing model, except for the valuation of certain “CEO” related stock options subject to a market condition which uses the Monte Carlo Simulation model. We recognize the fair value of each award as an expense on a straight-line basis over the requisite service period, which is generally the vesting period of the equity grant.

The Monte Carlo Simulation and Black-Scholes valuation models require the input of highly subjective assumptions, including the expected term of the option, the expected volatility of the price of our common stock, the risk-free interest rate and the expected dividend yield. These estimates involve inherent uncertainties and the significant application of management's judgment. If factors change and different assumptions are used, our stock-based compensation expense could be materially different in the future. We determined weighted-average valuation assumptions as follows:

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

We estimate our forfeiture rate based on an analysis of our actual forfeitures and will continue to evaluate the appropriateness of the forfeiture rate based on actual forfeiture experience, analysis of employee turnover behavior and other factors. Quarterly changes in the estimated forfeiture rate can have a significant effect on reported stock-based compensation expense, as the cumulative effect of adjusting the rate for all expense amortization is recognized in the period the forfeiture estimate is changed. If a revised forfeiture rate is higher than the previously estimated forfeiture rate, an adjustment is made that will result in a decrease to the stock-based compensation expense recognized in the consolidated financial statements. If a revised forfeiture rate is lower than the previously estimated forfeiture rate, an adjustment is made that will result in an increase to the stock-based compensation expense recognized in the consolidated financial statements. The effect of forfeiture adjustments was insignificant for the years ended December 31, 2020, 2019 and 2018. We will continue to use significant judgment in evaluating the expected term, volatility and forfeiture rate related to our stock-based compensation.

Results of Operations

Comparison of the Years Ended December 31, 2020 and 2019

The following table presents our results of operations for the periods indicated:

	Year Ended
	December 31,				Change
(In thousands)	2020		2019		$	%
Consolidated Statement		% of		% of
of Operations Data:		revenue		revenue
Revenue
Sales revenue	$161,497	86%	$162,904	86%	$(1,407)	(1)%
Rental revenue	25,633	14%	26,588	14%	(955)	(4)%
Total revenue	187,130	100%	189,492	100%	(2,362)	(1)%
Cost of revenue
Cost of sales revenue	45,309	24%	47,034	25%	(1,725)	(4)%
Cost of rental revenue	9,011	5%	8,222	4%	789	10%
Total cost of revenue	54,320	29%	55,256	29%	(936)	(2)%
Gross profit
Gross profit - sales revenue	116,188	62%	115,870	61%	318	0%
Gross profit - rental revenue	16,622	9%	18,366	10%	(1,744)	(9)%
Gross profit	132,810	71%	134,236	71%	(1,426)	(1)%
Operating expenses
Sales and marketing	79,634	43%	78,920	42%	714	1%
Research and development	5,264	3%	5,174	3%	90	2%
Reimbursement, general and administrative	51,540	28%	39,644	21%	11,896	30%
Total operating expenses	136,438	74%	123,738	66%	12,700	10%
(Loss) income from operations	(3,628)	(3)%	10,498	5%	(14,126)	(135)%
Other income	1,367	1%	631	—%	736	117%
(Loss) income before income taxes	(2,261)	(2)%	11,129	5%	(13,390)	(120)%
Income tax (benefit) expense	(1,641)	(1)%	158	—%	(1,799)	N.M. %
Net (loss) income	$(620)	(1)%	$10,971	5%	$(11,591)	(106)%

Revenue

Revenue decreased $2.4 million, or 1%, to $187.1 million in the year ended December 31, 2020, compared to $189.5 million in the year ended December 31, 2019. The decrease in revenue was attributable to a decrease of approximately $7.4 million, or 4%, in sales and rentals of our Flexitouch system partially offset by an increase of approximately $5.0 million, or 28%, in sales and rentals of our other products, primarily our Entre system, in the year ended December 31, 2020, compared to the year ended December 31, 2019. Beginning in March 2020 and continuing through the fourth quarter, revenue was impacted by the COVID-19 pandemic, which limited our ability to access our clinician customers and their patients. Specifically, we saw healthcare facilities and clinics restricting access to their clinicians, reducing patient consultations, or closing temporarily due to COVID-19.

The following table summarizes our revenue by product for the years ended December 31, 2020 and 2019, both in dollars and percentage of total revenue:

	Year Ended
	December 31,		Change
(In thousands)	2020	2019	$	%
Revenue
Flexitouch system	$163,914	$171,323	$(7,409)	(4)%
Other products(1)	23,216	18,169	5,047	28%
Total	$187,130	$189,492	$(2,362)	(1)%

Percentage of total revenue
Flexitouch system	88%	90%
Other products(1)	12%	10%
Total	100%	100%

(1)The “other products” line primarily includes revenue from our Entre system. The Actitouch system and the Airwear wrap contributed immaterial amounts of revenue for the years ended December 31, 2020 and 2019.

Cost of Revenue and Gross Margin

Cost of revenue decreased $0.9 million, or 2%, to $54.3 million during the year ended December 31, 2020, compared to $55.3 million during the year ended December 31, 2019. The decrease in cost of revenue was primarily attributable to a decrease in the number of Flexitouch systems sold or rented slightly offset by an increase in other products sales and rentals, and the $0.4 million inventory impairment charge recorded in the second quarter of 2020 related to discontinuing the Airwear wrap product line.

Gross margin was 71% for both of the years ended December 31, 2020 and 2019.

Sales and Marketing Expenses

Sales and marketing expenses increased $0.7 million, or 1%, to $79.6 million during the year ended December 31, 2020, compared to $78.9 million during the year ended December 31, 2019. The increase was primarily attributable to our continued investment in our field sales team and marketing initiatives to increase clinician awareness, resulting in an increase of $9.2 million in personnel-related compensation expenses, including $0.7 million of incremental stock-based compensation expense, partially offset by a reduction of $4.3 million in our external patient training expense as a result of moving to increased virtual patient trainings, $2.3 million in reduced travel and entertainment expense due to decreased travel activities and a $1.8 million decrease from reduced tradeshows, professional services and other sales expense.

Research and Development Expenses

R&D expenses increased $0.1 million, or 2%, to $5.3 million during the year ended December 31, 2020, compared to $5.2 million during the year ended December 31, 2019. The increase in R&D expenses was primarily attributable to investments in our R&D team and clinical studies projects.

Reimbursement, General and Administrative Expenses

Reimbursement, general and administrative expenses increased $11.9 million, or 30%, to $51.5 million during the year ended December 31, 2020, compared to $39.6 million during the year ended December 31, 2019. The increase in reimbursement, general and administrative expenses for the year ended December 31, 2020, was primarily attributable to a $4.1 million increase in personnel-related expenses, resulting from increased headcount in our reimbursement operations, payer relations, patient services and corporate functions, an increase of $4.8 million in other operating expenses, including facilities, depreciation and service charge and an increase of $2.4 million in litigation defense costs and other professional fees. Our reimbursement, general and administrative expenses in the year ended December 31, 2020, included a $3.6 million non-cash impairment charge related to the write-off of our Airwear wrap-related long-lived assets compared to a $1.1 million lease termination charge for our former corporate headquarters in the year ended December 31, 2019.

Other Income, Net

Other income, net was $1.4 million for the year ended December 31, 2020, compared to $0.6 million for the year ended December 31, 2019. The increase in other income was primarily due to $1.2 million received under the CARES Act Provider Relief Fund to compensate us for lost revenues from the COVID-19 public health emergency (PHE) which was recognized in the period based on our interpretation of guidance issued by the Department of Health and Human Services through January 2021.

Income Tax (Benefit) Expense

We recorded an income tax benefit of $1.6 million and an income tax expense of $0.2 million for the years ended December 31, 2020 and 2019, respectively. The current year tax benefit was primarily due to a decrease in income tax recognized related to tax-deductible share-based compensation activity, as compared to the previous year. This activity included lower expense related to vesting of restricted stock units, excess tax benefits associated with exercises of non-qualified stock options, and disqualifying dispositions of incentive stock options and employee stock purchase plan, or ESPP, shares.

Comparison of the Years Ended December 31, 2019 and 2018

The following table presents our results of operations for the periods indicated:

	Year Ended
	December 31,				Change
(In thousands)	2019		2018		$	%
Consolidated Statement		% of		% of
of Operations Data:		revenue		revenue
Revenue
Sales revenue	$162,904	86%	$128,786	90%	$34,118	26%
Rental revenue	26,588	14%	14,965	10%	11,623	78%
Total revenue	189,492	100%	143,751	100%	45,741	32%
Cost of revenue
Cost of sales revenue	47,034	25%	36,969	26%	10,065	27%
Cost of rental revenue	8,222	4%	4,524	3%	3,698	82%
Total cost of revenue	55,256	29%	41,493	29%	13,763	33%
Gross profit
Gross profit - sales revenue	115,870	61%	91,817	64%	24,053	26%
Gross profit - rental revenue	18,366	10%	10,441	7%	7,925	76%
Gross profit	134,236	71%	102,258	71%	31,978	31%
Operating expenses
Sales and marketing	78,920	42%	60,371	42%	18,549	31%
Research and development	5,174	3%	5,289	4%	(115)	(2)%
Reimbursement, general and administrative	39,644	21%	33,608	23%	6,036	18%
Total operating expenses	123,738	66%	99,268	69%	24,470	25%
Income from operations	10,498	5%	2,990	2%	7,508	N.M. %
Other income	631	—%	486	—%	145	30%
Income before income taxes	11,129	5%	3,476	2%	7,653	N.M. %
Income tax expense (benefit)	158	—%	(3,147)	(2)%	3,305	(105)%
Net income	$10,971	5%	$6,623	4%	$4,348	66%

N.M. (not meaningful)

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

The following table summarizes our revenue by product for the years ended December 31, 2018 and 2017, both in dollars and percentage of total revenue:

	Year Ended
	December 31,		Change
(In thousands)	2019	2018	$	%
Revenue
Flexitouch system	$171,323	$131,935	$39,388	30%
Other products(1)	18,169	11,816	6,353	54%
Total	$189,492	$143,751	$45,741	32%

Percentage of total revenues
Flexitouch system	90%	92%
Other products(1)	10%	8%
Total	100%	100%
(1)The “other products” line primarily includes revenue from our Entre system. The Actitouch system and the Airwear wrap contributed immaterial amounts of revenue for the years ended December 31, 2019 and 2018.

Cost of Revenue and Gross Margin

Cost of revenue increased $13.8 million, or 33%, to $55.3 million during the year ended December 31, 2019, compared to $41.5 million during the year ended December 31, 2018. The increase in cost of revenue was primarily attributable to an increase in the number of systems sold or rented and additional manufacturing headcount and higher related manufacturing costs to support increased volumes. Gross margin was 71% for both of the years ended December 31, 2019 and 2018.

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

Income Tax Expense (Benefit)

We recorded an income tax expense of $0.2 million and an income tax benefit of $3.1 million for the years ended December 31, 2019 and 2018, respectively. The 2019 tax expense was primarily due to a significant decrease in the benefit related to tax-deductible share-based compensation activity, as compared to the previous year. This activity included vesting of restricted stock units, excess tax benefits associated with exercises of non-qualified stock options, and disqualifying dispositions of incentive stock options and employee stock purchase plan, or ESPP, shares.

Seasonality

Our business is affected by seasonality. In the first quarter of each year, when most patients have started a new insurance year and have not yet met their annual out-of-pocket payment obligations, we experience substantially reduced demand for our products. We typically experience higher revenue in the third and fourth quarters of the year when more patients have met their annual insurance deductibles, thereby reducing their out-of-pocket costs for our products, and because patients desire to exhaust their flexible spending accounts at year end. This seasonality applies only to purchases and rentals of our products by patients covered by commercial insurance and is not relevant to Medicare, Medicaid or the Veterans Administration, as those payers either do not have plans that have declining deductibles over the course of the plan year and/or do not have plans that include patient deductibles for purchases or rentals of our products.

Liquidity and Capital Resources

Overview

As of December 31, 2020, we had cash and cash equivalents of $47.9 million with no marketable securities, compared with cash and cash equivalents of $22.8 million and marketable securities of $22.5 million as of December 31, 2019. Our primary sources of capital to date have been from operating income and private placements of our capital stock, as well as proceeds from our initial public offering, which closed on August 2, 2016.

Cash Flows

The following table summarizes our cash flows for the periods indicated:

	Year Ended
	December 31,
(In thousands)	2020	2019	2018
Net cash provided by (used in):
Operating activities	$2,794	$2,510	$9,007
Investing activities	20,179	(2,335)	(14,726)
Financing activities	2,112	2,496	1,850
Net increase (decrease) in cash and cash equivalents	$25,085	$2,671	$(3,869)

Net Cash Provided by Operating Activities

Net cash provided by operating activities during the year ended December 31, 2020, was $2.8 million, resulting from net loss of $0.6 million and non-cash net income adjustments of $16.2 million, which were offset by an increase in net operating assets of $12.8 million. The non-cash net income adjustments primarily consisted of $10.7 million of stock-based compensation expense, a $4.0 million non-cash adjustment for impairment losses and $2.8 million of depreciation and amortization. The uses of cash related to changes in operating assets primarily consisted of increases in accounts receivable and net investment in leases. The changes in operating liabilities primarily consisted of increases in accrued payroll and related taxes and accrued expenses and other liabilities and income taxes payable.

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

Net Cash Provided by (Used in) Investing Activities

Net cash provided by investing activities during the year ended December 31, 2020, was $20.2 million, consisting primarily of $22.5 million in net proceeds from maturities of securities available-for-sale, offset by $2.1 million in purchases of property and equipment primarily related to IT infrastructure, production tooling and office equipment and $0.2 million related to the acquisition of patents and other intangible assets.

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

Net Cash Provided by Financing Activities

Net cash provided by financing activities during the year ended December 31, 2020, was $2.1 million, consisting of proceeds from the issuance of common stock under the ESPP of $2.9 million and proceeds from exercises of common stock options of $1.1 million, partially offset by $1.9 million in taxes paid for the net share settlement of restricted stock units.

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

The Credit Agreement provides for a $10.0 million revolving credit facility, with the ability to increase the amount of the revolving loans available and/or add one or more term loan facilities not to exceed an incremental $25.0 million, subject to satisfaction of certain conditions. As of December 31, 2020, and the date on which we filed this report, we did not have any outstanding borrowings under the Credit Agreement.

Our obligations under the Credit Agreement are secured by a security interest in substantially all of our and our subsidiaries’ assets and are also guaranteed by our subsidiaries. The Credit Agreement contains a number of restrictions and covenants, including that we maintain compliance with a maximum leverage ratio and a minimum liquidity covenant. As of December 31, 2020, we were in compliance with all financial covenants under the Credit Agreement. For additional information on the Credit Agreement, see Note 11 – “Credit Agreement” to the consolidated financial statements in this report.

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

Although the impact of the COVID-19 pandemic is difficult to predict, we believe our cash, cash equivalents and cash flows from operations, together with the Credit Agreement, will be sufficient to meet our working capital and capital expenditure requirements for at least the next twelve months.

Inflation and changing prices did not have a material effect on our business during the year ended December 31, 2020, and we do not expect that inflation or changing prices will materially affect our business for at least the next twelve months.

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

In addition, the CARES Act provided $100 billion in relief funds to hospitals and other healthcare providers on the front lines of the COVID-19 pandemic. An initial $30 billion of the funds were released for immediate infusion and were distributed to all facilities and providers that received Medicare fee-for-service (“FFS”) reimbursements in 2019. On April 10, 2020, we received $1.2 million of the initial allotment to all facilities and providers which was determined to be our proportionate share. Within 45 days of each reporting period end, we are required to comply with reporting requirements confirming funds were utilized in a manner described within the terms and conditions outlined by the U.S. Department of Health & Human Services. As of December 31, 2020, we recognized all of the funds received in the initial allotment as other income.

Off-Balance Sheet Arrangements

We did not have during the periods presented, and we do not currently have, any off-balance sheet arrangements, as defined under the applicable regulations.

Contractual and Commercial Commitments Summary

Our contractual obligations and commercial commitments as of December 31, 2020, are summarized as follows:

	Payments Due By Period
		Less Than			More Than
(In thousands)	Total	1 Year	1-3 Years	3-5 Years	5 Years
Purchase commitments (1)	$19,502	$19,502	$—	$—	$—
Operating lease obligations (2)	28,716	2,894	5,248	5,229	15,345
Product royalties (3)	1	1	—	—	—
Total	$48,219	$22,397	$5,248	$5,229	$15,345

(1)	We issued purchase orders in 2020 totaling $19.5 million for goods that we expect to receive in 2021.
(2)	We currently lease approximately 113,000 square feet of office space for our corporate headquarters in Minneapolis, Minnesota, under a lease that expires in February 2031 and approximately 57,000 square feet of office, assembly and warehouse space at another facility in Minneapolis, Minnesota, under a lease that expires in March 2027. As of December 31, 2020, we had additional lease commitments of $7.1 million related to amendments to existing building leases that have not commenced. We entered into a fleet vehicle program for certain members of our field sales organization in 2016. At December 31, 2020, we had 59 vehicles under this program with current lease commitments. Furthermore, we lease office equipment from time-to-time based on our needs and these commitments are classified as operating leases.
(3)	We are required to make quarterly royalty payments to a third-party for our Actitouch system revenue through August 2023. Beginning in September 2017, the payments are equal to 6% of our quarterly revenue attributable to our Actitouch system. In any year that this revenue exceeds $40.0 million, we are required to pay 7% on revenue over $40.0 million and 6% on revenue of $40.0 million and under. Because our revenue attributable to our Actitouch system, and therefore the amount of royalty payments we will be required to pay in the future, are unknown, this amount only reflects royalties due associated with a portion of our 2020 Actitouch revenue. We discontinued the current Actitouch product line in 2020.

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

Credit Risk

As of December 31, 2020 and 2019, our cash, cash equivalents and marketable securities were maintained with three financial institutions in the United States. We perform periodic evaluations of the relative credit standing of these financial institutions and believe they have sufficient assets and liquidity to conduct their operations in the ordinary course of business with little or no credit risk to us.  We have not experienced any losses on our cash or cash equivalents to date.

Our accounts receivable primarily relate to revenue from the sale of our products to patients in the United States. As of December 31, 2020 and 2019, our accounts receivable were $53.3 million and $37.6 million, respectively. We had accounts receivable from two insurers representing approximately 37% and 22% of accounts receivable as of December 31, 2020. We had accounts receivable from two insurers representing approximately 17% and 13% of accounts receivable as of December 31, 2019. The credit risks associated with customers which for these purposes are insurers considers aggregation for entities that are known to be under common control.

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

Item 8. Financial Statements and Supplementary Data.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

Tactile Systems Technology, Inc.

Opinion on the financial statements

We have audited the accompanying consolidated balance sheets of Tactile Systems Technology, Inc. (a Delaware corporation) and its subsidiary (the “Company”) as of December 31, 2020 and 2019, the related consolidated statements of operations, comprehensive (loss) income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2020, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of December 31, 2020, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), and our report dated February 23, 2021 expressed an unqualified opinion.

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

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

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

Transaction Price Adjustment – Uncollected Flexitouch Product Sales

As described further in Note 3. Summary of Significant Accounting Policies – Revenue Recognition to the consolidated financial statements, revenue is recognized upon transfer of control of the product to the customer based on a transaction price determined to be the amount of expected consideration to be received for the product. In most cases, there is a contracted third-party payer, such as a commercial insurer, Medicare or the Veteran’s Administration involved with the transaction. The transaction price is impacted by multiple factors, including the terms and conditions contracted by third-party payers. Thus, payments from third-party payers typically are less than the Company’s standard charge and represent an implicit price concession, resulting in variable consideration. The transaction price for commercial payers is determined based on the payment history of the payer drawn from actual write-off and collections experience over a rolling 12-month period, as well as historical patient collections by payer. The Company assesses the variable consideration for each Medicare claim as a percentage of the total invoice price based on ultimate approval and collection history. There is not variable consideration with sales to the Veterans Administration. The results of the variable consideration assessment are the primary source of information in estimating the recognition of net revenue and the net valuation of the related accounts receivable.

We identified the transaction price adjustment for uncollected Flexitouch product sales to commercial payers and Medicare as a critical audit matter. The principal considerations for our determination of this critical audit matter are:

●	the transaction price adjustment is related to material accounts and disclosures that are important to the users of the consolidated financial statements,
●	significant judgment is required to estimate the expected amount of cash consideration to be collected, which is a key input into management’s transaction price assessment.
●	for sales with Medicare as the payer, the future collection could significantly differ from those subjective estimates given the payment uncertainty due to the appeals process for claims initially denied.

Our audit procedures related to the transaction price adjustment for uncollected Flexitouch product sales included the following, among others:

●	We tested the design and operating effectiveness of management’s key controls relating to their Medicare and commercial payer transaction price assessments and commercial payer lookback analysis through reperformance, observation of the control being performed, and inspection of supporting documentation providing evidence of control performance.
●	For a sample of commercial payers, we recomputed management’s calculation of the historical collectability percentage by payer based on transactions that occurred during the year to evaluate the completeness and accuracy of underlying data used in the commercial transaction price adjustment and lookback analysis.
●	For sales to patients insured by commercial payers, we assessed the reasonableness of management’s year-end analysis of the transaction price adjustment recorded in the prior year compared to actual pricing adjustments experienced in the current period by recomputing the results of management’s historical lookback analysis of collection rates by payer portfolio.
●	For sales to patients covered by Medicare, we tested management’s estimate by evaluating the determination of collection percentage by claim year assumptions including the completeness and accuracy of the underlying data used.

/s/ GRANT THORNTON LLP

We have served as the Company’s auditor since 2015.

Minneapolis, Minnesota

February 23, 2021

Tactile Systems Technology, Inc.
Consolidated Balance Sheets

	December 31,	December 31,
(In thousands, except share and per share data)	2020	2019
Assets
Current assets
Cash and cash equivalents	$47,855	$22,770
Marketable securities	—	22,464
Accounts receivable	43,849	33,444
Net investment in leases	10,708	8,147
Inventories	18,563	19,059
Prepaid expenses and other current assets	2,638	2,451
Total current assets	123,613	108,335
Non-current assets
Property and equipment, net	6,957	7,408
Right of use operating lease assets	20,132	15,885
Intangible assets, net	1,680	5,312
Accounts receivable, non-current	9,433	4,184
Deferred income taxes	10,198	8,970
Other non-current assets	2,074	1,658
Total non-current assets	50,474	43,417
Total assets	$174,087	$151,752
Liabilities and Stockholders' Equity
Current liabilities
Accounts payable	$4,197	$3,843
Accrued payroll and related taxes	11,588	10,098
Accrued expenses	4,423	4,498
Income taxes payable	2,658	632
Operating lease liabilities	2,006	1,454
Other current liabilities	1,842	903
Total current liabilities	26,714	21,428
Non-current liabilities
Accrued warranty reserve, non-current	3,235	2,541
Income taxes, non-current	—	54
Operating lease liabilities, non-current	19,388	15,134
Total non-current liabilities	22,623	17,729
Total liabilities	49,337	39,157

Commitments and Contingencies (see Note 12)

Stockholders’ equity:
Preferred stock, $0.001 par value, 50,000,000 shares authorized; none issued and outstanding as of December 31, 2020 and December 31, 2019	—	—
Common stock, $0.001 par value, 300,000,000 shares authorized; 19,492,718 shares issued and outstanding as of December 31, 2020; 19,152,715 shares issued and outstanding as of December 31, 2019	19	19
Additional paid-in capital	104,675	91,874
Retained earnings	20,056	20,676
Accumulated other comprehensive income	—	26
Total stockholders’ equity	124,750	112,595
Total liabilities and stockholders’ equity	$174,087	$151,752

The accompanying notes are an integral part of these consolidated financial statements.

Tactile Systems Technology, Inc.
Consolidated Statements of Operations

	Year Ended
	December 31,
(In thousands, except share and per share data)	2020	2019	2018
Revenue
Sales revenue	$161,497	$162,904	$128,786
Rental revenue	25,633	26,588	14,965
Total revenue	187,130	189,492	143,751
Cost of revenue
Cost of sales revenue	45,309	47,034	36,969
Cost of rental revenue	9,011	8,222	4,524
Total cost of revenue	54,320	55,256	41,493
Gross profit
Gross profit - sales revenue	116,188	115,870	91,817
Gross profit - rental revenue	16,622	18,366	10,441
Gross profit	132,810	134,236	102,258
Operating expenses
Sales and marketing	79,634	78,920	60,371
Research and development	5,264	5,174	5,289
Reimbursement, general and administrative	51,540	39,644	33,608
Total operating expenses	136,438	123,738	99,268
(Loss) income from operations	(3,628)	10,498	2,990
Other income	1,367	631	486
(Loss) income before income taxes	(2,261)	11,129	3,476
Income tax (benefit) expense	(1,641)	158	(3,147)
Net (loss) income	$(620)	$10,971	$6,623
Net (loss) income per common share
Basic	$(0.03)	$0.58	$0.36
Diluted	$(0.03)	$0.56	$0.34
Weighted-average common shares used to compute net (loss) income per common share
Basic	19,346,929	18,919,007	18,252,689
Diluted	19,346,929	19,641,143	19,347,632

The accompanying notes are an integral part of these consolidated financial statements.

Tactile Systems Technology, Inc.
Consolidated Statements of Comprehensive (Loss) Income

	Year Ended
	December 31,
(In thousands)	2020	2019	2018
Net (loss) income	$(620)	$10,971	$6,623
Other comprehensive (loss) income:
Unrealized (loss) gain on marketable securities	(21)	31	60
Income tax related to items of other comprehensive (loss) income	(5)	3	(24)
Total other comprehensive (loss) income	(26)	34	36
Comprehensive (loss) income	$(646)	$11,005	$6,659

The accompanying notes are an integral part of these consolidated financial statements.

Tactile Systems Technology, Inc.
Consolidated Statements of Stockholders’ Equity

					Accumulated
			Additional		Other
	Common Stock		Paid-In	Retained	Comprehensive	Treasury
(In thousands, except share data)	Shares	Par Value	Capital	Earnings	(Loss) Income	Stock	Total
Balances, December 31, 2017	17,846,379	$18	$70,224	$3,082	$(44)	$(493)	$72,787
Stock-based compensation	—	—	7,974	—	—	—	7,974
Exercise of common stock options and warrants and vesting of restricted stock units	725,370	1	1,514	—	—	—	1,515
Taxes paid for net share settlement of restricted stock units	(63,800)	—	(2,379)	—	—	—	(2,379)
Common shares issued for employee stock purchase plan	26,086	—	(493)	—	—	493	—
Shares repurchased to cover taxes from restricted stock award vesting	97,092	—	2,714	—	—	—	2,714
Comprehensive income for the period	—	—	—	6,623	36	—	6,659
Balances, December 31, 2018	18,631,127	$19	$79,554	$9,705	$(8)	$—	$89,270
Stock-based compensation	—	—	9,824	—	—	—	9,824
Exercise of common stock options and vesting of restricted stock units	512,901	—	2,834	—	—	—	2,834
Taxes paid for net share settlement of restricted stock units	(62,440)	—	(3,391)	—	—	—	(3,391)
Treasury stock issued for option exercises	—	—	—	—	—	—	—
Common shares issued for employee stock purchase plan	71,127	—	3,053	—	—	—	3,053
Comprehensive income for the period	—	—	—	10,971	34	—	11,005
Balances, December 31, 2019	19,152,715	$19	$91,874	$20,676	$26	$—	$112,595
Stock-based compensation	—	—	10,689	—	—	—	10,689
Exercise of common stock options and vesting of performance and restricted stock units	303,709	—	1,068	—	—	—	1,068
Taxes paid for net share settlement of performance and restricted stock units	(37,790)	—	(1,854)	—	—	—	(1,854)
Common shares issued for employee stock purchase plan	74,084	—	2,898	—	—	—	2,898
Comprehensive loss for the period	—	—	—	(620)	(26)	—	(646)
Balances, December 31, 2020	19,492,718	$19	$104,675	$20,056	$—	$—	$124,750

The accompanying notes are an integral part of these consolidated financial statements.

Tactile Systems Technology, Inc.
Consolidated Statements of Cash Flows

	Year Ended December 31,
(In thousands)	2020	2019	2018
Cash flows from operating activities
Net (loss) income	$(620)	$10,971	$6,623
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	2,794	3,538	3,737
Net amortization of premiums and discounts on securities available-for-sale	(91)	(307)	(102)
Deferred income taxes	(1,233)	(146)	(6,182)
Stock-based compensation expense	10,689	9,824	7,974
Gain on other investments and maturities of marketable securities	(11)	7	4
Impairment losses	4,025	—	2,534
Loss on termination of lease	—	1,148	—
Changes in assets and liabilities:
Accounts receivable	(10,405)	(9,112)	(6,709)
Net investment in leases	(2,561)	(8,147)	—
Inventories	318	(7,870)	(870)
Income taxes	1,972	2,428	165
Prepaid expenses and other assets	(528)	(1,166)	(1,140)
Right of use operating lease assets	559	625	—
Medicare accounts receivable, non-current	(5,249)	(2,300)	834
Accounts payable	337	(1,389)	690
Accrued payroll and related taxes	1,490	2,677	715
Accrued expenses and other liabilities	1,308	1,729	734
Net cash provided by operating activities	2,794	2,510	9,007
Cash flows from investing activities
Proceeds from sales of securities available-for-sale	—	1,493	2,000
Proceeds from maturities of securities available-for-sale	22,500	25,000	15,000
Purchases of securities available-for-sale	—	(22,840)	(21,680)
Purchases of property and equipment	(2,059)	(5,446)	(4,196)
Intangible assets costs	(232)	(542)	(5,350)
Other investments	(30)	—	(500)
Net cash provided by (used in) investing activities	20,179	(2,335)	(14,726)
Cash flows from financing activities
Taxes paid for net share settlement of restricted stock units	(1,854)	(3,391)	(2,379)
Proceeds from exercise of common stock options	1,068	2,834	1,515
Proceeds from the issuance of common stock from the employee stock purchase plan	2,898	3,053	2,714
Net cash provided by financing activities	2,112	2,496	1,850
Net increase (decrease) in cash and cash equivalents	25,085	2,671	(3,869)
Cash and cash equivalents – beginning of period	22,770	20,099	23,968
Cash and cash equivalents – end of period	$47,855	$22,770	$20,099

Supplemental cash flow disclosure
Cash paid for interest	$—	$—	$9
Cash paid for taxes	$543	$344	$2,883
Capital expenditures incurred but not yet paid	$17	$122	$167

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

Our business is affected by seasonality. In the first quarter of each year, when most patients have started a new insurance year and have not yet met their annual out-of-pocket payment obligations, we experience substantially reduced demand for our products. We typically experience higher revenue in the third and fourth quarters of the year when more patients have met their annual insurance deductibles, thereby reducing their out-of-pocket costs for our products, and because patients desire to exhaust their flexible spending accounts at year end. This seasonality applies only to purchases and rentals of our products by patients covered by commercial insurance and is not relevant to Medicare, Medicaid or the Veterans Administration, as those payers either do not have plans that have declining deductibles over the course of the plan year and/or do not have plans that include patient deductibles for purchases or rentals of our products.

Note 2.  Basis of Presentation

Our accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the rules and regulations of the SEC. We have reclassified certain prior year amounts to conform to the current year’s presentation.

The results for the year ended December 31, 2020, are not necessarily indicative of results to be expected for any future year.

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

Risks and Uncertainties

Coronavirus (COVID-19)

The United States economy in general and our business specifically have been negatively affected by the COVID-19 pandemic. We have seen adverse impacts as it relates to the decline in the number of patients that healthcare facilities and clinics are able to treat due to enhanced safety protocols. There are no reliable estimates of how long the pandemic will last or how many people are likely to be affected by it.  For that reason, we are unable to reasonably estimate the long-term impact of the pandemic on our business at this time. Our first priority with regard to the COVID-19 pandemic is to ensure the safety and health of our employees, clinicians and patients. Subject to that, we are focusing our efforts on attempting to continue our business operations in this unprecedented environment. Part of our strategy includes changing many of our processes and practices in an effort to help mitigate the impact of COVID-19 on our business so that we can support our clinicians and safely make our at-home therapies available to patients. Since the onset of COVID-19, we have remained proactive to ensure we continue to adapt to our employees, clinicians and patients needs. These changes to our business include, but are not limited to:

●	Initially, we modified our operations with the primary focus on keeping our employees safe while continuing to serve our clinicians and patients. As an essential business under federal guidelines, we continued to manufacture product and implemented multiple, smaller rotational shifts and other best practices to help protect the health and safety of our workforce. More recently, we have migrated closer to our pre-COVID work shifts, however we have implemented more stringent safety measures including mandatory use of face masks, social distancing and temperature checks for our employees.
●	We have continued to incorporate remote and flexible work arrangements for employees whenever possible, including real-time, online training of our new sales representatives.
●	We have continued to limit employee travel and contact restrictions to reduce exposure.
●	We have continued to collaborate with payers to modify coverage requirements by serving patients virtually.
●	In concert with COVID-19 social distancing requirements and recommendations, we temporarily moved to a “no contact” virtual patient training model. This new model substantially reduced the need for in-person contact and visits to patients’ homes and clinics in order to protect the health and limit the exposure of both our trainers and patients. Accordingly in the second quarter of 2020, we inactivated our independent healthcare practitioners, who acted as at-home trainers to educate patients on the proper use of our systems, in order to allow these individuals to have access to specific COVID related financial relief. We have since reactivated a small number of healthcare practitioners in the same capacity as trainers who educate patients on the proper use of our solutions.
●	We continue to transition large, in-person medical education programs in favor of conducting virtual meetings whenever possible.
●	When in-person visits are required, we are supporting clinicians and patients by using rigorous infection control practices.

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

Coronavirus Aid, Relief, and Economic Security Act

We may receive cash payments from the government during a public health emergency (PHE). We consider the nature and substance of the government funds received and record the cash payment in accordance with the terms and conditions of the funds. In the year ended December 31, 2020, we received a grant of $1.2 million from the Public Health and Social Services Emergency Fund (Relief Fund), which was among the provisions of the Coronavirus Aid, Relief, and Economic Security Act (CARES Act) signed into law on March 27, 2020. During the year ended December 31, 2020, we recorded $1.2 million in other income, which was associated with lost revenues from the COVID-19 PHE incurred in the period based on our interpretation of guidance issued by the Department of Health and Human Services through January 2021.

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

Note 3.  Summary of Significant Accounting Policies

Cash and Cash Equivalents

Cash and cash equivalents consist of all cash on hand, deposits and funds invested in available-for-sale securities with original maturities of three months or less at the time of purchase. At December 31, 2020 and 2019, our cash was held primarily in checking and money market accounts.

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

Equity investments (including equity securities) with readily determinable fair value are reported at fair value, with unrealized gains and losses included in the determination of net income.  For equity investments with no readily determinable fair value, we measure these investments at cost less impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for the identical or a similar investment of the same issuer.  Such observable price changes may include instances where the investee issues equity securities to new investors, thus creating a new indicator of fair value, as an example. As of December 31, 2020 and 2019, the total carrying value of our equity investments, with no readily determinable fair value, were $0.3 million and $0.7 million, respectively, and are included in other non-current assets on our consolidated balance sheets. On an annual basis, we perform a qualitative assessment considering impairment indicators to evaluate whether these investments are impaired and also monitor for any observable price changes. During the years ended December 31, 2020 and 2019, we did not have any impairment loss on these investments.

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

Revenue Recognition

We derive revenue from the sales and rentals of our products, which consist of our proprietary line of Flexitouch and Entre systems.

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

For our products sold to Medicare patients, we recognize revenue from such sales upon shipment of our products, which can occur only after we have received a prescription from a physician and all applicable patient documentation is obtained. The transaction price for our Entre systems is determined based on the payment history using the same methodology as our private insurers. A portion of our claims for our Flexitouch system are initially denied, and enter the appeals process, which can be lengthy. We assess the variable consideration for each of these claims as a percentage of the total invoice price based on ultimate approval and collection history.

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

A portion of our revenue is derived from patients who obtain our products under multiple-month rental arrangements. We bill these patients’ insurance payers monthly over the duration of the rental term. Title to these products passes to the patients at the end of the rental period. Patients may return the product before the end of the rental period, and as such these arrangements are deemed to be month-to-month cancelable leases in accordance with Accounting Standards Codification (“ASC”), or ASC 840, “Leases,” if they commenced prior to December 31, 2018. Accordingly, we recognized the related revenue for these rental arrangements monthly, on a pro rata basis, over the lesser of the duration of the rental period or the period during which the patient possesses the product. Rental agreements commencing after January 1, 2019, are recorded as sales-type leases in accordance with Accounting Standards Update (“ASU”) No. 2016-02, “Leases” (Topic 842) (“ASC 842”). Accordingly, as sales-type leases, the transaction price for the entire rental term is recognized upon transfer of control. We elected the practical expedient to not reassess the lease classification for leases in existence at December 31, 2018.

Advertising

Advertising costs are charged to operations when incurred. Advertising expense was $0.1 million for each of the years ended December 31, 2020, 2019 and 2018.

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

Impairment of Long-Lived Assets

We review long-lived assets, including property and equipment and patents, for impairment whenever events or changes in business circumstances indicate that the carrying amount of an asset may not be fully recoverable. We will assess long-lived assets used in operations for impairment indicators, including when undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying amount (see Note 8 – “Intangible Assets”).

Stock-Based Compensation

Stock options are valued using the Black-Scholes option-pricing model, except that the valuation of certain “CEO” related stock options subject to a market condition involve the use of the Monte Carlo Simulation model. The Monte Carlo Simulation and the Black-Scholes valuation models require the input of highly subjective assumptions. The assumptions include the expected term of the option, the expected volatility of the price of our common stock, expected dividend yield and the risk-free interest rate. These estimates involve inherent uncertainties and the significant application of management’s judgment. If factors change and different assumptions are used, our stock-based compensation expense could be materially different in the future. We recognize compensation expense for these options on a straight-line basis over the requisite service period (see Note 13 – “Stockholders’ Equity”).

Income Taxes

Income taxes are accounted for under the liability method. Deferred income taxes are provided for temporary differences between the financial reporting and the tax bases of assets and liabilities. If we determine in the future that it is more likely than not that we will not realize all or a portion of the deferred tax assets, we will record a valuation allowance in the period the determination is made (see Note 15 – “Income Taxes”). Changes in tax rates are reflected in the tax provision as they occur.

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

Recently Adopted Accounting Pronouncements

In June 2016, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2016-13, “Financial Instruments — Credit Losses” (“ASU 2016-13”), which introduced a new model for recognizing credit losses on financial instruments based on an estimate of the current expected credit losses. The new current expected credit losses (“CECL”) model generally calls for the immediate recognition of all expected credit losses and applies to financial instruments and other assets, including accounts receivable and other financial assets measured at amortized cost, debt securities and other financial assets. This guidance replaces the previous incurred loss model for measuring expected credit losses and requires expected losses on available-for-sale debt securities to be recognized through an allowance for credit losses rather than as reductions in the amortized cost of the securities. We adopted ASU 2016-13 as of January 1, 2020, and it did not have an impact on the consolidated financial statements.

Note 4.  Marketable Securities

There were no investments in marketable securities at December 31, 2020. At December 31, 2019 investments in marketable securities were classified as available-for-sale and consisted of the following:

	At December 31, 2019
	Amortized	Unrealized		Fair
(In thousands)	Cost	Gains	Losses	Value
U.S. government and agency obligations	$19,950	$14	$1	$19,963
Corporate debt securities	2,493	8	—	2,501
Marketable securities	$22,443	$22	$1	$22,464

There were no net pre-tax unrealized gains for marketable securities at December 31, 2020. There were no sales of marketable securities during the year ended December 31, 2020.

There were no marketable securities in an unrealized loss position at December 31, 2020.

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

Note 5.  Accounts Receivable

We had accounts receivable from two insurers representing approximately 37% and 22% of accounts receivable as of December 31, 2020. We had accounts receivable from two insurers representing approximately 17% and 13% of accounts receivable as of December 31, 2019. Revenue from these insurers accounted for 16% and 10% of our total revenue for the year ended December 31, 2020, and 11% and 8%  for the year ended December 31, 2019. The credit risks associated with customers which for these purposes are insurers considers aggregation for entities that are known to be under common control.

Note 6.  Inventories

Inventories consisted of the following:

	At December 31,
(In thousands)	2020	2019
Finished goods	$7,129	$6,508
Component parts and work-in-process	11,434	12,551
Total inventories	$18,563	$19,059

Note 7.  Property and Equipment

Property and equipment consisted of the following:

	At December 31,
(In thousands)	2020	2019
Equipment	$6,909	$6,224
Tooling	2,774	2,615
Furniture and fixtures	1,958	1,925
Leasehold improvements	1,282	1,135
Construction in Progress	778	97
Patient rental equipment	—	91
Demonstration equipment	632	632
Subtotal	14,333	12,719
Less: accumulated depreciation	(7,376)	(5,311)
Property and equipment, net	$6,957	$7,408

Depreciation expense was $2.4 million, $3.0 million and $3.3 million for the years ended December 31, 2020, 2019 and 2018, respectively.

Note 8.  Intangible Assets

Our patents and other intangible assets are summarized as follows:

	Weighted-	At December 31, 2020
	Average	Gross
	Amortization	Carrying	Accumulated	Net
(In thousands)	Period	Amount	Amortization	Amount
Patents	11 years	$413	$65	$348
Defensive intangible assets	4 years	1,125	421	704
Customer accounts	2 years	125	63	62
Total amortizable intangible assets		1,663	549	1,114
Patents pending		566	—	566
Total intangible assets		$2,229	$549	$1,680

	Weighted-	At December 31, 2019
	Average	Gross
	Amortization	Carrying	Accumulated	Net
(In thousands)	Period	Amount	Amortization	Amount
Patents	11 years	$4,386	$447	$3,939
Defensive intangible assets	5 years	1,125	250	875
Customer accounts	3 years	125	37	88
Total amortizable intangible assets		5,636	734	4,902
Patents pending		410	—	410
Total intangible assets		$6,046	$734	$5,312

Amortization expense was $0.4 million, $0.5 million, and $0.4 million for the years ended December 31, 2020, 2019 and 2018, respectively. Future amortization expenses are expected as follows:

(In thousands)
2021	$236
2022	236
2023	205
2024	184
2025	94
Thereafter	159
Total	$1,114

The weighted-average remaining amortization period for these intangible assets was 6.3 years as of December 31, 2020.

As of December 31, 2018, indicators existed, including the calculation of an undiscounted cash flow in comparison to carrying amount, that indicated the patent-related intangible assets for our Actitouch system were impaired. The primary valuation technique used in estimating the fair value of patent intangible assets is a discounted cash flow approach. Specifically, we used a relief of royalty rate method which applies a royalty rate to estimated sales, with the resulting amounts then discounted using an appropriate market discount rate. The relief of royalty rate is the estimated royalty rate a market participant would pay to acquire the right to market/produce the product. If the resulting discounted cash flows are less than the book value of the intangible asset, impairment exists, and the asset value must be written down. Based on impairment testing performed in the fourth quarter of 2018, the Actitouch assets were deemed to be fully impaired. The impairment was due to an evaluation of projected future demand and sales volume in the context of results over the prior three years, which resulted in the determination this product would be discontinued. As such, we wrote off $1.8 million of intangible assets book value, classified within the reimbursement, general and administrative expenses line of the Consolidated Statements of Operations, as well as $0.7 million in inventory related assets, classified within cost of revenue.

In the second quarter of 2020, we reevaluated the Airwear wrap go-to market plan, and determined to focus our strategy on more advanced solutions within our core, long-standing Flexitouch and Entre franchises. Accordingly, we made the strategic decision to discontinue the Airwear wrap in the second quarter of 2020. Due to the planned discontinuation of the product line, we recorded a $4.0 million non-cash impairment charge to fully write-off the inventory and long-lived assets of the Airwear wrap in the quarter ended June 30, 2020. The majority of the impairment charge was comprised of the patent intangible assets and property and equipment, totaling $3.6 million, and was classified within the reimbursement, general and administrative expenses line of the Consolidated Statements of Operations. The inventory-related component of the impairment charge was $0.4 million, and was classified within the cost of revenue line of the Consolidated Statements of Operations.

Note 9.  Accrued Expenses

Accrued expenses consisted of the following:

(In thousands)	At December 31, 2020	At December 31, 2019
Warranty	$1,606	$1,218
Legal and consulting	882	617
In-transit inventory	634	106
Travel and business	545	776
Sales and use tax	193	200
Clinical studies	67	85
Lease termination costs	—	1,200
Other	496	296
Total	$4,423	$4,498

Note 10.  Warranty Reserves

The reserve for warranties was as follows:

	Year Ended
	December 31,
(In thousands)	2020	2019
Beginning balance	$3,759	$2,566
Warranty provision	2,957	2,576
Processed warranty claims	(1,875)	(1,383)
Ending balance	$4,841	$3,759

Accrued warranty reserve, current	$1,606	$1,218
Accrued warranty reserve, non-current	3,235	2,541
Total accrued warranty reserve	$4,841	$3,759

Note 11.  Credit Agreement

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

As of December 31, 2020, we did not have any outstanding borrowings under the Credit Agreement.

Our obligations under the Credit Agreement are secured by a security interest in substantially all of our and our subsidiaries’ assets and are also guaranteed by our subsidiaries.

The Credit Agreement limits our ability to make capital expenditures during a fiscal year in excess of the amounts set forth in the Credit Agreement, which are $5.0 million for 2018, $15.0 million for 2019, $15.0 million for 2020 and $9.0 million for 2021. The Credit Agreement requires that we (i) not permit, as of the last day of each fiscal quarter, our consolidated total leverage ratio to exceed 3.00 to 1.00 and (ii) maintain minimum cash and cash equivalents, measured on the last day of each fiscal quarter, of not less than $7.5 million (subject to a temporary reduction to $5.0 million for the two fiscal quarters immediately following a permitted acquisition). As of December 31, 2020, we were in compliance with all financial covenants under the Credit Agreement.

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

Note 12.  Commitments and Contingencies

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

Buildings

We lease certain office and warehouse space at various locations in the United States where we provide services. These leases are typically greater than one year with fixed, escalating rents over the noncancelable terms and, therefore, ROU operating lease assets and operating lease liabilities are recorded on the Consolidated Balance Sheets, with rent expense recognized on a straight-line basis over the term of the lease. The remaining lease terms vary from approximately two to ten years as of December 31, 2020.

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

We entered into a lease (“initial lease”) in October 2018, for approximately 80,000 square feet of office space for our new corporate headquarters in Minneapolis, Minnesota. In December 2018, we amended the initial lease to add approximately 29,000 square feet of additional office space, which is accounted for as a separate lease (“second lease”) in accordance with ASC 842. In December 2019, we further amended the lease which extended the expiration date of the initial lease, extended the expiration date of and added approximately 4,000 square feet to the second lease, as well as added approximately 37,000 square feet of additional office space, accounted for as a separate lease (“third lease”). The portion of the space under the initial lease was placed in service in September 2019. This portion was recognized as an operating lease and included in the ROU operating lease assets and operating lease liabilities on the Consolidated Balance Sheets. The portion of the space covered under the second lease commenced in the second half of 2020 and the portion of the space covered under the third lease is expected to be occupied and commence in the second half of 2021.

Vehicles

We lease vehicles for certain members of our field sales organization under a vehicle fleet program whereby the initial, noncancelable lease is for a term of 367 days, thus more than one year. Subsequent to the initial term, the lease becomes a month-to-month, cancelable lease. As of December 31, 2020, we had approximately 59 vehicles with agreements within the initial, noncancelable lease term that are recorded as ROU operating lease assets and operating lease liabilities. In addition to monthly rental fees specific to the vehicle, there are fixed monthly nonlease components that have been included in the ROU operating lease assets and operating lease liabilities. The nonlease components are not significant.

Computer and Office Equipment

We also have operating lease agreements for certain computer and office equipment. The remaining lease terms as of December 31, 2020, ranged from less than one year to approximately three years with fixed monthly payments that are included in the ROU operating lease assets and operating lease liabilities. The leases provide an option to purchase the related equipment at fair market value at the end of the lease. The leases will automatically renew as a month-to-month rental at the end of the lease if the equipment is not purchased or returned.

Lease Position, Undiscounted Cash Flow and Supplemental Information

The table below presents information related to our ROU operating lease assets and operating lease liabilities that we have recorded:

(In thousands)	At December 31, 2020	At December 31, 2019
Right of use operating lease assets	$20,132	$15,885

Operating lease liabilities:
Current	$2,006	$1,454
Non-current	19,388	15,134
Total	$21,394	$16,588

Operating leases:
Weighted average remaining lease term	9.4 years	10.1 years
Weighted average discount rate	4.4%	4.6%

	Year Ended December 31,
	2020	2019
Supplemental cash flow information for our operating leases:
Cash paid for operating lease liabilities	$2,646	$1,799
Non-cash right of use assets obtained in exchange for new operating lease obligations	$6,789	$18,891

The table below reconciles the undiscounted cash flows under the operating lease liabilities recorded on the Consolidated Balance Sheets for the periods presented:

(In thousands)
2021	$2,894
2022	2,643
2023	2,605
2024	2,575
2025	2,654
Thereafter	15,345
Total minimum lease payments	28,716
Less: Amount of lease payments representing interest	(7,322)
Present value of future minimum lease payments	21,394
Less: Current obligations under operating lease liabilities	(2,006)
Non-current obligations under operating lease liabilities	$19,388

As of December 31, 2020, we have additional lease commitments of $7.1 million related to amendments to existing building leases that have not yet commenced. As the lessee, we are involved in providing guidance to the lessor for related improvements, however these improvements are managed and owned by the lessor.

Operating lease costs accounted for under ASC 842 for the years ended December 31, 2020 and 2019, was $3.0 million and $2.1 million, respectively. Rent expense accounted for under ASC 840 for the year ended December 31, 2018, was $1.5 million.

Major Vendors

We had purchases from two vendors that accounted for 32% of total purchases for the year ended December 31, 2020. We had purchases from two vendors that accounted for 37% of total purchases for the year ended December 31, 2019.

Purchase Commitment

We issued purchase orders in 2020 totaling $19.5 million for goods that we expect to receive within the next year.

Retirement Plan

We maintain a 401(k) retirement plan for our employees to which eligible employees can contribute a percentage of their pre-tax compensation. Discretionary contributions to the 401(k) plan totaled $0.3 million for each of the years ended December 31, 2020 and 2019, and $0.2 million for the year ended December 31, 2018.

Legal Proceedings

From time to time, we are subject to various claims and legal proceedings arising in the ordinary course of business. Regardless of outcome, litigation can have an adverse impact on us because of defense and settlement costs, diversion of management resources and other factors.

On February 13, 2019, we were served with a sealed amended complaint venued in the United States District Court in the Southern District of Texas, Houston Division, captioned United States ex rel Veterans First Medical Supply, LLC vs. Tactile Medical Systems Technology, Inc., Case No. 18-2871, which had been filed on January 23, 2019. The complaint is a qui tam action on behalf of the United States brought by one of our competitors. The United States has declined to intervene in this action. The complaint alleges that we violated the Federal Anti-Kickback Statute claiming that we submitted false claims and made false statements in connection with the Medicare and Medicaid programs, and that we engaged in unlawful retaliation in violation of the Federal False Claims Act. The complaint seeks damages, statutory penalties, attorneys’ fees, treble damages and costs. We filed a motion to dismiss on April 5, 2019. This motion was denied on February 21, 2020. On March 6, 2020, we filed our answer to the complaint and asserted counterclaims. On May 7, 2020, the plaintiff filed a motion to dismiss our counterclaims. On September 8, 2020, we filed a motion for Partial Summary Judgment. On January 2, 2021, the plaintiff filed a motion for Partial Summary Judgment. These motions are currently pending. We believe that the plaintiff’s allegations are without merit and we intend to continue to vigorously defend against the lawsuit.

On September 29, 2020, a complaint in a purported securities class action lawsuit was filed against us and three of our present or former officers in the United States District Court for the District of Minnesota under the following caption: Brian Mart, Individually and on Behalf of All Others Similarly Situated v. Tactile Systems Technology, Inc., et al. The complaint alleges, among other things, that the defendants made materially false and misleading statements regarding our business, operational and compliance policies, and financial results during the time period from May 7, 2018 through June 8, 2020 (“alleged class period”), in violation of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and Rule 10b-5 promulgated thereunder. On February 1, 2021, the court appointed the St. Clair County Employees’ Retirement System as the lead plaintiff. Their amended complaint is due April 5, 2021.  Our response is due June 4, 2021. We intend to move to dismiss the action.

Note 13.  Stockholders' Equity

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

Stock-Based Compensation

Our 2016 Equity Incentive Plan (the “2016 Plan”) authorizes us to grant stock options, stock appreciation rights, restricted stock, stock units and other stock-based awards to employees, non-employee directors and certain consultants and advisors. There were up to 4,800,000 shares of our common stock initially reserved for issuance pursuant to the 2016 Plan. The 2016 Plan provides that the number of shares reserved and available for issuance under the 2016 Plan will automatically increase annually on January 1 of each calendar year, commencing in 2017 and ending on and including January 1, 2026, by an amount equal to the lesser of: (a) 5% of the number of common shares of stock outstanding as of December 31 of the immediately preceding calendar year, or (b) 2,500,000 shares; provided, however, that our Board of Directors may determine that any annual increase be a lesser number. In addition, all awards granted under our 2007 Omnibus Stock Plan and our 2003 Stock Option Plan that were outstanding when the 2016 Plan became effective and that are forfeited, expire, are cancelled, are settled for cash or otherwise not issued, will become available for issuance under the 2016 Plan. Pursuant to the automatic increase feature of the 2016 Plan, 972,591 and 952,697 shares were added as available for issuance thereunder on January 1, 2021 and 2020, respectively. As of December 31, 2020, 5,538,891 shares were available for future grant pursuant to the 2016 Plan.

Upon adoption and approval of the 2016 Plan, all of our previous equity incentive compensation plans were terminated. However, existing awards under those plans continue to vest in accordance with the original vesting schedules and will expire at the end of their original terms.

In the second fiscal quarter of 2020, our Board of Directors appointed a new President and Chief Executive Officer (“CEO”), effective June 8, 2020. In conjunction with the acceptance of the written offer, our CEO received both restricted stock units and stock option awards under our 2016 Plan during the third fiscal quarter of 2020 and the stock options have a seven year term. A portion of the awards will vest on June 30, 2021, with the remaining portion of the awards vesting over a period of three years from the date of grant. Further, all of the stock options included in these awards require that our stock price exceed $40.15 for 20 consecutive trading days during the term of the option in order to vest. The fair value of stock options subject to the market condition was estimated, at the date of grant, using the Monte Carlo Simulation model. The following table sets forth the estimated fair value of stock options granted and the assumptions on which the fair value was determined:

2020
Expected term	4.5 years
Expected volatility	45.39%
Risk-free interest rate	0.4%
Expected dividend yield	0%
Fair value on the date of grant	$13.60 - $14.70

We recorded total stock-based compensation expense of $10.7 million, $9.8 million and $8.0 million for the years ended December 31, 2020, 2019 and 2018, respectively. This expense was allocated as follows:

	Year Ended
	December 31,
(In thousands)	2020	2019	2018
Cost of revenue	$539	$329	$160
Sales and marketing expenses	5,058	4,331	3,255
Research and development expenses	360	372	242
Reimbursement, general and administrative expenses	4,732	4,792	4,317
Total stock-based compensation expense	$10,689	$9,824	$7,974

Total stock-based compensation expense includes a modification of share-based awards held by a former executive resulting in a charge of $0.2 million and $1.0 million for the years ended December 31, 2019 and 2018, respectively. At December 31, 2019, there was no remaining unrecognized pre-tax compensation expense related to this modification.

Stock Options

Stock options issued to participants other than non-employees typically vest over three or four years and typically have a contractual term of seven or ten years. Stock-based compensation expense included in our Consolidated Statements of Operations for stock options was $4.0 million, $2.7 million and $2.1 million for the years ended December 31, 2020, 2019 and 2018, respectively. The total grant date fair value of options vested during the year was $3.0 million, $2.3 million and $1.5 million for the years ended December 31, 2020, 2019 and 2018, respectively.

At December 31, 2020, there was approximately $7.7 million of total unrecognized pre-tax stock option expense under our equity compensation plans, which is expected to be recognized on a straight-line basis over a weighted-average period of 2.0 years.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model, other than options that have a market-based vesting condition, which are valued using the Monte Carlo Simulation model. Annually, we make predictive assumptions regarding future stock price volatility, dividend yield, expected term and forfeiture rate. The dividend yield assumption is based on expected annual dividend yield on the grant date. To date, no dividend on common stock has been paid by us. Expected volatility was estimated using the average historical volatility of public companies of similar size and industry over the similar period as the expected term assumption used for our options. The risk-free interest rate is based on the yields of U.S. Treasury securities with maturities similar to the expected term of the options for each option group. We use the “simplified method” to determine the expected term of the stock option grants. We utilize this method because we do not have sufficient public company exercise data in which to make a reasonable estimate.

The following table sets forth the estimated fair values of our stock options granted in each of the years indicated, and the assumptions on which the fair values were determined:

	2020	2019	2018
Expected term	4.5 years	4 - 6 years	4 - 6 years
Expected volatility	44.1 - 46.4%	43.2 - 44.6%	42.7 - 43.4%
Risk-free interest rate	0.2 - 0.9%	1.6 - 2.6%	2.6 - 3.1%
Expected dividend yield	0%	0%	0%
Fair value on the date of grant	$13.45 - $18.64	$19.57 - $33.12	$12.46 - $29.07

Our stock option activity for the three years ended December 31, 2020, 2019 and 2018, was as follows:

		Weighted-	Weighted-
		Average	Average	Aggregate
	Options	Exercise Price	Remaining	Intrinsic
(In thousands except options and per share data)	Outstanding	Per Share (1)	Contractual Life	Value (2)
Balance at December 31, 2017	1,487,720	$8.41	6.2 years	$29,611
Granted	203,614	$47.25
Exercised	(553,375)	$2.74		$25,393
Forfeited	(61,424)	$21.27
Balance at December 31, 2018	1,076,535	$17.94	6.5 years	$31,172
Granted	189,076	$59.52
Exercised	(321,806)	$8.81		$16,026
Forfeited	(76,322)	$36.50
Cancelled/Expired	(528)	$19.64
Balance at December 31, 2019	866,955	$28.76	6.3 years	$33,957
Granted	378,695	$44.84
Exercised	(147,741)	$7.24		$6,540
Forfeited	(54,824)	$50.25
Cancelled/Expired	(3,376)	$63.61
Balance at December 31, 2020	1,039,709	$36.43	5.6 years	$13,381

Options exercisable at December 31, 2020	489,866	$25.39	4.8 years	$11,099

(1)	The exercise price of each option granted during the periods shown was equal to the market price of the underlying stock on the date of grant.
(2)	The aggregate intrinsic value of options exercised represents the difference between the exercise price of the option and the closing stock price of our common stock on the date of exercise. The aggregate intrinsic value of options outstanding represents the difference between the exercise price of the option and the closing stock price of our common stock on the last trading day of the period.

Options exercisable of 473,222 at December 31, 2019, and 622,675 at December 31, 2018 had weighted average exercise prices of $14.14 and $6.75, respectively.

The following summarizes additional information about our stock options:

	Year Ended
	December 31,
Number of:	2020	2019
Non-vested options beginning of the year	393,733	453,860
Non-vested options end of the year	549,843	393,733
Vested options	489,866	473,222

	Year Ended
	December 31,
Weighted-average grant date fair value of:	2020	2019
Non-vested options beginning of the year	$19.55	$14.80
Non-vested options end of the year	18.03	19.55
Vested options	10.67	6.01
Forfeited options	20.54	16.66

Time-Based Restricted Stock Units

We have granted time-based restricted stock units to certain participants under the 2016 Plan that are stock-settled with common shares. Time-based restricted stock units granted under the 2016 Plan vest over one to three years. Stock-based compensation expense included in our Consolidated Statements of Operations for time-based restricted stock units was $5.2 million, $4.0 million and $3.5 million for the years ended December 31, 2020, 2019 and 2018, respectively. As of December 31, 2020, there was approximately $6.8 million of total unrecognized pre-tax compensation expense related to outstanding time-based restricted stock units that is expected to be recognized over a weighted-average period of 2.0 years.

Our time-based restricted stock unit activity for the years ended December 31, 2020, 2019 and 2018 was as follows:

		Weighted-
		Average Grant	Aggregate
	Units	Date Fair Value	Intrinsic
(In thousands except unit and per unit data)	Outstanding	Per Unit	Value (1)
Balance at December 31, 2017	441,507	$16.38	$12,795
Granted	103,417	$38.13
Vested	(199,733)	$15.53
Cancelled	(35,559)	$20.74
Balance at December 31, 2018	309,632	$23.69	$14,104
Granted	73,920	$64.82
Vested	(193,339)	$20.21
Cancelled	(18,526)	$38.36
Balance at December 31, 2019	171,687	$43.74	$11,591
Granted	175,582	$46.42
Modification	2,288	$21.85
Vested	(118,014)	$37.57
Cancelled	(20,074)	$53.03
Balance at December 31, 2020	211,469	$48.29	$9,503

Deferred and unissued at December 31, 2020(2)	6,469	$38.94	$291

(1)	The aggregate intrinsic value of time-based restricted stock units outstanding was based on our closing stock price on the last trading day of the period.
(2)	For the year ended December 31, 2020, there were 1,108 restricted stock units granted to non-employee directors in lieu of their quarterly cash retainer payments. These restricted stock units were fully vested upon grant and represent the right to receive one share of common stock, per unit, upon the earlier of the director’s termination of service as a director of ours or the occurrence of a change of control of us. These restricted stock units are included in the “Granted” line in the table above and are also included in the “Vested” line in the table above due to their being fully vested upon grant. On December 31, 2020, upon her departure from our board of directors, we issued 748 shares of common stock to Dr. Pegus, which represented the settlement of restricted stock units that had been previously granted to her in lieu of her quarterly director retainer payments. Excluding those restricted stock units, as of December 31, 2020, there were 6,469 outstanding restricted stock units that had been previously granted to non-employee directors in lieu of their quarterly director retainer payments. These restricted stock units are not included in the “Balance at December 31, 2020” line in the table above because they are fully vested.

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

Stock-based compensation expense included in our Consolidated Statements of Operations for PSUs was $0.5 million, $2.3 million, and $0.7 million for the years ended December 31, 2020, 2019 and 2018, respectively. The stock-based compensation expense for the year ended December 31, 2020 reflects a $1.0 million benefit due to a change in the estimated payout associated with PSUs granted in 2019 being below the minimum performance target threshold level, as defined. As of December 31, 2020, there was approximately $1.1 million of total unrecognized pre-tax compensation expense related to outstanding PSUs that is expected to be recognized over a weighted average period of 2.0 years.

Our performance-based restricted stock unit activity at the estimated payout of 150% of target for the years ended December 31, 2020, 2019 and 2018, was as follows:

	Performance-	Weighted-
	Based	Average Grant	Aggregate
	Units	Date Fair Value	Intrinsic
(In thousands except unit and per unit data)	Outstanding	Per Unit	Value (1)
Balance at December 31, 2017	—	$—	$—
Granted	70,680	$33.53
Vested	—	$—
Cancelled	(5,253)	$32.36
Balance at December 31, 2018	65,427	$33.62	$2,980
Granted	25,724	$72.64
Vested	—	$—
Cancelled	—	$—
Balance at December 31, 2019	91,151	$44.63	$6,154
Granted	31,731	$50.41
Vested	(26,204)	$33.58
Cancelled	(17,375)	$52.87
Balance at December 31, 2020	79,303	$47.83	$3,564

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

A total of 1,600,000 shares of common stock was initially reserved for issuance under the ESPP. This share reserve will automatically be supplemented each January 1, commencing in 2017 and ending on and including January 1, 2026, by an amount equal to the least of (a) 1% of the shares of our common stock outstanding on the immediately preceding December 31, (b) 500,000 shares or (c) such lesser amount as our Board of Directors may determine.  Pursuant to the automatic increase feature of the ESPP, 194,518 and 190,539 shares were added as available for issuance thereunder on January 1, 2021 and 2020, respectively.  As of December 31, 2020, 1,587,904 shares were available for future issuance under the ESPP. We recognized $0.9 million, $0.9 million and $0.7 million in stock-based compensation expense related to the ESPP for the years ended December 31, 2020, 2019 and 2018, respectively.

Note 14.  Revenue

We derive our revenue from the sale and rental of our compression products to our customers in the United States. The following table presents our revenue, inclusive of sales and rental revenue, disaggregated by product:

	Year Ended
	December 31,
(In thousands)	2020	2019	2018
Revenue
Flexitouch system	$163,914	$171,323	$131,935
Other products(1)	23,216	18,169	11,816
Total	$187,130	$189,492	$143,751

Percentage of total revenue
Flexitouch system	88%	90%	92%
Other products(1)	12%	10%	8%
Total	100%	100%	100%

(1)	The “other products” line primarily includes revenue from our Entre system. The Actitouch system and the Airwear wrap contributed immaterial amounts of revenue for each of the years ended December 30, 2020, 2019 and 2018.

Rental revenue for the years ended December 31, 2020, 2019 and 2018, was primarily related to private insurers.  Our revenue from third-party payers, inclusive of sales and rental revenue, for the years ended December 31, 2020, 2019 and 2018 are summarized in the following table:

	Year Ended
	December 31,
(In thousands)	2020	2019	2018
Private insurers and other payers	$132,789	$136,397	$102,172
Veterans Administration	24,485	31,275	28,043
Medicare	29,856	21,820	13,536
Total	$187,130	$189,492	$143,751

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

Sales-type lease revenue and the associated cost of revenue for the years ended December 31, 2020 and 2019, was:

	Year Ended December 31,
(In thousands)	2020	2019
Sales-type lease revenue	$25,633	$21,570
Cost of sales-type lease revenue	9,011	7,510
Sales-type lease gross profit	$16,622	$14,060

Note 15.  Income Taxes

The provision (benefit) for income tax expense consisted of the following:

	Year Ended December 31,
(In thousands)	2020	2019	2018
Current income taxes, Federal	$(653)	$205	$2,416
Current income taxes, State	294	100	778
	(359)	305	3,194

Deferred income taxes, Federal	(833)	(303)	(4,804)
Deferred income taxes, State	(395)	153	(1,537)
	(1,228)	(150)	(6,341)

Unrecognized tax benefit, Federal	—	—	—
Unrecognized tax benefit, State	(54)	3	—
	(54)	3	—

Total (benefit) provision for income taxes	$(1,641)	$158	$(3,147)

The components of our deferred tax assets and liabilities were as follows:

	At December 31,
(In thousands)	2020	2019
Deferred tax assets:
Operating lease liability	$5,329	$4,137
Net operating loss carryforwards	312	3,179
Accounts receivable and inventory reserves	3,887	2,589
Stock-based compensation	3,558	2,393
Accrued liabilities	1,489	1,239
Warranty reserves	1,206	936
Intangible assets	612	—
Valuation allowance	—	(185)
Other	107	108
Total deferred tax assets	$16,500	$14,396

Deferred tax liabilities:
Right of use asset	(5,016)	(3,962)
Fixed assets	(1,286)	(1,292)
Intangible assets	—	(172)
Total deferred tax liabilities	$(6,302)	$(5,426)

Net deferred tax assets	$10,198	$8,970

A reconciliation of income tax (benefit) expense to the statutory federal tax rate is as follows:

	Year Ended December 31,
	2020	2019	2018
Tax expense at statutory rate	21.0%	21.0%	21.0%
State income taxes, net of federal benefit	(7.9)	7.3	11.9
Executive compensation	(5.5)	9.1	11.8
Meals and entertainment	(10.6)	2.6	7.6
Incentive stock options	(0.4)	0.2	1.9
Employee Stock Purchase Plan	(8.6)	1.7	4.5
Valuation allowance	8.0	1.7	—
Return to provision	3.6	(0.4)	3.6
IRS Exam	2.5	—	23.3
Deferred reprice - state	—	(0.1)	(0.3)
Federal carryback claim deferred rate differential	38.5	—	—
Unrecognized tax benefits	2.3	—	(4.6)
Excess benefit on non-qualified stock options and RSUs	28.0	(41.5)	(177.6)
Interest and penalties	1.9	(0.2)	6.3
Other	(0.2)	—	0.1
Net effective rate	72.6%	1.4%	(90.5)%

A reconciliation of unrecognized tax benefits (“UTB”) is as follows:

	December 31,
(In thousands)	2020	2019	2018
Balance beginning of the year	$54	$51	$212
Gross change — tax positions in prior year	(54)	3	3,477
Settlement	—	—	(3,638)
Balance end of the year	$—	$54	$51

As of December 31, 2020, we had approximately $0.8 million of state net operating loss (“NOL”) carry-forwards. The state NOL carry-forward amounts expire beginning in tax years 2026 if not utilized.

We are subject to income tax examinations in the U.S. federal jurisdiction as well as in various state jurisdictions. U.S. federal and state tax years prior to 2017 are closed to examination as of December 31, 2020. We are not currently under examination by any taxing authority. In the event of any future tax assessments, we have elected to record the income taxes and any related interest and penalties as income tax expense on our statement of operations.

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

Management assesses the available positive and negative evidence to estimate whether sufficient future taxable income will be generated to permit use of the existing deferred tax assets. On the basis of this evaluation, all deferred tax assets are expected to be realizable. The amount of the deferred tax asset considered realizable, however, could be adjusted if estimates of future taxable income during the carryforward period are reduced or increased or if objective negative evidence in the form of cumulative losses is no longer present and additional weight is given to subjective evidence such as our projections for growth.

Note 16.  Net (Loss) Income Per Common Share

The following table sets forth the computation of our basic and diluted net (loss) income per share:

	Year Ended
	December 31,
(In thousands, except share and per share data)	2020	2019	2018
Net (loss) income	$(620)	$10,971	$6,623
Weighted-average shares outstanding	19,346,929	18,919,007	18,252,689
Dilutive effect of stock-based awards	—	722,136	1,094,943
Weighted-average shares used to compute diluted net (loss) income per share	19,346,929	19,641,143	19,347,632
Net (loss) income per share - Basic	$(0.03)	$0.58	$0.36
Net (loss) income per share - Diluted	$(0.03)	$0.56	$0.34

The following common stock-based awards were excluded from the computation of diluted net (loss) income per common share for the periods presented because including them would have been anti-dilutive:

	Year Ended
	December 31,
	2020	2019	2018
Restricted stock units	218,686	38,103	16,283
Common stock options	1,039,709	278,363	111,565
Performance stock units	96,383	25,724	—
Employee stock purchase plan	53,205	45,182	—
Total	1,407,983	387,372	127,848

Note 17.  Fair Value Measurements

We determine the fair value of our assets and liabilities based on the exchange price that would be received for an asset or paid to transfer a liability (exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Valuation techniques used to measure fair value maximize the use of observable inputs and minimize the use of unobservable inputs. We use a fair value hierarchy with three levels of inputs, of which the first two are considered observable and the last unobservable, to measure fair value. The fair value hierarchy gives the highest priority to quoted prices in active markets for identical assets or liabilities (Level 1). The next highest priority is based on quoted prices for similar assets or liabilities in active markets or quoted prices for identical or similar assets or liabilities in non-active markets or other observable inputs (Level 2). The lowest priority is given to unobservable inputs (Level 3). The following provides information regarding fair value measurements for our cash equivalents and marketable securities as of December 31, 2020 and 2019, according to the three-level fair value hierarchy:

At December 31, 2020
Quoted Prices
	in Active	Significant
	Markets for	Other	Significant
	Identical	Observable	Unobservable
	Assets	Inputs	Inputs
(In thousands)	(Level 1)	(Level 2)	(Level 3)	Total
Recurring Fair Value Measurements:
Money market mutual funds	$16,188	$—	$—	$16,188
U.S. government and agency obligations	—	—	—	—
Total	$16,188	$—	$—	$16,188

	At December 31, 2019
	Quoted Prices
	in Active	Significant
	Markets for	Other	Significant
	Identical	Observable	Unobservable
	Assets	Inputs	Inputs
(In thousands)	(Level 1)	(Level 2)	(Level 3)	Total
Recurring Fair Value Measurements:
Money market mutual funds	$481	$—	$—	$481
U.S. government and agency obligations	25,954	—	—	25,954
Corporate debt securities	—	2,501	—	2,501
Total	$26,435	$2,501	$—	$28,936

During the year ended December 31, 2020, there were no transfers within the three-level hierarchy. A significant transfer is recognized when the inputs used to value a security have been changed, which merits a transfer between the disclosed levels of the valuation hierarchy.

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

Note 18.  Quarterly Financial Information (Unaudited)

The quarterly financial data presented below should be read in conjunction with the consolidated financial statements and related notes:

	Three Months Ended
	Mar. 31,	Jun. 30,	Sep. 30,	Dec. 31,
(In thousands, except per share data)	2020	2020	2020	2020
Revenue	$43,675	$35,120	$49,092	$59,243
Gross profit	31,073	24,912	34,972	41,853
(Loss) income from operations	(4,451)	(7,963)	1,794	6,991
Net (loss) income	(1,307)	(13,850)	2,424	12,113
Net (loss) income per share - Basic(1)	$(0.07)	$(0.72)	$0.12	$0.62
Net (loss) income per share - Diluted(1)	$(0.07)	$(0.72)	$0.12	$0.61

	Three Months Ended
	Mar. 31,	Jun. 30,	Sep. 30,	Dec. 31,
(In thousands, except per share data)	2019	2019	2019	2019
Revenues	$37,617	$45,200	$49,612	$57,063
Gross profit	26,258	31,505	35,373	41,100
(Loss) income from operations	(1,802)	3,048	3,203	6,049
Net income	1,472	2,785	2,431	4,283
Net income per share - Basic(1)	$0.08	$0.15	$0.13	$0.23
Net income per share - Diluted(1)	$0.08	$0.14	$0.12	$0.22

(1)	The summation of quarterly per share amounts may not equal the calculation for the full year, as each quarterly calculation is performed discretely.

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2020. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of December 31, 2020, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There was no change in the company’s internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, that occurred during the quarter ended December 31, 2020 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Our management conducted an assessment of the effectiveness of our internal control over financial reporting based on the criteria set forth in “Internal Control-Integrated Framework (2013)” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management concluded that, as of December 31, 2020, our internal control over financial reporting was effective.

Our independent registered public accounting firm has audited the effectiveness of our internal control over financial reporting as of December 31, 2020, as stated in its report which appears below.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders

Tactile Systems Technology, Inc.

Opinion on internal control over financial reporting

We have audited the internal control over financial reporting of Tactile Systems Technology, Inc. (a Delaware corporation) and its subsidiary (the “Company”) as of December 31, 2020, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on criteria established in the 2013 Internal Control—Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated financial statements of the Company as of and for the year ended December 31, 2020, and our report dated February 23, 2021 expressed an unqualified opinion on those financial statements.

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

February 23, 2021

Item 9B. Other Information.

None.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance.

Directors

Peter H. Soderberg, age 74, has served as a member of our board of directors since September 2012. Mr. Soderberg currently is the Managing Partner of Worthy Venture Resources, LLC, a company that seeks to add intellectual and financial capital to post start-up companies transitioning to an established national market presence. Beginning in 2006, Mr. Soderberg served as the President and Chief Executive Officer of both Hillenbrand Industries and Hill-Rom. In 2008, Hillenbrand Industries separated its two subsidiaries creating two, separately traded, public companies. Mr. Soderberg continued his role as President and Chief Executive Officer of the medical technology company, Hill-Rom Holdings, Inc. until 2010. Mr. Soderberg served on the board of Hillenbrand Industries/Hill-Rom from 2002 until his semi-retirement in 2010. Previously, he was President and Chief Executive Officer at Welch Allyn, a manufacturer of medical diagnostic equipment, for six years, and served as Group Vice President and Chief Operating Officer from 1993 to 1999. Prior to his role at Welch Allyn Mr. Soderberg served 23 years at Johnson & Johnson in a variety of operations, marketing and management positions, including President of Johnson & Johnson Health Management. His career also includes roles as President and Chief Executive Officer of an industrial technology company and the founder and President of a venture capital business. Mr. Soderberg currently serves on the board of directors of Medical Technology Enterprise Consortium and several overseas, privately held, medical technology companies. Mr. Soderberg previously served on the boards of Integer Holdings Corp. (NYSE: ITGR, formerly Greatbatch, Inc.), a medical technology company, Constellation Brands, Inc. and the Advanced Medical Technology Association.

William W. Burke, age 61, has served as a member of our board of directors since September 2015. Since November 2015, Mr. Burke has served as President of Austin Highlands Advisors, LLC, a provider of corporate advisory services. He served as Executive Vice President and Chief Financial Officer of IDEV Technologies, a peripheral vascular devices company, from November 2009 until the company was acquired by Abbott Laboratories in August 2013. From August 2004 to December 2007, he served as Executive Vice President and Chief Financial Officer of ReAble Therapeutics, a diversified orthopedic device company that was sold to The Blackstone Group in a going private transaction in 2006 and subsequently merged with DJO Incorporated in November 2007. Mr. Burke remained with ReAble until June 2008. From 2001 to 2004, he served as Chief Financial Officer of Cholestech Corporation, a medical diagnostic products company. Mr. Burke has served on the board of directors of numerous public and private companies and currently serves on the board of directors of Adtalem Global Education Inc., Myocardial Solutions, Inc. and EQ Health Acquisition Corp. He previously served on the board of directors of Invuity, Inc. (acquired by Stryker Corporation in October 2018), LDR Holding Corporation (acquired by Zimmer Biomet in July 2016) and Medical Action Industries (acquired by Owens & Minor in October 2014).

Sheri Dodd, age 55, currently serves as vice president and general manager at Medtronic plc. At Medtronic, Ms. Dodd oversees Care and Management Services. She joined Medtronic in March 2010 and has served in vice president positions including healthcare economics and market access; clinical research, health economics and policy; non-intensive diabetes therapies, and telehealth. From November 1997 until March 2010, Ms. Dodd held various positions with Johnson & Johnson, most recently as vice president of health economics and reimbursement. Ms. Dodd also served as an outcomes researcher with Orthopedic Surgeons, plc from January 1995 until November 1997. From May 1988 until September 1993 Ms. Dodd served as a project manager with the World Health Organization.

Raymond O. Huggenberger, age 62, has served as a member of our board of directors since September 2017. Mr. Huggenberger has served as a member of the board of directors of Inogen, Inc. since 2008. Mr. Huggenberger served as Inogen’s Chief Executive Officer from 2008 to February 2017 and also served as Inogen’s President from 2008 until January 2016. Prior to joining Inogen, Mr. Huggenberger held various management positions with Sunrise Medical Inc., a global manufacturer and distributor of durable medical equipment, culminating as its President and Chief Operating Officer. Mr. Huggenberger also serves on the board of directors of private companies Wellfount Corporation, a pharmacy services company, Sommetrics, a medical device company, Zerigo Health, a medical device company, Aviation Medical, a medical device company, and previously served on the board of directors of IYIA Technologies, Inc., a healthcare company, as well as device company Ebb Therapeutics.

Deepti Jain, age 52, served as the President of Anthem’s pharmacy benefit management division, IngenioRx through November 2020, and was responsible for all functions including sales and account management, clinical programs, operations, client analytics, financial performance, underwriting, internal audit coordination, compliance, and market strategy. Ms. Jain served as the Vice President and Chief Operating Officer of Anthem Pharmacy Solutions from 2014 to 2015, as the Senior Vice President and Chief Operating Officer of Anthem Pharmacy Solutions from 2016 to 2018, and as President of IngenioRx from 2019 through November 2020. From December 2013 until February 2014 Ms. Jain served as the Chief Operating Officer for Cigna Pharmacy. Prior to that, Ms. Jain held various positions with Medco Health Solutions Inc., between 1998 and 2012, most recently as Chief Financial Officer and Senior Vice President of Finance for the health plan division. Ms. Jain also served as a systems manager for Catholic Medical Center from 1996 until 1998 and as a senior analyst with the Montefiore Health System from 1994 until 1996.

Richard J. Nigon, age 73, has served as a member of our board of directors since September 2012. Mr. Nigon is currently Senior Vice President of Cedar Point Capital, Inc., a private company that raises capital for early stage companies, where he has served since 2007. From February 2001 until December 2006, Mr. Nigon was a Director of Equity Corporate Finance for Miller Johnson Steichen Kinnard, a privately held investment firm, which was acquired in December 2006 by Stifel Nicolaus, a brokerage and investment banking firm. After that acquisition, Mr. Nigon became a Managing Director of Private Placements until May 2007. From February 2000 to February 2001, Mr. Nigon served as the Chief Financial Officer of Dantis, Inc., a web hosting company. Prior to joining Dantis, Mr. Nigon was employed by Ernst & Young LLP from 1970 to 2000, where he was a partner from 1981 to 2000. While at Ernst & Young, Mr. Nigon served as the Director of Ernst & Young's Twin Cities Entrepreneurial Services Group and was the coordinating partner on several publicly traded companies in the consumer retailing and manufacturing sectors. Mr. Nigon is a director of Northern Technologies International Corporation and Celcuity, Inc., and was previously a director of Vascular Solutions, Inc. before its acquisition by Teleflex, Incorporated in February 2017. Mr. Nigon also serves as a director of several private companies.

Daniel Reuvers, age 57, joined Tactile from Integra LifeSciences Holdings Corporation, where he has served as the Executive Vice President and President, Codman Specialty Surgical, since December 2016. His responsibilities within Codman Specialty Surgical included leadership of sales, marketing, product development, regulatory affairs, quality assurance, global service and repair and manufacturing worldwide. He joined Integra in 2008 as Vice President of Marketing and Product Development for Integra’s surgical instruments business and was promoted to President of the acute surgical instruments business in June 2010. He was appointed President, Instruments in 2011 and Corporate Vice President and President, International in November 2013. Mr. Reuvers was president of Omni-Tract Surgical from September 2005 until December 2008, when that company was acquired by Integra. Mr. Reuvers has over 30 years of experience in the medical technology field, including holding various executive level positions in sales, marketing and general management.

Kevin H. Roche, age 70, has served as a member of our board of directors since October 2004. Mr. Roche was General Counsel of UnitedHealth Group, a health insurance provider, from 1989 to 1996, at which time he founded and operated as the Chief Executive Officer of the Ingenix division of UnitedHealth Group, where he served until 2001. Following his retirement from UnitedHealth Group, Mr. Roche has spent several years assisting emerging growth companies as an investor, advisor and board member. He also serves as a Senior Advisor for Triple Tree, LLC. He currently serves as a director for several private healthcare companies. During the past five years, Mr. Roche served on the board of directors of Cogentix Medical, Inc.

Information About our Executive Officers

Information regarding our Chief Executive Officer, Daniel L. Reuvers, is included above under the heading “Directors.”

Brent A. Moen, age 53, has served as our Chief Financial Officer since joining the company in September 2018. Prior to joining our company, Mr. Moen served as Chief Financial Officer of Entellus

Medical, Inc., a publicly held medical device company, from May 2016 until the company’s acquisition by Stryker Corporation in February 2018. Prior to joining Entellus Medical, Mr. Moen served as Executive Vice President and Chief Financial Officer of ABRA Auto Body & Glass LP, an automotive collision repair company, from November 2013 to May 2015. Mr. Moen previously served as Senior Vice President and Chief Financial Officer of Regis Corporation, a publicly held owner, franchisor and operator of beauty salons, from January 2011 to December 2012. Mr. Moen held various financial roles of increasing responsibility with Regis Corporation, beginning in 2000. Mr. Moen holds a B.A. in Accounting from the University of North Dakota and is a Certified Public Accountant (inactive) and started his professional career with Coopers and Lybrand.

Bryan F. Rishe, age 65, has served as our Senior Vice President, Sales since December 2017 and previously served as our Vice President, Sales since 2008. From 2004 to 2008, he served as the Vice President, Sales for BSN Medical, a medical soft goods manufacturer. Mr. Rishe also served as the Vice President, Sales and Marketing for TFX Medical, a surgical equipment manufacturer. Prior to that, Mr. Rishe was the Western Area Manager with Surgical Laser Technologies, a specialty laser company. Mr. Rishe has held other sales leadership and business development roles with Becton Dickinson, Baxter Travenol and American Hospital Supply.

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

Additional information required by this Item 10 will be contained in our definitive proxy statement for our 2021 Annual Meeting of Stockholders (the “Definitive Proxy Statement”) and is incorporated herein by reference.

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

The following financial statements of Tactile Systems Technology, Inc. are set forth in Part II, Item 8:

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of December 31, 2020 and 2019

Consolidated Statements of Operations for the years ended December 31, 2020, 2019 and 2018

Consolidated Statements of Comprehensive (Loss) Income for the years ended December 31, 2020, 2019 and 2018

Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2020, 2019 and 2018

Consolidated Statements of Cash Flows for the years ended December 31, 2020, 2019 and 2018

Notes to Consolidated Financial Statements

2.	Financial Statement Schedules

Not applicable.

3.	Exhibits

A list of exhibits required to be filed as part of this report is set forth in the Exhibit Index below.

EXHIBIT INDEX

		Incorporated by Reference
Exhibit				Exhibit	Filed
Number	Description of Exhibit	Form	Date of Filing	Number	Herewith

2.1˄	Asset Sale and Purchase Agreement, dated as of September 14, 2012, by and between Tactile Systems Technology, Inc., Swelling Solutions, Inc., ConvaTec Inc. and ConvaTec Technologies, Inc.	S-1	01/25/2016	2.1

3.1	Amended and Restated Certificate of Incorporation, as amended through May 9, 2019	8-K	05/09/2019	3.2

3.2	Amended and Restated By-laws, effective May 9, 2019	8-K	05/09/2019	3.3

4.1	Description of the Registrant's securities registered pursuant to Section 12 of the Securities Exchange Act of 1934	10-K	02/26/2020	4.1

4.2	Specimen Certificate representing shares of common stock	S-1	05/06/2016	4.1

4.3	Form of Senior Indenture	S-3	08/23/2017	4.6

4.4	Form of Subordinated Indenture	S-3	08/23/2017	4.7

10.1*	2007 Omnibus Stock Plan	S-1	01/25/2016	10.5

10.2*	Form of Incentive Stock Option Agreement under 2007 Omnibus Stock Plan	S-1	01/25/2016	10.6

10.3*	Form of Non-Statutory Stock Option Agreement (Employee) under 2007 Omnibus Stock Plan	S-1	01/25/2016	10.7

10.4*	Form of Non-Statutory Stock Option Agreement (Directors) under 2007 Omnibus Stock Plan	S-1	01/25/2016	10.8

10.5*	Form of Non-Statutory Stock Option Agreement (Consultants) under 2007 Omnibus Stock Plan	S-1	01/25/2016	10.9

10.6*	Form of Restricted Stock Agreement	S-1	01/25/2016	10.10

10.7*	2016 Equity Incentive Plan	S-1	06/09/2016	10.11

10.8*	Form of Non-Qualified Stock Option Agreement under 2016 Equity Incentive Plan	S-1	06/09/2016	10.12

10.9*	Form of Non-Qualified Stock Option Agreement under 2016 Equity Incentive Plan (to be used for awards beginning in 2020)	10-Q	05/04/2020	10.1

10.10*	Form of Incentive Stock Option Agreement under 2016 Equity Incentive Plan	S-1	06/09/2016	10.13

10.11*	Form of Incentive Stock Option Agreement under 2016 Equity Incentive Plan (to be used for awards beginning in 2020)	10-Q	05/04/2020	10.2

10.12*	Form of Restricted Stock Agreement under 2016 Equity Incentive Plan	S-1	06/09/2016	10.14

10.13*	Form of Restricted Stock Unit Award Agreement under 2016 Equity Incentive Plan	S-1	06/09/2016	10.15

10.14*	Form of Restricted Stock Unit Award Agreement under 2016 Equity Incentive Plan (to be used for awards beginning in 2019)	10-Q	05/06/2019	10.3

10.15*	Form of Restricted Stock Unit Award Agreement under 2016 Equity Incentive Plan (to be used for awards beginning in 2020)	10-Q	05/04/2020	10.3

10.16*	Form of Restricted Stock Unit Agreement under 2016 Equity Incentive Plan (Quarterly Awards)	S-1	06/09/2016	10.16

10.17*	Form of Performance Stock Unit Agreement under the 2016 Equity Incentive Plan to be used for awards beginning in 2018	8-K	02/27/2018	10.1

10.18*	Form of Performance Stock Unit Award Agreement under 2016 Equity Incentive Plan (to be used for awards beginning in 2019)	10-Q	05/06/2019	10.4

10.19*	Form of Performance Stock Unit Award Agreement under 2016 Equity Incentive Plan (to be used for awards beginning in 2020)	10-Q	05/04/2020	10.4

10.20*	Employee Stock Purchase Plan	S-1	06/09/2016	10.17

10.21*	First Declaration of Amendment to Employee Stock Purchase Plan	10-K	02/26/2018	10.18

10.22*	Management Incentive Plan	8-K	03/10/2017	10.1

10.23*	Non-Employee Director Compensation Policy	10-K	02/26/2020	10.19

10.24*	Form of Director and Officer Indemnification Agreement	S-1	05/06/2016	10.19

10.25*	Tactile Systems Technology, Inc. Executive Employee Severance Plan	10-Q	11/05/2018	10.2

10.26*	Form of Confidentiality, Assignment of Intellectual Property and Restrictive Covenants Agreement	10-Q	11/05/2018	10.3

10.27*	Offer letter between Daniel L. Reuvers and Tactile Systems Technology, Inc. dated May 20, 2020	8-K	05/22/2020	10.1

10.28*	Transition and Consulting Agreement, dated as of January 10, 2020, by and between Gerald R. Mattys and Tactile Systems Technology, Inc.	8-K	01/13/2020	10.1

10.29*	Letter Agreement between Tactile Systems Technology, Inc. and Mary Thompson, dated July 16, 2019	8-K	07/22/2019	10.1

10.30	Credit Agreement, dated as of August 3, 2018, by and among Tactile Systems Technology, Inc., the lenders from time to time party thereto and Wells Fargo Bank, National Association	10-Q	08/06/2018	10.1

10.31	First Amendment to Credit Agreement, dated as of February 12, 2019, by and among Tactile Systems Technology, Inc., the lenders party thereto and Wells Fargo Bank, National Association	10-K	02/28/2019	10.33

10.32	Waiver and Second Amendment to Credit Agreement, dated as of March 25, 2019, by and among Tactile Systems Technology, Inc., the lenders party thereto and Wells Fargo Bank, National Association	10-Q	05/06/2019	10.2

10.33	Third Amendment to Credit Agreement, dated as of August 2, 2019, by and among Tactile Systems Technology, Inc., the lenders party thereto and Wells Fargo Bank, National Association	10-Q	11/04/2019	10.1

10.34**	License Agreement, dated as of October 15, 2018, by and between Tactile Systems Technology, Inc. and Sun Scientific, Inc.	10-Q	11/05/2018	10.1

21.1	Subsidiaries	S-1	01/25/2016	21.1

23.1	Consent of Grant Thornton LLP				X

24.1	Power of Attorney (included in signature page)				X

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) / 15d-14(a) of the Securities Exchange Act of 1934, as amended				X

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) / 15d-14(a) of the Securities Exchange Act of 1934, as amended				X

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X

101.1

The following financial statements from the Company’s Annual Report on Form 10-K for the year ended December 31, 2020, formatted in Inline XBRL: (i) Balance Sheets, (ii) Statements of Operations, (iii) Statements of Comprehensive (Loss) Income, (iv) Statements of Stockholders’ Equity, (v) Statements of Cash Flows, and (vi) Notes to the Financial Statements

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

Tactile Systems Technology, Inc.

Date: February 23, 2021	By:	/s/ Daniel L. Reuvers
Daniel L. Reuvers
Chief Executive Officer
(Principal executive officer)

Each of the undersigned hereby appoints Daniel L. Reuvers and Brent A. Moen, and each of them (with full power to act alone), as attorneys and agents for the undersigned, with full power of substitution, for and in the name, place and stead of the undersigned, to sign and file with the Securities and Exchange Commission under the Securities Exchange Act of 1934, as amended, any and all amendments and exhibits to this annual report on Form 10-K and any and all applications, instruments and other documents to be filed with the Securities and Exchange Commission pertaining to this annual report on Form 10-K or any amendments thereto, with full power and authority to do and perform any and all acts and things whatsoever requisite and necessary or desirable. Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on February 23, 2021.

Name	Title

/s/ Daniel L. Reuvers	Chief Executive Officer (principal executive officer) and Director
Daniel L. Reuvers

/s/ Brent A. Moen	Chief Financial Officer (principal financial officer and principal
Brent A. Moen	accounting officer)

/s/ Peter H. Soderberg	Chairman of the Board of Directors
Peter H. Soderberg

/s/ William W. Burke	Director
William W. Burke

/s/ Sheri L. Dodd	Director
Sheri L. Dodd

/s/ Raymond O. Huggenberger	Director
Raymond O. Huggenberger

/s/ Deepti Jain	Director
Deepti Jain

/s/ Richard Nigon	Director
Richard Nigon

/s/ Kevin H. Roche	Director
Kevin H. Roche