Form 10-Q
period 2021-03-31
TACTILE SYSTEMS TECHNOLOGY INC
filed 2021-05-03
CIK 1027838

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2021

or

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

19,650,900 shares of common stock, par value $0.001 per share, were outstanding as of April 29, 2021.

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

You should read the matters described in "Risk Factors" and the other cautionary statements made in our Annual Report on Form 10-K for the year ended December 31, 2020, and in this Quarterly Report on Form 10-Q. We cannot assure you that the forward-looking statements in this report will prove to be accurate and therefore you are encouraged not to place undue reliance on forward-looking statements. Actual results or events could differ materially from the plans, intentions and expectations disclosed in the forward-looking statements we make. You are urged to carefully review and consider the various disclosures made by us in this report and in other filings with the Securities and Exchange Commission (the “SEC”) that advise of the risks and factors that may affect our business. Other than as required by law, we undertake no obligation to update or revise these forward-looking statements, even though our situation may change in the future. Our forward-looking statements do not reflect the potential impact of any future acquisitions, mergers, dispositions, joint ventures or investments that we may make.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

Tactile Systems Technology, Inc.
Condensed Consolidated Balance Sheets
(Unaudited)
	March 31,	December 31,
(In thousands, except share and per share data)	2021	2020
Assets
Current assets
Cash and cash equivalents	$46,925	$47,855
Accounts receivable	40,043	43,849
Net investment in leases	11,254	10,708
Inventories	22,042	18,563
Prepaid expenses and other current assets	2,235	2,638
Total current assets	122,499	123,613
Non-current assets
Property and equipment, net	6,746	6,957
Right of use operating lease assets	19,565	20,132
Intangible assets, net	1,683	1,680
Accounts receivable, non-current	10,727	9,433
Deferred income taxes	12,026	10,198
Other non-current assets	2,030	2,074
Total non-current assets	52,777	50,474
Total assets	$175,276	$174,087
Liabilities and Stockholders' Equity
Current liabilities
Accounts payable	$9,352	$4,197
Accrued payroll and related taxes	8,547	11,588
Accrued expenses	3,227	4,423
Income taxes payable	2,658	2,658
Operating lease liabilities	1,966	2,006
Other current liabilities	2,235	1,842
Total current liabilities	27,985	26,714
Non-current liabilities
Accrued warranty reserve, non-current	3,259	3,235
Operating lease liabilities, non-current	18,910	19,388
Total non-current liabilities	22,169	22,623
Total liabilities	50,154	49,337

Commitments and Contingencies (see Note 10)

Stockholders’ equity:
Preferred stock, $0.001 par value, 50,000,000 shares authorized; none issued and outstanding as of March 31, 2021 and December 31, 2020	—	—
Common stock, $0.001 par value, 300,000,000 shares authorized; 19,639,113 shares issued and outstanding as of March 31, 2021; 19,492,718 shares issued and outstanding as of December 31, 2020	20	19
Additional paid-in capital	107,312	104,675
Retained earnings	17,790	20,056
Total stockholders’ equity	125,122	124,750
Total liabilities and stockholders’ equity	$175,276	$174,087

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Tactile Systems Technology, Inc.
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended
	March 31,
(In thousands, except share and per share data)	2021	2020
Revenue
Sales revenue	$36,125	$37,623
Rental revenue	6,647	6,052
Total revenue	42,772	43,675
Cost of revenue
Cost of sales revenue	10,691	10,922
Cost of rental revenue	1,851	1,680
Total cost of revenue	12,542	12,602
Gross profit
Gross profit - sales revenue	25,434	26,701
Gross profit - rental revenue	4,796	4,372
Gross profit	30,230	31,073
Operating expenses
Sales and marketing	18,785	22,970
Research and development	1,270	1,684
Reimbursement, general and administrative	14,259	10,870
Total operating expenses	34,314	35,524
Loss from operations	(4,084)	(4,451)
Other (expense) income	(10)	266
Loss before income taxes	(4,094)	(4,185)
Income tax benefit	(1,828)	(2,878)
Net loss	$(2,266)	$(1,307)
Net loss per common share
Basic	$(0.12)	$(0.07)
Diluted	$(0.12)	$(0.07)
Weighted-average common shares used to compute net loss per common share
Basic	19,545,558	19,173,580
Diluted	19,545,558	19,173,580

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Tactile Systems Technology, Inc.
Condensed Consolidated Statements of Comprehensive Loss
(Unaudited)
	Three Months Ended
	March 31,
(In thousands)	2021	2020
Net loss	$(2,266)	$(1,307)
Other comprehensive income:
Unrealized gain on marketable securities	—	30
Income tax related to items of other comprehensive income	—	(18)
Total other comprehensive income	—	12
Comprehensive loss	$(2,266)	$(1,295)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Tactile Systems Technology, Inc.
Condensed Consolidated Statements of Stockholders’ Equity
(Unaudited)
					Accumulated
			Additional		Other
	Common Stock		Paid-In	Retained	Comprehensive
(In thousands, except share data)	Shares	Par Value	Capital	Earnings	(Loss) Income	Total
Balances, December 31, 2020	19,492,718	$19	$104,675	$20,056	$—	$124,750
Stock-based compensation	—	—	2,457	—	—	2,457
Exercise of common stock options and vesting of performance and restricted stock units	167,375	1	1,295	—	—	1,296
Taxes paid for net share settlement of performance and restricted stock units	(20,980)	—	(1,115)	—	—	(1,115)
Comprehensive loss for the period	—	—	—	(2,266)	—	(2,266)
Balances, March 31, 2021	19,639,113	$20	$107,312	$17,790	$—	$125,122

Balances, December 31, 2019	19,152,715	$19	$91,874	$20,676	$26	$112,595
Stock-based compensation	—	—	2,728	—	—	2,728
Exercise of common stock options and vesting of performance and restricted stock units	96,186	—	172	—	—	172
Taxes paid for net share settlement of performance and restricted stock units	(22,236)	—	(1,160)	—	—	(1,160)
Comprehensive loss for the period	—	—	—	(1,307)	12	(1,295)
Balances, March 31, 2020	19,226,665	$19	$93,614	$19,369	$38	$113,040

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Tactile Systems Technology, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended March 31,
(In thousands)	2021	2020
Cash flows from operating activities
Net loss	$(2,266)	$(1,307)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	652	730
Net amortization of premiums and discounts on securities available-for-sale	—	(43)
Deferred income taxes	(1,828)	979
Stock-based compensation expense	2,457	2,728
Changes in assets and liabilities:
Accounts receivable	3,806	2,663
Net investment in leases	(546)	(735)
Inventories	(3,479)	(3,304)
Income taxes	—	(4,153)
Prepaid expenses and other assets	447	192
Right of use operating lease assets	49	151
Medicare accounts receivable, non-current	(1,294)	(973)
Accounts payable	5,022	4,741
Accrued payroll and related taxes	(3,041)	(1,804)
Accrued expenses and other liabilities	(779)	1,044
Net cash (used in) provided by operating activities	(800)	909
Cash flows from investing activities
Proceeds from maturities of securities available-for-sale	—	10,000
Purchases of property and equipment	(249)	(358)
Intangible assets costs	(62)	(36)
Net (used in) provided by investing activities	(311)	9,606
Cash flows from financing activities
Taxes paid for net share settlement of performance and restricted stock units	(1,115)	(1,160)
Proceeds from exercise of common stock options	1,296	172
Net cash provided by (used in) financing activities	181	(988)
Net (decrease) increase in cash and cash equivalents	(930)	9,527
Cash and cash equivalents – beginning of period	47,855	22,770
Cash and cash equivalents – end of period	$46,925	$32,297

Supplemental cash flow disclosure
Cash paid for taxes	$13	$311
Capital expenditures incurred but not yet paid	$133	$155

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

Our business is affected by seasonality. In the first quarter of each year, when most patients have started a new insurance year and have not yet met their annual out-of-pocket payment obligations, we experience substantially reduced demand for our products. We typically experience higher revenue in the third and fourth quarters of the year when patients have met their annual insurance deductibles, thereby reducing their out-of-pocket costs for our products, and because patients desire to exhaust their flexible spending accounts at year end. This seasonality applies only to purchases and rentals of our products by patients covered by commercial insurance and is not relevant to Medicare, Medicaid or the Veterans Administration, as those payers either do not have plans that have declining deductibles over the course of the plan year and/or do not have plans that include patient deductibles for purchases or rentals of our products. Further, seasonality trends in 2021 may be significantly different than in prior years as a result of the COVID-19 pandemic and related impacts.

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

The results for the three months ended March 31, 2021, are not necessarily indicative of results to be expected for the year ending December 31, 2021, or for any other interim period or for any future year. The condensed consolidated interim financial statements should be read in conjunction with the audited financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2020.

Principles of Consolidation

The accompanying unaudited condensed consolidated financial statements include the accounts of Tactile Systems Technology, Inc. and its wholly owned subsidiary, Swelling Solutions, Inc. All intercompany balances and transactions have been eliminated in consolidation.

Risks and Uncertainties

Coronavirus (COVID-19)

The United States economy in general and our business specifically have been negatively affected by the COVID-19 pandemic. We have seen adverse impacts as it relates to the decline in the number of patients that healthcare facilities and clinics are able to treat due to enhanced safety protocols. There are no reliable estimates of how long the pandemic will last or how many people are likely to be affected by it.  For that reason, we are unable to reasonably estimate the long-term impact of the pandemic on our business at this time. Since the onset of COVID-19, we have remained proactive to ensure we continue to adapt to the needs of our employees, clinicians and patients.

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

Comprehensive Loss

Comprehensive loss reflects the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. Our comprehensive loss represents net loss adjusted for unrealized gains and losses on available-for-sale marketable securities and the related taxes.

Note 3. Summary of Significant Accounting Policies

Significant Accounting Policies

There were no material changes in our significant accounting policies during the three months ended March 31, 2021. See Note 3 – “Summary of Significant Accounting Policies” to the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2020, for information regarding our significant accounting policies.

Recently Adopted Accounting Pronouncements

In December 2019, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2019-12, “Income Taxes (Topic 740) — Simplifying the Accounting for Income Taxes” (“ASU 2019-12”), which is intended to simplify various aspects of the accounting for income taxes. ASU 2019-12 removes certain exceptions to the general principles in Topic 740 and also clarifies and amends existing guidance to improve consistent application. We adopted ASU 2019-12 as of January 1, 2021, and it did not have an impact on the condensed consolidated financial statements.

Note 4. Marketable Securities

There were no investments in marketable securities at March 31, 2021 and December 31, 2020.

There were no net pre-tax unrealized gains for marketable securities at March 31, 2021. There were no sales of marketable securities during the three months ended March 31, 2021.

There were no marketable securities in an unrealized loss position at March 31, 2021 and December 31, 2020.

Note 5. Inventories

Inventories consisted of the following:

(In thousands)	At March 31, 2021	At December 31, 2020
Finished goods	$10,169	$7,129
Component parts and work-in-process	11,873	11,434
Total inventories	$22,042	$18,563

Note 6. Intangible Assets

Our patents and other intangible assets are summarized as follows:

	Weighted-	At March 31, 2021
	Average	Gross
	Amortization	Carrying	Accumulated	Net
(In thousands)	Period	Amount	Amortization	Amount
Patents	11 years	$413	$74	$339
Defensive intangible assets	4 years	1,125	464	661
Customer accounts	2 years	125	70	55
Total amortizable intangible assets		1,663	608	1,055
Patents pending		628	—	628
Total intangible assets		$2,291	$608	$1,683

	Weighted-	At December 31, 2020
	Average	Gross
	Amortization	Carrying	Accumulated	Net
(In thousands)	Period	Amount	Amortization	Amount
Patents	11 years	$413	$65	$348
Defensive intangible assets	4 years	1,125	421	704
Customer accounts	2 years	125	63	62
Total amortizable intangible assets		1,663	549	1,114
Patents pending		566	—	566
Total intangible assets		$2,229	$549	$1,680

Amortization expense was $0.1 million for each of the three months ended March 31, 2021 and 2020. Future amortization expenses are expected as follows:

(In thousands)
2021 (April 1 - December 31)	$177
2022	236
2023	205
2024	184
2025	94
Thereafter	159
Total	$1,055

Note 7. Accrued Expenses

Accrued expenses consisted of the following:

(In thousands)	At March 31, 2021	At December 31, 2020
Warranty	$1,610	$1,606
Legal and consulting	373	882
In-transit inventory	422	634
Travel and business	314	545
Sales and use tax	164	193
Clinical studies	86	67
Other	258	496
Total	$3,227	$4,423

Note 8. Warranty Reserves

The activity in the warranty reserve during and as of the end of the reporting periods presented was as follows:

	Three Months Ended
	March 31,
(In thousands)	2021	2020
Beginning balance	$4,841	$3,759
Warranty provision	612	905
Processed warranty claims	(584)	(422)
Ending balance	$4,869	$4,242

Accrued warranty reserve, current	$1,610	$1,358
Accrued warranty reserve, non-current	3,259	2,884
Total accrued warranty reserve	$4,869	$4,242

Note 9. Credit Agreement

On August 3, 2018, we entered into a credit agreement with Wells Fargo Bank, National Association, which was amended by a First Amendment dated February 12, 2019, a Waiver and Second Amendment dated March 25, 2019, and a Third Amendment dated August 2, 2019 (collectively, the “2018 Credit Agreement”), which expires on August 3, 2021.

The 2018 Credit Agreement provides for a $10.0 million revolving credit facility. Subject to satisfaction of certain conditions, we may increase the amount of the revolving loans available under the 2018 Credit Agreement and/or add one or more term loan facilities in an amount not to exceed an incremental $25.0 million in the aggregate, such that the total aggregate principal amount of loans available under the 2018 Credit Agreement (including under the revolving credit facility) does not exceed $35.0 million. As of March 31, 2021, and the date on which we filed this report, we did not have any outstanding borrowings under the 2018 Credit Agreement.

Our obligations under the 2018 Credit Agreement are secured by a security interest in substantially all of our and our subsidiaries’ assets and are also guaranteed by our subsidiaries. The 2018 Credit Agreement contains a number of restrictions and covenants, including that we maintain compliance with a maximum leverage ratio and a minimum liquidity covenant. As of March 31, 2021, we were in compliance with all financial covenants under the 2018 Credit Agreement.

On April 30, 2021, we entered into an Amended and Restated Credit Agreement (the “Restated Credit Agreement”) with Wells Fargo Bank, National Association. The Restated Credit Agreement amends and restates in its entirety the 2018 Credit Agreement. For additional information on the Restated Credit Agreement, see Note 16 – “Subsequent Event”.

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

Buildings

We lease certain office and warehouse space at various locations in the United States where we provide services. These leases are typically greater than one year with fixed, escalating rents over the noncancelable terms and, therefore, ROU operating lease assets and operating lease liabilities are recorded on the Condensed Consolidated Balance Sheet, with rent expense to be recognized on a straight-line basis over the term of the lease. The remaining lease terms vary from approximately one to ten years as of March 31, 2021.

We entered into a lease (“initial lease”) in October 2018, for approximately 80,000 square feet of office space for our new corporate headquarters in Minneapolis, Minnesota. In December 2018, we amended the initial lease to add approximately 29,000 square feet of additional office space, which is accounted for as a separate lease (“second lease”) in accordance with ASU No. 2016-02, “Leases” (Topic 842) (“ASC 842”). In December 2019, we further amended the lease which extended the expiration date of the initial lease, extended the expiration date of and added approximately 4,000 square feet to the second lease, as well as added approximately 37,000 square feet of additional office space, accounted for as a separate lease (“third lease”) in accordance with ASC 842. The portion of the space covered under the initial lease was placed in service in September 2019. This portion was recognized as an operating lease and included in the ROU operating lease assets and operating lease liabilities on the Condensed Consolidated Balance Sheets. The portion of the space covered under the second lease commenced on September 1, 2020. Finally, the portion of the space covered under the third lease is expected to be occupied and commence in the second half of 2021.

Vehicles

We lease vehicles for certain members of our field sales organization under a vehicle fleet program whereby the initial, noncancelable lease is for a term of 367 days, thus more than one year. Subsequent to the initial term, the lease becomes a month-to-month, cancelable lease. As of March 31, 2021, we had approximately 50 vehicles with agreements within the initial, noncancelable lease term that are recorded as ROU operating lease assets and operating lease liabilities. In addition to monthly rental fees specific to the vehicle, there are fixed monthly nonlease components that have been included in the ROU operating lease assets and operating lease liabilities. The nonlease components are not significant.

Computer and Office Equipment

We also have operating lease agreements for certain computer and office equipment. The remaining lease terms as of March 31, 2021, ranged from less than one year to approximately five years with fixed monthly payments that are included in the ROU operating lease assets and operating lease liabilities. The leases provide an option to purchase the related equipment at fair market value at the end of the lease. The leases will automatically renew as a month-to-month rental at the end of the lease if the equipment is not purchased or returned.

Lease Position, Undiscounted Cash Flow and Supplemental Information

The table below presents information related to our ROU operating lease assets and operating lease liabilities that we have recorded:

(In thousands)	At March 31, 2021	At December 31, 2020
Right of use operating lease assets	$19,565	$20,132

Operating lease liabilities:
Current	$1,966	$2,006
Non-current	18,910	19,388
Total	$20,876	$21,394

Operating leases:
Weighted average remaining lease term	9.2 years	9.4 years
Weighted average discount rate	4.4%	4.4%

	Three Months Ended March 31,
	2021	2020
Supplemental cash flow information for our operating leases:
Cash paid for operating lease liabilities	$789	$463
Non-cash right of use assets obtained in exchange for new operating lease obligations	$124	$295

The table below reconciles the undiscounted cash flows under the operating lease liabilities recorded on the Condensed Consolidated Balance Sheet for the periods presented:

(In thousands)
2021 (April 1 - December 31)	$2,171
2022	2,598
2023	2,612
2024	2,581
2025	2,660
Thereafter	12,692
Total minimum lease payments	25,314
Less: Amount of lease payments representing interest	(4,438)
Present value of future minimum lease payments	20,876
Less: Current obligations under operating lease liabilities	(1,966)
Non-current obligations under operating lease liabilities	$18,910

As of March 31, 2021, we have additional lease commitments of $7.1 million related to amendments to existing building leases that have not yet commenced. As the lessee we are involved in providing guidance to the lessor for related improvements, however these improvements are managed and owned by the lessor.

Operating lease costs were $0.8 million and $0.7 million for the three months ended March 31, 2021 and 2020, respectively.

Major Vendors

We had purchases from two vendors that accounted for 33% of our total purchases for the three months ended March 31, 2021, and from two vendors that accounted for 32% of our total purchases for the three months ended March 31, 2020.

Purchase Commitments

We issued purchase orders prior to March 31, 2021, totaling $19.8 million for goods that we expect to receive within the next year.

Retirement Plan

We maintain a 401(k) retirement plan for our employees in which eligible employees can contribute a percentage of their pre-tax compensation. We recorded an expense related to our discretionary contributions to the 401(k) plan of $0.3 million and $0.1 million for the three months ended March 31, 2021 and 2020, respectively.

Legal Proceedings

From time to time, we are subject to various claims and legal proceedings arising in the ordinary course of business. Regardless of outcome, litigation can have an adverse impact on us because of defense and settlement costs, diversion of management resources, and other factors.

On February 13, 2019, we were served with a sealed amended complaint venued in the United States District Court for the Southern District of Texas, Houston Division, captioned United States ex rel Veterans First Medical Supply, LLC vs. Tactile Medical Systems Technology, Inc., Case No. 18-2871, which had been filed on January 23, 2019. The complaint is a qui tam action on behalf of the United States brought by one of our competitors. The United States has declined to intervene in this action. The complaint alleges that we violated the Federal Anti-Kickback Statute and the Federal False Claims Act, claiming that we submitted false claims and made false statements in connection with the Medicare and Medicaid programs, and that we engaged in unlawful retaliation in violation of the Federal False Claims Act. The complaint seeks damages, statutory penalties, attorneys’ fees, treble damages and costs. We filed a motion to dismiss on April 5, 2019. This motion was denied on February 21, 2020. On March 6, 2020, we filed our answer to the complaint and asserted counterclaims. On May 7, 2020, the plaintiff filed a motion to dismiss our counterclaims. On September 8, 2020, we filed a motion for Partial Summary Judgment. On January 2, 2021, the plaintiff filed a motion for Partial Summary Judgment. These motions were decided on March 29, 2021, wherein the court denied plaintiff’s motion to dismiss our counterclaims; granted our motion for Partial Summary Judgment and dismissed Counts I (standalone/direct violation of the Federal Anti-Kickback Statute) and III (violation of the retaliation provision of the Federal False Claims Act) of the complaint; and denied plaintiff’s motion for Partial Summary Judgment.  As a result, the remaining allegations consist of those in Count II (violations of the Federal False Claims Act) of the complaint. We believe the plaintiff’s remaining allegations are without merit and we intend to continue to vigorously defend against the lawsuit.

We and certain of our present or former officers were sued in a purported securities class action lawsuit that was filed in the United States District Court for the District of Minnesota on September 29, 2020, and that is pending under the caption Brian Mart v. Tactile Systems Technology, Inc., et al., File No. 0:20-cv-02074-NEB-BRT. On April 19, 2021, the plaintiff filed an Amended Complaint against us and eight of our present and former officers and directors. Plaintiff seeks to represent a class consisting of investors who purchased our common stock in the market during the time period from May 7, 2018 through June 8, 2020 (“alleged class period”). The Amended Complaint alleges the following claims under the Securities Exchange Act of 1934, as amended (the “Exchange Act”): (1) that we and certain officer defendants made materially false or misleading public statements about our business, operational and compliance policies, and results during the alleged class period in violation of Section 10(b) of the Exchange Act; (2) that we and the individual defendants engaged in a scheme to defraud investors  in order to allow the individual defendants to sell our stock in violation of Section 10(b) of the Exchange Act; (3) that the individual defendants engaged in improper insider trading of our stock in violation of Section 20A of the Exchange Act; and (4) that we and the individual defendants are liable under

Section 20(a) of the Exchange Act because each defendant is a controlling person. Defendants’ response to the Amended Complaint is due on June 18, 2021. We intend to move to dismiss the action.

Note 11. Stockholders' Equity

Stock-Based Compensation

Our 2016 Equity Incentive Plan (the “2016 Plan”) authorizes us to grant stock options, stock appreciation rights, restricted stock, stock units and other stock-based awards to employees, non-employee directors and certain consultants and advisors. There were up to 4,800,000 shares of our common stock initially reserved for issuance pursuant to the 2016 Plan. The 2016 Plan provides that the number of shares reserved and available for issuance under the 2016 Plan will automatically increase annually on January 1 of each calendar year, commencing in 2017 and ending on and including January 1, 2026, by an amount equal to the lesser of: (a) 5% of the number of common shares of stock outstanding as of December 31 of the immediately preceding calendar year, or (b) 2,500,000 shares; provided, however, that our Board of Directors may determine that any annual increase be a lesser number. In addition, all awards granted under our 2007 Omnibus Stock Plan and our 2003 Stock Option Plan that were outstanding when the 2016 Plan became effective and that are forfeited, expired, cancelled, settled for cash or otherwise not issued, will become available for issuance under the 2016 Plan. Pursuant to the automatic increase feature of the 2016 Plan, 972,591 and 952,697 shares were added as available for issuance thereunder on January 1, 2021 and 2020, respectively. As of March 31, 2021, 6,345,847 shares were available for future grant pursuant to the 2016 Plan.

Upon adoption and approval of the 2016 Plan, all of our previous equity incentive compensation plans were terminated. However, existing awards under those plans continue to vest in accordance with the original vesting schedules and will expire at the end of their original terms.

In the second fiscal quarter of 2020, our Board of Directors appointed a new President and Chief Executive Officer (“CEO”), effective June 8, 2020. In conjunction with the acceptance of the written offer, our CEO received both restricted stock units and stock option awards under our 2016 Plan during the third fiscal quarter of 2020 and the stock options have a seven year term. A portion of the awards will vest on June 30, 2021, with the remaining portion of the awards vesting over a period of three years from the date of grant. Further, all of the stock options included in these awards required that our stock price exceeded $40.15 for 20 consecutive trading days during the term of the option in order to vest, which was met in the first quarter of 2021. The fair value of stock options subject to the market condition was estimated, at the date of grant, using the Monte Carlo Simulation model.

We recorded stock-based compensation expense of $2.5 million and $2.7 million for the three months ended March 31, 2021 and 2020, respectively. This expense was allocated as follows:

	Three Months Ended
	March 31,
(In thousands)	2021	2020
Cost of revenue	$111	$82
Sales and marketing expenses	978	1,246
Research and development expenses	97	88
Reimbursement, general and administrative expenses	1,271	1,312
Total stock-based compensation expense	$2,457	$2,728

Stock Options

Stock options issued to participants other than non-employees typically vest over three or four years and typically have a contractual term of seven or ten years. Stock-based compensation expense included in the Condensed Consolidated Statements of Operations for stock options was $1.2 million and $0.9 million for the three months ended March 31, 2021 and 2020, respectively. At March 31, 2021, there was approximately $8.8 million of total unrecognized pre-tax stock option expense under our equity compensation plans, which is expected to be recognized on a straight-line basis over a weighted-average period of 2.1 years.

Our stock option activity for the three months ended March 31, 2021, was as follows:

		Weighted-	Weighted-
		Average	Average	Aggregate
	Options	Exercise Price	Remaining	Intrinsic
(In thousands except options and per share data)	Outstanding	Per Share (1)	Contractual Life	Value (2)
Balance at December 31, 2020	1,039,709	$36.43	5.6 years	$13,381
Granted	132,606	$51.60
Exercised	(53,967)	$24.00		$1,516
Forfeited	(10,866)	$46.28
Cancelled/Expired	(5,982)	$46.18
Balance at March 31, 2021	1,101,500	$38.72	5.6 years	$18,893

Options exercisable at March 31, 2021	546,067	$30.27	4.7 years	$14,229

(1)	The exercise price of each option granted during the period shown was equal to the market price of the underlying stock on the date of grant.
(2)	The aggregate intrinsic value of options exercised represents the difference between the exercise price of the option and the closing stock price of our common stock on the date of exercise. The aggregate intrinsic value of options outstanding represents the difference between the exercise price of the option and the closing stock price of our common stock on the last trading day of the period.

Options exercisable of 529,219 as of March 31, 2020, had a weighted-average exercise price of $17.88 per share.

Time-Based Restricted Stock Units

We have granted time-based restricted stock units to certain participants under the 2016 Plan that are stock-settled with common shares. Time-based restricted stock units granted under the 2016 Plan vest over one to three years. Stock-based compensation expense included in the Condensed Consolidated Statements of Operations for time-based restricted stock units was $1.3 million and $1.2 million for the three months ended March 31, 2021 and 2020, respectively. As of March 31, 2021, there was approximately $7.9 million of total unrecognized pre-tax compensation expense related to outstanding time-based restricted stock units that is expected to be recognized over a weighted-average period of 2.1 years.

Our time-based restricted stock unit activity for the three months ended March 31, 2021, was as follows:

		Weighted-
		Average Grant	Aggregate
	Units	Date Fair Value	Intrinsic
(In thousands except unit and per unit data)	Outstanding	Per Unit	Value (1)
Balance at December 31, 2020	211,469	$48.29	$9,503
Granted	48,893	$51.60
Vested	(61,682)	$49.49
Cancelled	(3,382)	$54.25
Balance at March 31, 2021	195,298	$48.63	$10,642

Deferred and unissued at March 31, 2021(2)	6,469	$38.94	$352

(1)	The aggregate intrinsic value of restricted stock units outstanding was based on our closing stock price on the last trading day of the period.
(2)	For the three months ended March 31, 2021, there were no restricted stock units granted to non-employee directors in lieu of their quarterly cash retainer payments. As of March 31, 2021, there were 6,469 outstanding restricted stock units that had been previously granted to non-employee directors in lieu of their quarterly cash retainer payments.

Performance-Based Restricted Stock Units

We have granted performance-based restricted stock units (“PSUs”) to certain participants under the 2016 Plan. These PSUs have both performance-based and time-based vesting features. The PSUs granted in

2018 were earned to the extent performance goals based on revenue and adjusted EBITDA were achieved in 2019. The PSUs granted in 2019 would have been earned to the extent performance goals based on revenue and adjusted EBITDA were achieved in 2020, but none were so earned. The PSUs granted in 2020 will be earned if and to the extent performance goals based on revenue and adjusted EBITDA are achieved in 2021. The PSUs granted in 2021 will be earned if and to the extent performance goals based on revenue and adjusted EBITDA are achieved in 2022. The number of PSUs earned will depend on the level at which the performance targets are achieved and can range from 50% of target if the minimum performance threshold is achieved and up to 150% of target if maximum performance is achieved. One-third of the earned PSUs will vest on the date the Compensation and Organization Committee certifies the number of PSUs earned, and the remaining two-thirds of the earned PSUs will vest on the first anniversary of that certification date. All earned and vested PSUs will be settled in shares of common stock.

Stock-based compensation expense recognized for PSUs was a benefit of $0.3 million and an expense of $0.4 million for the three months ended March 31, 2021 and 2020, respectively. The stock-based compensation benefit for the three months ended March 31, 2021 reflected a $0.5 million benefit due to a change in the estimated payout associated with PSUs granted in 2020 being below the minimum performance target threshold level, as defined, partially offset by an expense of $0.2 million related to the PSUs granted in 2018 and 2021. As of March 31, 2021, there was approximately $1.8 million of total unrecognized pre-tax compensation expense related to outstanding PSUs that is expected to be recognized over a weighted average period of 2.9 years.

Our performance-based restricted stock unit activity for the three months ended March 31, 2021, was as follows:

	Performance-	Weighted-
	Based	Average Grant	Aggregate
	Units	Date Fair Value	Intrinsic
(In thousands except unit and per unit data)	Outstanding	Per Unit	Value (1)
Balance at December 31, 2020	79,303	$47.83	$3,564
Granted	35,929	$51.60
Vested	(34,159)	$33.98
Cancelled	(19,032)	$69.17
Balance at March 31, 2021	62,041	$51.10	$3,381

(1)	The aggregate intrinsic value of performance-based restricted stock units outstanding was based on our closing stock price on the last trading day of the period.

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

A total of 1,600,000 shares of common stock was initially reserved for issuance under the ESPP. This share reserve will automatically be supplemented each January 1, commencing in 2017 and ending on and including January 1, 2026, by an amount equal to the least of (a) 1% of the shares of our common stock outstanding on the immediately preceding December 31, (b) 500,000 shares or (c) such lesser amount as our Board of Directors may determine. Pursuant to the automatic increase feature of the ESPP, 194,518 and 190,539 shares were added as available for issuance thereunder on January 1, 2021 and 2020, respectively. As of March 31, 2021, 1,782,422 shares were available for future issuance under the ESPP. We recognized stock-based compensation expense associated with the ESPP of $0.3 million and $0.2 million for the three months ended March 31, 2021 and 2020, respectively.

Note 12. Revenue

We derive our revenue from the sale and rental of our compression products to our customers in the United States. The following table presents our revenue, inclusive of sales and rental revenue, disaggregated by product categories:

	Three Months Ended
	March 31,
(In thousands)	2021	2020
Revenue
Flexitouch system	$37,437	$38,586
Other products(1)	5,335	5,089
Total	$42,772	$43,675

Percentage of total revenue
Flexitouch system	88%	88%
Other products(1)	12%	12%
Total	100%	100%

(1)	The “other products” line primarily includes revenue from our Entre system. The Actitouch system and the Airwear wrap contributed immaterial amounts of revenue for each of the three months ended March 31, 2021 and 2020.

Rental revenue for the three months ended March 31, 2021 and 2020, was primarily from private insurers. Our revenue from third-party payers, inclusive of sales and rental revenue, for the three months ended March 31, 2021 and 2020, are summarized in the following table:

	Three Months Ended
	March 31,
(In thousands)	2021	2020
Private insurers and other payers	$28,283	$30,237
Veterans Administration	5,846	7,058
Medicare	8,643	6,380
Total	$42,772	$43,675

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

Sales-type lease revenue and the associated cost of revenue for the three months ended March 31, 2021 and 2020, was:

	Three Months Ended March 31,
(In thousands)	2021	2020
Sales-type lease revenue	$6,647	$6,052
Cost of sales-type lease revenue	1,851	1,680
Gross profit	$4,796	$4,372

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

The effective tax rate for the three months ended March 31, 2021 was a benefit of 44.7%, compared to a benefit of 68.8% for the three months ended March 31, 2020. The primary drivers of the change in our effective tax rate is attributable to a change in the deductibility of business meals to 100% in 2021 from 50% in 2020. We also recorded additional tax benefit in the first quarter of 2020 related to a tax refund for a net  operating loss carryback claim. We recorded an income tax benefit of $1.8 million and a benefit of $2.9 million for the three months ended March 31, 2021 and 2020, respectively.

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

Note 14. Net Loss Per Share

The following table sets forth the computation of our basic and diluted net loss per share:

	Three Months Ended
	March 31,
(In thousands, except share and per share data)	2021	2020
Net loss	$(2,266)	$(1,307)
Weighted-average shares outstanding	19,545,558	19,173,580
Dilutive effect of stock-based awards	—	—
Weighted-average shares used to compute diluted net loss per share	19,545,558	19,173,580
Net loss per share - Basic	$(0.12)	$(0.07)
Net loss per share - Diluted	$(0.12)	$(0.07)

The following common stock equivalents were excluded from the computation of diluted net loss per share for the periods presented because including them would have been anti-dilutive:

	Three Months Ended
	March 31,
	2021	2020
Restricted stock units	201,767	237,709
Common stock options	1,101,500	1,071,148
Performance stock units	62,041	123,212
Employee stock purchase plan	41,278	44,607
Total	1,406,586	1,476,676

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

The following provides information regarding fair value measurements for our cash equivalents as of March 31, 2021, and December 31, 2020, according to the three-level fair value hierarchy:

At March 31, 2021
Quoted Prices
	in Active	Significant
	Markets for	Other	Significant
	Identical	Observable	Unobservable
	Assets	Inputs	Inputs
(In thousands)	(Level 1)	(Level 2)	(Level 3)	Total
Recurring Fair Value Measurements:
Money market mutual funds	$16,189	$—	$—	$16,189
Total	$16,189	$—	$—	$16,189

At December 31, 2020
Quoted Prices
	in Active	Significant
	Markets for	Other	Significant
	Identical	Observable	Unobservable
	Assets	Inputs	Inputs
(In thousands)	(Level 1)	(Level 2)	(Level 3)	Total
Recurring Fair Value Measurements:
Money market mutual funds	$16,188	$—	$—	$16,188
Total	$16,188	$—	$—	$16,188

During the three months ended March 31, 2021, there were no transfers within the three-level hierarchy. A significant transfer is recognized when the inputs used to value a security have been changed, which merits a transfer between the disclosed levels of the valuation hierarchy.

The fair value of our money market mutual funds is determined based on valuations provided by external investment managers who obtain them from a variety of industry standard data providers.

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

Note 16. Subsequent Event

On April 30, 2021, we entered into the Restated Credit Agreement with the lenders from time to time party thereto, and Wells Fargo Bank, National Association, as Administrative Agent. The Restated Credit Agreement amends and restates in its entirety the 2018 Credit Agreement.

The Restated Credit Agreement provides for a $25 million revolving credit facility. The revolving credit facility matures on April 30, 2024. Subject to satisfaction of certain conditions, we may increase the amount of the revolving loans available under the Restated Credit Agreement and/or add one or more term loan facilities in an amount not to exceed $30 million in the aggregate, such that the total aggregate principal amount of loans available under the Restated Credit Agreement (including under the revolving credit facility) does not exceed $55 million.

Amounts drawn under the revolving credit facility will bear interest, at our option, at a rate equal to (a) the highest of (i) the prime rate, (ii) the federal funds rate plus 0.50% and (iii) LIBOR for an interest period of one month plus 1% (the “Base Rate”) plus an applicable margin or (b) LIBOR plus the applicable margin. The applicable margin is 0.65% to 1.40% on loans bearing interest at the Base Rate and 1.65% to 2.40% on loans bearing interest at LIBOR, in each case depending on our consolidated total leverage ratio. Undrawn portions of the revolving credit facility are subject to an unused line fee at a rate per annum from 0.300% to 0.375%, depending on our consolidated total leverage ratio.

Our obligations under the Restated Credit Agreement are secured by a security interest in substantially all of our assets and those of our subsidiaries and will also be guaranteed by our subsidiaries.

The Restated Credit Agreement limits our ability to make capital expenditures during a fiscal year in excess of the amounts set forth in the Restated Credit Agreement, and requires that we (i) not permit, as of the last day of each fiscal quarter, our consolidated total leverage ratio to exceed 3.00 to 1.00  and (ii) maintain minimum cash and cash equivalents, measured on the last day of each fiscal quarter, of not less than $5 million.

The Restated Credit Agreement also contains certain other restrictions and covenants, which, among other things, restrict our ability to acquire or merge with another entity, dispose of our assets, make investments, loans or guarantees, incur additional indebtedness, create liens or other encumbrances, or pay dividends or make other distributions.

Amounts due under the Restated Credit Agreement may be accelerated upon an Event of Default (as defined in the Restated Credit Agreement), such as breach of a representation, covenant or agreement of ours, defaults with respect to certain of our other material indebtedness or the occurrence of bankruptcy if not otherwise waived or cured.

We may use the proceeds from advances under the revolving credit facility (i) to finance capital expenditures, (ii) to pay fees, commissions and expenses in connection with the Restated Credit Agreement and (iii) for working capital and general corporate purposes.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the condensed consolidated financial statements and the accompanying notes thereto included elsewhere in this report.

Coronavirus (COVID-19)

The United States economy in general and our business specifically have been negatively affected by the COVID-19 pandemic. We have seen adverse impacts as it relates to the decline in the number of patients that healthcare facilities and clinics are able to treat due to enhanced safety protocols. There are no reliable estimates of how long the pandemic will last or how many people are likely to be affected by it.  For that reason, we are unable to reasonably estimate the long-term impact of the pandemic on our business at this time. Since the onset of COVID-19, we have remained proactive to ensure we continue to adapt to the needs of our employees, clinicians and patients. These changes to our business include, but are not limited to:

●	Initially modifying our operations with the primary focus on keeping our employees safe while continuing to serve our clinicians and patients. As an essential business under federal guidelines, we continued to manufacture product and implemented multiple, smaller rotational shifts and other best practices to help protect the health and safety of our workforce. More recently, however, we have migrated closer to our pre-COVID work shifts, implementing more stringent safety measures including mandatory use of face masks, social distancing and temperature checks for our employees.
●	Incorporating remote and flexible work arrangements for employees whenever possible, including real-time, online training of our new sales representatives. In addition, with the increase in the rollout of vaccines and evolving CDC guidance, we have begun to develop our long-term in-office and remote work strategy with the goal of launching it in the second half of 2021.
●	Loosening employee travel restrictions in alignment with the opening of healthcare facilities and clinics while also continuing to maintain social distancing contact restrictions to reduce exposure.
●	Continuing to collaborate with payers to modify coverage requirements to allow us to serve patients virtually.
●	Utilizing a mix of employee trainers and independent healthcare practitioners to educate patients on the proper use of our solutions virtually or in-person, as required. This is a transition from our initial response to the COVID-19 social distancing requirements and recommendations, which required we initially move to a “no contact” virtual patient training model to substantially reduce the need for in-person contact and visits to patients’ homes and clinics in order to protect the health and limit the exposure of both our trainers and patients.
●	Continuing to host large virtual medical education programs, in place of formerly in-person meetings.
●	Supporting clinicians and patients by using rigorous infection control practices when in-person visits are required.

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

Our current products are the Flexitouch system and Entre system. A predecessor to our Flexitouch system received 510(k) clearance from the U.S. Food and Drug Administration (the “FDA”) in July 2002, and we introduced the system to address the many limitations of self-administered home-based manual lymphatic drainage therapy. We began selling our more advanced Flexitouch system after receiving 510(k) clearance from the FDA in October 2006. In September 2016, we received 510(k) clearance from the FDA for the Flexitouch system in treating lymphedema of the head and neck. In June 2017, we announced that we received 510(k) clearance from the FDA for the Flexitouch Plus, the third-generation version of our Flexitouch system. In December  2020, we received 510(k) clearance for two new indications for our Flexitouch Plus system: phlebolymphedema and lipedema. We derive the vast majority of our revenue from our Flexitouch system. Sales and rentals of our Flexitouch system represented 88% of our revenue in each of the three months ended March 31, 2021 and 2020.

We introduced our Entre system in the United States in February 2013. The Entre system is sold or rented to patients who need a simple pump or who do not yet qualify for insurance reimbursement for an advanced compression device such as our Flexitouch system. For each of the three months ended March 31, 2021 and 2020, sales and rentals of our Entre system represented 12% of our revenue.

In October 2018, we licensed, from Sun Scientific, Inc., the intellectual property rights related to the Airwear Gradient Compression Wrap, or the Airwear wrap, in the United States and Canada, for use in all medical applications, including but not limited to swelling/edema and ulcers (including lymphedema and chronic venous insufficiency conditions), but excluding the use of the intellectual property in the field of prophylaxis for deep vein thrombosis. In the second quarter of 2020, we reevaluated the Airwear wrap go-to market plan, and determined to focus our strategy on more advanced solutions within our core, long-standing Flexitouch and Entre franchises. Accordingly, we made the strategic decision to discontinue the Airwear wrap in the second quarter of 2020. Due to the planned discontinuation of the product line, we recorded a $4.0 million non-cash impairment charge to fully write-off the inventory and long-lived assets of the Airwear wrap in the quarter ended June 30, 2020. Further, effective July 31, 2020, Sun Scientific, Inc. terminated the license agreement with us related to the Airwear wrap. See Note 8 - “Intangible Assets” to the consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2020 for more information regarding this impairment charge and discontinuation.

To support the growth of our business, we invest heavily in our commercial infrastructure, consisting of our direct sales force, training resources, reimbursement capabilities and clinical expertise. We market our products in the United States using a direct-to-patient and -provider model. Our field commercial team consists of our direct sales force and a team of Field Support Specialists. Our collective field commercial team has grown to over 295 employees as of March 31, 2021, compared to 285 employees as of December 31, 2020. This model allows us to directly approach patients and clinicians, whereby we disintermediate the traditional durable medical equipment channel, allowing us to capture both the manufacturer and distributor margins.

In the first quarter of 2021, we began to utilize a mix of employee trainers and independent healthcare practitioners to educate patients on the proper use of our solutions virtually or in-person, as required. This is a transition from our initial response to the COVID-19 social distancing requirements and recommendations, which required we initially move to a “no contact” virtual patient training model to substantially reduce the need for in-person contact and visits to patients’ homes and clinics.

As it relates to the impact of COVID-19 on our first quarter commercial processes, we continued to see a certain number of healthcare facilities and clinics with restricted access to their clinicians, reduced patient consultations and treatments, or temporary closures due to the pandemic. We also continued to see some of the restrictions loosen, in line with the applicable governmental regulations. As most of our clinician customers practice outside of a hospital, we can interact with clinicians and patients on a virtual basis, using video conferencing and other non-direct means. We expect these virtual interactions with clinicians and patients to continue into the future until the pandemic subsides, and perhaps as a best practice in the future. To that end, we plan to continue to work towards expanding our commercial organization throughout the first half of 2021 by adding to our direct sales force.

We invest substantial resources in our reimbursement function to improve operational efficiencies and enhance individual payer expertise, while continuing our strategic focus of payer development. Our payer relations function focuses on payer policy development, education,  contract negotiations, and data analysis. Our reimbursement operations function is responsible for verifying patient insurance benefits, individual patient case development, prior authorization submissions, case follow-up, and appeals when necessary. Since the onset of COVID-19, our reimbursement function has been actively working with Medicare and a broad base of private payers to understand the ever-changing reimbursement criteria being introduced. We have seen increased flexibility in coverage criteria with select payers in which they now allow the use of virtual patient interactions in place of the previously required in-person interactions. However, as these circumstances are ever-changing, the extent to which these changes will remain in place and the impact on our business in the future are not determinable at this time.

We also have a clinical team, consisting of a scientific advisory board, in-house therapists and nurses, and a medical director (part-time), that serves as a resource to clinicians and patients and guides the development of clinical evidence in support of our products. Most clinical studies require observation and interaction with clinicians and patients to monitor results and progress. Given the impact of COVID-19, patient recruitment for our clinical studies involving our products and clinical outcomes had previously been suspended in 2020. However, in the first quarter of 2021, approximately half of our clinical trial sites had resumed research activities as the healthcare provider staff are being reallocated from COVID-19 response teams or furloughs back to research activities. Study visits and new patient enrollments are gradually resuming, albeit more slowly than targeted enrollment rates.

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

For the three months ended March 31, 2021, we generated revenue of $42.8 million and had a net loss of $2.3 million, compared to revenue of $43.7 million and a net loss of $1.3 million for the three months ended March 31, 2020. Our primary sources of capital to date have been from operating income, private placements of our capital stock and capital raised in our initial public offering, which closed on August 2, 2016.

We operate in one segment for financial reporting purposes.

Results of Operations

Comparison of the Three Months Ended March 31, 2021 and 2020

The following table presents our results of operations for the periods indicated:

	Three Months Ended
	March 31,				Change
(In thousands)	2021		2020		$	%
Condensed Consolidated Statement		% of		% of
of Operations Data:		revenue		revenue
Revenue
Sales revenue	$36,125	84%	$37,623	86%	$(1,498)	(4)%
Rental revenue	6,647	16%	6,052	14%	595	10%
Total revenue	42,772	100%	43,675	100%	(903)	(2)%
Cost of revenue
Cost of sales revenue	10,691	25%	10,922	25%	(231)	(2)%
Cost of rental revenue	1,851	4%	1,680	4%	171	10%
Total cost of revenue	12,542	29%	12,602	29%	(60)	(0.5)%
Gross profit
Gross profit - sales revenue	25,434	59%	26,701	61%	(1,267)	(5)%
Gross profit - rental revenue	4,796	12%	4,372	10%	424	10%
Gross profit	30,230	71%	31,073	71%	(843)	(3)%
Operating expenses
Sales and marketing	18,785	44%	22,970	53%	(4,185)	(18)%
Research and development	1,270	3%	1,684	4%	(414)	(25)%
Reimbursement, general and administrative	14,259	33%	10,870	25%	3,389	31%
Total operating expenses	34,314	80%	35,524	82%	(1,210)	(3)%
Loss from operations	(4,084)	(9)%	(4,451)	(11)%	367	(8)%
Other (expense) income	(10)	—%	266	1%	(276)	(104)%
Loss before income taxes	(4,094)	(9)%	(4,185)	(10)%	91	(2)%
Income tax benefit	(1,828)	(4)%	(2,878)	(7)%	1,050	(36)%
Net loss	$(2,266)	(5)%	$(1,307)	(3)%	$(959)	73%

Revenue

Revenue decreased $0.9 million, or 2%, to $42.8 million in the three months ended March 31, 2021, compared to $43.7 million in the three months ended March 31, 2020. The decrease in total revenue was attributable to a decrease of $1.1 million, or 3%, in sales and rentals of the Flexitouch system, offset partially by an increase of $0.2 million, or 5%, in sales and rentals of the Entre system in the quarter ended March 31, 2021. First quarter revenue continued to be negatively impacted by COVID-19, primarily from social distancing requirements and safety protocols imposed within clinics. The decrease in first quarter revenue was partially offset by the continued expansion of our field commercial team, effective virtual educational events and an increase in the number of Medicare patients served.

Revenue from the Veterans Administration represented 14% and 16% of total revenue in the three months ended March 31, 2021 and 2020, respectively. Revenue from Medicare represented 20% and 15% of total revenue in the three months ended March 31, 2021 and 2020, respectively.

The following table summarizes our revenue by product for the three months ended March 31, 2021 and 2020, both in dollars and percentage of total revenue:

	Three Months Ended
	March 31,		Change
(In thousands)	2021	2020	$	%
Revenue
Flexitouch system	$37,437	$38,586	$(1,149)	(3)%
Other products(1)	5,335	5,089	246	5%
Total	$42,772	$43,675	$(903)	(2)%

Percentage of total revenue
Flexitouch system	88%	88%
Other products(1)	12%	12%
Total	100%	100%

(1)	The “other products” line primarily includes revenue from our Entre system. The Actitouch system and the Airwear wrap contributed immaterial amounts of revenue for each of the three months ended March 31, 2021 and 2020.

Our business is affected by seasonality. In the first quarter of each year, when most patients have started a new insurance year and have not yet met their annual out-of-pocket payment obligations, we experience substantially reduced demand for our products. We typically experience higher revenue in the third and fourth quarters of the year when patients have met their annual insurance deductibles, thereby reducing their out-of-pocket costs for our products, and because patients desire to exhaust their flexible spending accounts at year end. This seasonality applies only to purchases and rentals of our products by patients covered by commercial insurance and is not relevant to Medicare, Medicaid or the Veterans Administration, as those payers either do not have plans that have declining deductibles over the course of the plan year and/or do not have plans that include patient deductibles for purchases or rentals of our products. Further, seasonality trends in 2021 may be significantly different than in prior years as a result of the COVID-19 pandemic and related impacts.

Cost of Revenue and Gross Margin

Cost of revenue decreased $0.1 million, or 0.5%, to $12.5 million in the three months ended March 31, 2021, compared to $12.6 million in the three months ended March 31, 2020. The decrease in cost of revenue was primarily attributable to a decrease in the number of Flexitouch systems sold and rented, slightly offset by an increase in Entre system sales and rentals.

Total gross margin was 71% of revenue in each of the three months ended March 31, 2021 and 2020.

Sales and Marketing Expenses

Sales and marketing expenses decreased $4.2 million, or 18%, to $18.8 million in the three months ended March 31, 2021, compared to $23.0 million in the three months ended March 31, 2020. The decrease was primarily attributable to a $1.9 million decrease from reduced sales meetings, tradeshows and professional services, a $1.3 million reduction of our external patient training expense as a result of pivoting to more virtual patient trainings, $0.8 million of reduced travel and entertainment expense due to decreased travel activities and a $0.2 million reduction in personnel-related compensation expense.

Research and Development Expenses

Research and development (“R&D”) expenses decreased $0.4 million, or 25%, to $1.3 million in the three months ended March 31, 2021, compared to $1.7 million in the three months ended March 31, 2020, which decrease was primarily attributable to comparably lower clinical studies activity as a result of COVID-19.

Reimbursement, General and Administrative Expenses

Reimbursement, general and administrative expenses increased $3.4 million, or 31%, to $14.3 million in the three months ended March 31, 2021, compared to $10.9 million in the three months ended March 31, 2020. This increase was primarily attributable to a $2.4 million increase in occupancy costs, depreciation expense, legal and professional fees, and a $1.0 million increase in personnel-related compensation expense as a result of increased headcount in our reimbursement operations, payer relations and corporate functions.

Other Income (Expense), Net

Other income (expense), net was an expense of $10 thousand and income of $0.3 million for the three months ended March 31, 2021 and 2020, respectively. Other income (expense) was primarily impacted by interest income realized on marketable securities and the gain and loss on cost method investments.

Income Taxes

We recorded an income tax benefit of $1.8 million and $2.9 million for the three months ended March 31, 2021 and 2020, respectively. The primary driver of this change was related to the net operating loss carryback claim refund recognized in the first quarter of 2020, which did not impact the benefit in the current year’s comparable period, slightly offset by an increase in the tax deductibility of meals and entertainment related expenses.

Liquidity and Capital Resources

Cash Flows

At March 31, 2021, our principal sources of liquidity were cash and cash equivalents of $46.9 million and net accounts receivable of $40.0 million, as well as the borrowing capacity available under our 2018 Credit Agreement.

The following table summarizes our cash flows for the periods indicated:

	Three Months Ended
	March 31,
(In thousands)	2021	2020
Net cash (used in) provided by:
Operating activities	$(800)	$909
Investing activities	(311)	9,606
Financing activities	181	(988)
Net (decrease) increase in cash and cash equivalents	$(930)	$9,527

Operating Activities

Net cash used in operating activities during the three months ended March 31, 2021, was $0.8 million, resulting from a net loss of $2.3 million which was offset by non-cash net income (loss) adjustments of $1.4 million and a net decrease in operating assets and liabilities of $0.1 million. The non-cash net income (loss) adjustments consisted primarily of $2.5 million of stock-based compensation expense, $1.8 million in deferred taxes and $0.7 million of depreciation and amortization expense. The uses of cash related to changes in operating assets primarily consisted of increases in inventories of $3.5 million and net investment in leases of $0.5 million, partially offset by decreases in accounts receivable of $2.5 million and prepaid expenses and other assets of $0.4 million. The changes in operating liabilities consisted of an increase in accounts payable of $5.0 million, partially offset by decreases in accrued payroll and related taxes of $3.0 million and accrued expenses of $0.8 million.

Net cash provided by operating activities during the three months ended March 31, 2020, was $0.9 million, resulting from a net loss of $1.3 million and non-cash net income (loss) adjustments of $4.4 million, which were offset by a net increase in operating assets and liabilities of $2.2 million. The non-cash net income adjustments consisted primarily of $2.7 million of stock-based compensation expense, a $0.9 million decrease in deferred taxes and $0.7 million of depreciation and amortization expense. The uses of cash related to changes in operating assets primarily consisted of increases in the income taxes receivable of $4.2 million, inventories of $3.3 million and net investment in leases of $0.7 million, partially offset by a decrease in accounts receivable of $1.7 million. The changes in operating liabilities consisted of increases in accounts payable of $4.7 million and accrued expenses of $1.0 million, partially offset by a decrease in accrued payroll and related taxes of $1.8 million.

Investing Activities

Net cash used in investing activities during the three months ended March 31, 2021, was $0.3 million consisting of purchases of property and equipment, and patent costs.

Net cash provided by investing activities during the three months ended March 31, 2020, was $9.6 million, primarily consisting of $10.0 million in proceeds from maturities of marketable securities partially offset by $0.4 million in purchases of property and equipment.

Financing Activities

Net cash provided by financing activities during the three months ended March 31, 2021, was $0.2 million, consisting of $1.3 million in proceeds from exercise of common stock options, partially offset by $1.1 million in taxes paid for the net share settlement of performance and restricted stock units.

Net cash used in financing activities during the three months ended March 31, 2020, was $1.0 million, consisting of $1.2 million in taxes paid for the net share settlement of performance and restricted stock units, partially offset by $0.2 million in proceeds from exercise of common stock options.

Credit Agreement

On August 3, 2018, we entered into a credit agreement with Wells Fargo Bank, National Association, which was amended by a First Amendment dated February 12, 2019, a Waiver and Second Amendment dated March 25, 2019, and a Third Amendment dated August 2, 2019 (collectively, the “2018 Credit Agreement”). On April 30, 2021, we entered into an Amended and Restated Credit Agreement with the lenders from time to time party thereto, and Wells Fargo Bank, National Association, as Administrative Agent (the “Restated Credit Agreement”), which expires on April 30, 2024. The Restated Credit Agreement amends and restates in its entirety the 2018 Credit Agreement.  As of March 31, 2021, and the date on which we filed this report, we did not have any outstanding borrowings under either Credit Agreement.

The Restated Credit Agreement provides for a $25 million revolving credit facility, with the ability to increase the amount of the revolving loans available and/or add one or more term loan facilities not to exceed an incremental $30 million, subject to satisfaction of certain conditions.

Our obligations under the Restated Credit Agreement are secured by a security interest in substantially all of our and our subsidiaries’ assets and are also guaranteed by our subsidiaries. The Restated Credit Agreement contains a number of restrictions and covenants, including that we maintain compliance with a maximum leverage ratio and a minimum liquidity covenant. As of March 31, 2021, we were in compliance with all financial covenants under the 2018 Credit Agreement. For additional information on the 2018 Credit Agreement, see Note 9 – “Credit Agreement” to the condensed consolidated financial statements in this report. For additional information on the Restated Credit Agreement, see Note 16 – “Subsequent Event” to the condensed consolidated financial statements in this report.

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

Although the impact of the COVID-19 pandemic is difficult to predict, we believe our cash, cash equivalents and cash flows from operations together with the Restated Credit Agreement will be sufficient to meet our working capital and capital expenditure requirements for at least the next twelve months.

Inflation and changing prices did not have a material effect on our business during the three months ended March 31, 2021, and we do not expect that inflation or changing prices will materially affect our business for at least the next twelve months.

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

Coronavirus Aid, Relief, and Economic Security (CARES) Act

On March 27, 2020 the CARES Act was signed into law. The CARES Act is a tax-and-spending package intended to provide economic relief to address the impact of the COVID-19 pandemic. The CARES

Act includes several tax provisions that, among other things, allow businesses to carry back net operating losses (“NOLs”) arising in 2018, 2019, and 2020 to the prior five tax years. In the third quarter of 2020, we collected $2.9 million related to the carry back of our NOLs arising from these prior tax years.

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

Contractual and Commercial Commitments Summary

For a discussion on our contractual and commercial commitments, see “Contractual and Commercial Commitments Summary,” included in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2020. There have been no material changes since December 31, 2020.

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

Critical Accounting Policies and Estimates

A “critical accounting policy” is one that is both important to the portrayal of our financial condition and results and requires management’s most subjective or complex judgments, often as a result of the need to make estimates about the effect of items that are inherently uncertain. For additional information, please see the discussion of our significant accounting policies under “Critical Accounting Policies and Significant Estimates” in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2020.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

For a discussion on our market risks, see Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” included in our Annual Report on Form 10-K for the year ended December 31, 2020.  There have been no material changes since December 31, 2020.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2021. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 31, 2021, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, that occurred during the quarter ended March 31, 2021, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

Information pertaining to certain legal proceedings in which we are involved can be found in Note 10 – “Commitments and Contingencies” to our condensed consolidated financial statements included in Part I, Item 1 of this report and is incorporated herein by reference.

Item 1A. Risk Factors.

In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the factors discussed in “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2020, which could materially affect our business, financial condition or future results. There have been no material changes in our risk factors from those disclosed in that report.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Recent Sales of Unregistered Securities

(a)	Issuances of Preferred Stock

None.

(b)	Issuances of Common Stock

None.

Item 3. Defaults Upon Senior Securities.

Not applicable.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Because we are filing this Quarterly Report on Form 10-Q within four business days after the triggering event, we are making the following disclosure under this Item 5 instead of filing a Current Report on Form 8-K under Item 1.01, Entry into a Material Definitive Agreement and Item 2.03, Creation of a Direct Financial Obligation or an Obligation under an Off-Balance Sheet Arrangement of a Registrant:

On April 30, 2021, we entered into an Amended and Restated Credit Agreement (the “Restated Credit Agreement”) with the lenders from time to time party thereto, and Wells Fargo Bank, National Association, as Administrative Agent. The Restated Credit Agreement amends and restates in its entirety our Credit Agreement, dated as of August 3, 2018, with Wells Fargo Bank, National Association, and the lenders party thereto, which was amended by a First Amendment dated February 12, 2019, a Waiver and Second Amendment dated March 25, 2019, and a Third Amendment dated August 2, 2019 (collectively, the “2018 Credit Agreement”).  As of the date we entered into the Restated Credit Agreement, there were no borrowings outstanding under the 2018 Credit Agreement.

The Restated Credit Agreement provides for a $25 million revolving credit facility. The revolving credit facility matures on April 30, 2024. Subject to satisfaction of certain conditions, we may increase the amount of the revolving loans available under the Restated Credit Agreement and/or add one or more term loan facilities in an amount not to exceed $30 million in the aggregate, such that the total aggregate principal amount of loans available under the Restated Credit Agreement (including under the revolving credit facility) does not exceed $55 million.

Amounts drawn under the revolving credit facility under the Restated Credit Agreement will bear interest, at our option, at a rate equal to (a) the highest of (i) the prime rate, (ii) the federal funds rate plus 0.50% and (iii) LIBOR for an interest period of one month plus 1% (the “Base Rate”) plus an applicable margin or (b) LIBOR plus the applicable margin. The applicable margin is 0.65% to 1.40% on loans bearing interest at the Base Rate and 1.65% to 2.40% on loans bearing interest at LIBOR, in each case depending on our consolidated total leverage ratio. Undrawn portions of the revolving credit facility are subject to an unused line fee at a rate per annum from 0.300% to 0.375%, depending on our consolidated total leverage ratio.

Our obligations under the Restated Credit Agreement are secured by a security interest in substantially all of our assets and those of our subsidiaries and will also be guaranteed by our subsidiaries.

The Restated Credit Agreement limits our ability to make capital expenditures during a fiscal year in excess of the amounts set forth in the Restated Credit Agreement, and requires that we (i) not permit, as of the last day of each fiscal quarter, our consolidated total leverage ratio to exceed 3.00 to 1.00  and (ii) maintain minimum cash and cash equivalents, measured on the last day of each fiscal quarter, of not less than $5 million.

The Restated Credit Agreement also contains certain other restrictions and covenants, which, among other things, restrict our ability to acquire or merge with another entity, dispose of our assets, make investments, loans or guarantees, incur additional indebtedness, create liens or other encumbrances, or pay dividends or make other distributions.

Amounts due under the Restated Credit Agreement may be accelerated upon an Event of Default (as defined in the Restated Credit Agreement), such as breach of a representation, covenant or agreement of ours, defaults with respect to certain of our other material indebtedness or the occurrence of bankruptcy if not otherwise waived or cured.

We may use the proceeds from advances under the revolving credit facility (i) to finance capital expenditures, (ii) to pay fees, commissions and expenses in connection with the Restated Credit Agreement and (iii) for working capital and general corporate purposes.

Item 6. Exhibits.

The exhibits filed as part of this Quarterly Report on Form 10-Q are set forth on the Exhibit Index below.

EXHIBIT INDEX

Incorporated by Reference
Exhibit				Exhibit	Filed
Number	Description of Exhibit	Form	Date of Filing	Number	Herewith

3.1	Amended and Restated Certificate of Incorporation, as amended through May 9, 2019	8-K	05/09/2019	3.2

3.2	Amended and Restated By-laws, effective March 10, 2021	8-K	03/12/2021	3.1

10.1

Amended and Restated Credit Agreement, dated as of April 30, 2021, by and among Tactile Systems Technology, Inc., the lenders from time to time party thereto and Wells Fargo Bank, National Association, as Administrative Agent

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

101.1

The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2021, formatted in Inline XBRL: (i) Balance Sheets, (ii) Statements of Operations, (iii) Statements of Comprehensive Income (Loss), (iv) Statements of Stockholders’ Equity, (v) Statements of Cash Flows, and (vi) Notes to the Condensed Consolidated Financial Statements

X

104.1	Cover page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101.1)				X

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Tactile Systems Technology, Inc.

Date: May 3, 2021	By:	/s/ Brent A. Moen
Brent A. Moen
Chief Financial Officer
(Principal financial and accounting officer)