Form 10-Q
period 2021-06-30
TACTILE SYSTEMS TECHNOLOGY INC
filed 2021-08-02
CIK 1027838

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2021

or

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

19,782,295 shares of common stock, par value $0.001 per share, were outstanding as of July 29, 2021.

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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

Tactile Systems Technology, Inc.
Condensed Consolidated Balance Sheets
(Unaudited)
	June 30,	December 31,
(In thousands, except share and per share data)	2021	2020
Assets
Current assets
Cash and cash equivalents	$49,007	$47,855
Accounts receivable	42,629	43,849
Net investment in leases	11,741	10,708
Inventories	21,153	18,563
Prepaid expenses and other current assets	2,092	2,638
Total current assets	126,622	123,613
Non-current assets
Property and equipment, net	6,399	6,957
Right of use operating lease assets	19,138	20,132
Intangible assets, net	1,702	1,680
Accounts receivable, non-current	11,874	9,433
Deferred income taxes	13,779	10,198
Other non-current assets	2,118	2,074
Total non-current assets	55,010	50,474
Total assets	$181,632	$174,087
Liabilities and Stockholders' Equity
Current liabilities
Accounts payable	$5,060	$4,197
Accrued payroll and related taxes	10,303	11,588
Accrued expenses	4,010	4,423
Income taxes payable	1,530	2,658
Operating lease liabilities	2,024	2,006
Other current liabilities	3,716	1,842
Total current liabilities	26,643	26,714
Non-current liabilities
Accrued warranty reserve, non-current	3,450	3,235
Income taxes payable, non-current	348	—
Operating lease liabilities, non-current	18,475	19,388
Total non-current liabilities	22,273	22,623
Total liabilities	48,916	49,337

Commitments and Contingencies (see Note 10)

Stockholders’ equity:
Preferred stock, $0.001 par value, 50,000,000 shares authorized; none issued and outstanding as of June 30, 2021 and December 31, 2020	—	—
Common stock, $0.001 par value, 300,000,000 shares authorized; 19,782,295 shares issued and outstanding as of June 30, 2021; 19,492,718 shares issued and outstanding as of December 31, 2020	20	19
Additional paid-in capital	113,601	104,675
Retained earnings	19,095	20,056
Total stockholders’ equity	132,716	124,750
Total liabilities and stockholders’ equity	$181,632	$174,087

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Tactile Systems Technology, Inc.
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands, except share and per share data)	2021	2020	2021	2020
Revenue
Sales revenue	$43,630	$29,518	$79,755	$67,141
Rental revenue	7,430	5,602	14,077	11,654
Total revenue	51,060	35,120	93,832	78,795
Cost of revenue
Cost of sales revenue	12,638	8,388	23,329	19,310
Cost of rental revenue	2,217	1,820	4,068	3,500
Total cost of revenue	14,855	10,208	27,397	22,810
Gross profit
Gross profit - sales revenue	30,992	21,130	56,426	47,831
Gross profit - rental revenue	5,213	3,782	10,009	8,154
Gross profit	36,205	24,912	66,435	55,985
Operating expenses
Sales and marketing	20,933	17,398	39,718	40,368
Research and development	1,206	1,105	2,476	2,789
Reimbursement, general and administrative	14,142	14,372	28,401	25,242
Total operating expenses	36,281	32,875	70,595	68,399
Loss from operations	(76)	(7,963)	(4,160)	(12,414)
Other (expense) income	(24)	36	(34)	302
Loss before income taxes	(100)	(7,927)	(4,194)	(12,112)
Income tax (benefit) expense	(1,405)	5,923	(3,233)	3,045
Net income (loss)	$1,305	$(13,850)	$(961)	$(15,157)
Net income (loss) per common share
Basic	$0.07	$(0.72)	$(0.05)	$(0.79)
Diluted	$0.07	$(0.72)	$(0.05)	$(0.79)
Weighted-average common shares used to compute net income (loss) per common share
Basic	19,691,156	19,337,644	19,618,759	19,255,612
Diluted	20,047,277	19,337,644	19,618,759	19,255,612

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Tactile Systems Technology, Inc.
Condensed Consolidated Statements of Comprehensive Income (Loss)
(Unaudited)
	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands)	2021	2020	2021	2020
Net income (loss)	$1,305	$(13,850)	$(961)	$(15,157)
Other comprehensive income (loss):
Unrealized loss on marketable securities	—	(36)	—	(7)
Income tax related to items of other comprehensive loss	—	27	—	10
Total other comprehensive income (loss)	—	(9)	—	3
Comprehensive income (loss)	$1,305	$(13,859)	$(961)	$(15,154)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Tactile Systems Technology, Inc.
Condensed Consolidated Statements of Stockholders’ Equity
(Unaudited)
					Accumulated
			Additional		Other
	Common Stock		Paid-In	Retained	Comprehensive
(In thousands, except share data)	Shares	Par Value	Capital	Earnings	(Loss) Income	Total
Balances, March 31, 2021	19,639,113	$20	$107,312	$17,790	$—	$125,122
Stock-based compensation	—	—	2,658	—	—	2,658
Exercise of common stock options and vesting of performance and restricted stock units	101,088	—	2,089	—	—	2,089
Common shares issued for employee stock purchase plan	42,094	—	1,542	—	—	1,542
Comprehensive income for the period	—	—	—	1,305	—	1,305
Balances, June 30, 2021	19,782,295	$20	$113,601	$19,095	$—	$132,716

Balances, December 31, 2020	19,492,718	$19	$104,675	$20,056	$—	$124,750
Stock-based compensation	—	—	5,115	—	—	5,115
Exercise of common stock options and vesting of performance and restricted stock units	268,463	1	3,384	—	—	3,385
Taxes paid for net share settlement of performance and restricted stock units	(20,980)	—	(1,115)	—	—	(1,115)
Common shares issued for employee stock purchase plan	42,094	—	1,542	—	—	1,542
Comprehensive loss for the period	—	—	—	(961)	—	(961)
Balances, June 30, 2021	19,782,295	$20	$113,601	$19,095	$—	$132,716

Balances, March 31, 2020	19,226,665	$19	$93,614	$19,369	$38	$113,040
Stock-based compensation	—	—	2,396	—	—	2,396
Exercise of common stock options and vesting of performance and restricted stock units	148,898	—	376	—	—	376
Taxes paid for net share settlement of performance and restricted stock units	(7,812)	—	(393)	—	—	(393)
Common shares issued for employee stock purchase plan	43,653	—	1,825	—	—	1,825
Comprehensive loss for the period	—	—	—	(13,850)	(9)	(13,859)
Balances, June 30, 2020	19,411,404	$19	$97,818	$5,519	$29	$103,385

Balances, December 31, 2019	19,152,715	$19	$91,874	$20,676	$26	$112,595
Stock-based compensation	—	—	5,124	—	—	5,124
Exercise of common stock options and vesting of performance and restricted stock units	245,084	—	548	—	—	548
Taxes paid for net share settlement of performance and restricted stock units	(30,048)	—	(1,553)	—	—	(1,553)
Common shares issued for employee stock purchase plan	43,653	—	1,825	—	—	1,825
Comprehensive loss for the period	—	—	—	(15,157)	3	(15,154)
Balances, June 30, 2020	19,411,404	$19	$97,818	$5,519	$29	$103,385

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Tactile Systems Technology, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended June 30,
(In thousands)	2021	2020
Cash flows from operating activities
Net loss	$(961)	$(15,157)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,287	1,450
Net amortization of premiums and discounts on securities available-for-sale	—	(89)
Deferred income taxes	(3,581)	4,282
Stock-based compensation expense	5,115	5,124
Gain on other investments and maturities of marketable securities	—	40
Impairment losses	—	4,025
Changes in assets and liabilities:
Accounts receivable	1,220	2,892
Net investment in leases	(1,033)	(542)
Inventories	(2,590)	(5,945)
Income taxes	(780)	(1,646)
Prepaid expenses and other assets	502	(317)
Right of use operating lease assets	99	135
Medicare accounts receivable, non-current	(2,441)	(1,697)
Accounts payable	855	1,602
Accrued payroll and related taxes	(1,285)	(3,127)
Accrued expenses and other liabilities	1,676	990
Net cash used in operating activities	(1,917)	(7,980)
Cash flows from investing activities
Proceeds from maturities of securities available-for-sale	—	16,500
Purchases of property and equipment	(603)	(660)
Intangible assets costs	(140)	(109)
Net cash (used in) provided by investing activities	(743)	15,731
Cash flows from financing activities
Taxes paid for net share settlement of performance and restricted stock units	(1,115)	(1,553)
Proceeds from exercise of common stock options	3,385	548
Proceeds from the issuance of common stock from the employee stock purchase plan	1,542	1,825
Net cash provided by financing activities	3,812	820
Net increase in cash and cash equivalents	1,152	8,571
Cash and cash equivalents – beginning of period	47,855	22,770
Cash and cash equivalents – end of period	$49,007	$31,341

Supplemental cash flow disclosure
Cash paid for taxes	$1,141	$475
Capital expenditures incurred but not yet paid	$8	$241

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

The results for the six months ended June 30, 2021, are not necessarily indicative of results to be expected for the year ending December 31, 2021, or for any other interim period or for any future year. The condensed consolidated interim financial statements should be read in conjunction with the audited financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2020.

Principles of Consolidation

The accompanying unaudited condensed consolidated financial statements include the accounts of Tactile Systems Technology, Inc. and its wholly owned subsidiary, Swelling Solutions, Inc. All intercompany balances and transactions have been eliminated in consolidation.

Risks and Uncertainties

Coronavirus (COVID-19)

The United States economy in general and our business specifically have been negatively affected by the COVID-19 pandemic. We have seen adverse impacts as it relates to the decline in the number of patients that healthcare facilities and clinics are able to treat due to enhanced safety protocols, particularly during 2020 and the first quarter of 2021. While we saw some level of recovery in the second quarter of 2021, there are no reliable estimates of how long the pandemic will last, whether any recovery will be sustained or will reverse course, the severity of any resurgence of COVID-19 or variant strains of the virus, the effectiveness of vaccines and attitudes towards receiving them, or what ultimate effects the pandemic will have.  For that reason, we are unable to reasonably estimate the long-term impact of the pandemic on our business at this time. Since the onset of COVID-19, we have remained proactive to ensure we continue to adapt to the needs of our employees, clinicians and patients.

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

Note 3. Summary of Significant Accounting Policies

Significant Accounting Policies

There were no material changes in our significant accounting policies during the six months ended June 30, 2021. See Note 3 – “Summary of Significant Accounting Policies” to the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2020, for information regarding our significant accounting policies.

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

Note 4. Marketable Securities

There were no investments in marketable securities at June 30, 2021 and December 31, 2020.

There were no net pre-tax unrealized gains for marketable securities at June 30, 2021. There were no sales of marketable securities during the six months ended June 30, 2021.

There were no marketable securities in an unrealized loss position at June 30, 2021 and December 31, 2020.

Note 5. Inventories

Inventories consisted of the following:

(In thousands)	At June 30, 2021	At December 31, 2020
Finished goods	$9,582	$7,129
Component parts and work-in-process	11,571	11,434
Total inventories	$21,153	$18,563

Note 6. Intangible Assets

Our patents and other intangible assets are summarized as follows:

	Weighted-	At June 30, 2021
	Average	Gross
	Amortization	Carrying	Accumulated	Net
(In thousands)	Period	Amount	Amortization	Amount
Patents	11 years	$489	$85	$404
Defensive intangible assets	4 years	1,125	506	619
Customer accounts	2 years	125	76	49
Total amortizable intangible assets		1,739	667	1,072
Patents pending		630	—	630
Total intangible assets		$2,369	$667	$1,702

	Weighted-	At December 31, 2020
	Average	Gross
	Amortization	Carrying	Accumulated	Net
(In thousands)	Period	Amount	Amortization	Amount
Patents	11 years	$413	$65	$348
Defensive intangible assets	4 years	1,125	421	704
Customer accounts	2 years	125	63	62
Total amortizable intangible assets		1,663	549	1,114
Patents pending		566	—	566
Total intangible assets		$2,229	$549	$1,680

Amortization expense was $0.1 million for each of the three months ended June 30, 2021 and 2020, and $0.1 million and $0.3 million for the six months ended June 30, 2021 and 2020, respectively. Future amortization expenses are expected as follows:

(In thousands)
2021 (July 1 - December 31)	$120
2022	240
2023	209
2024	188
2025	98
Thereafter	217
Total	$1,072

Note 7. Accrued Expenses

Accrued expenses consisted of the following:

(In thousands)	At June 30, 2021	At December 31, 2020
Warranty	$1,667	$1,606
Legal and consulting	676	882
In-transit inventory	686	634
Travel	459	545
Sales and use tax	122	193
Clinical studies	72	67
Other	328	496
Total	$4,010	$4,423

Note 8. Warranty Reserves

The activity in the warranty reserve during and as of the end of the reporting periods presented was as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands)	2021	2020	2021	2020
Beginning balance	$4,869	$4,242	$4,841	$3,759
Warranty provision	844	372	1,456	1,277
Processed warranty claims	(596)	(406)	(1,180)	(828)
Ending balance	$5,117	$4,208	$5,117	$4,208

Accrued warranty reserve, current	$1,667	$1,347	$1,667	$1,347
Accrued warranty reserve, non-current	3,450	2,861	3,450	2,861
Total accrued warranty reserve	$5,117	$4,208	$5,117	$4,208

Note 9. Credit Agreement

On August 3, 2018, we entered into a credit agreement with Wells Fargo Bank, National Association, which was amended by a First Amendment dated February 12, 2019, a Waiver and Second Amendment dated March 25, 2019, and a Third Amendment dated August 2, 2019 (collectively, the “2018 Credit Agreement”). On April 30, 2021, we entered into an Amended and Restated Credit Agreement (the “Restated Credit Agreement”) with the lenders from time to time party thereto, and Wells Fargo Bank, National Association, as Administrative Agent, which expires on April 30, 2024. The Restated Credit Agreement amended and restated in its entirety the 2018 Credit Agreement.

The Restated Credit Agreement provides for a $25 million revolving credit facility, with the ability to increase the amount of the revolving loans available and/or add one or more term loan facilities not to exceed an incremental $30 million in the aggregate, subject to satisfaction of certain conditions. As of June 30, 2021, and the date on which we filed this report, we did not have any outstanding borrowings under the Restated Credit Agreement.

Our obligations under the Restated Credit Agreement are secured by a security interest in substantially all of our and our subsidiaries’ assets and are also guaranteed by our subsidiaries. The Restated Credit Agreement contains a number of restrictions and covenants, including that we maintain compliance with a maximum leverage ratio and a minimum liquidity covenant. As of June 30, 2021, we were in compliance with all financial covenants under the Restated Credit Agreement.

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

Buildings

We lease certain office and warehouse space at various locations in the United States where we provide services. These leases are typically greater than one year with fixed, escalating rents over the noncancelable terms and, therefore, ROU operating lease assets and operating lease liabilities are recorded on the Condensed Consolidated Balance Sheet, with rent expense to be recognized on a straight-line basis over the term of the lease. The remaining lease terms vary from approximately one to ten years as of June 30, 2021.

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

Vehicles

We lease vehicles for certain members of our field sales organization under a vehicle fleet program whereby the initial, noncancelable lease is for a term of 367 days, thus more than one year. Subsequent to the initial term, the lease becomes a month-to-month, cancelable lease. As of June 30, 2021, we had approximately 55 vehicles with agreements within the initial, noncancelable lease term that are recorded as ROU operating lease assets and operating lease liabilities. In addition to monthly rental fees specific to the vehicle, there are fixed monthly nonlease components that have been included in the ROU operating lease assets and operating lease liabilities. The nonlease components are not significant.

Computer and Office Equipment

We also have operating lease agreements for certain computer and office equipment. The remaining lease terms as of June 30, 2021, ranged from less than one year to approximately five years with fixed monthly payments that are included in the ROU operating lease assets and operating lease liabilities. The leases provide an option to purchase the related equipment at fair market value at the end of the lease. The leases will automatically renew as a month-to-month rental at the end of the lease if the equipment is not purchased or returned.

Lease Position, Undiscounted Cash Flow and Supplemental Information

The table below presents information related to our ROU operating lease assets and operating lease liabilities that we have recorded:

(In thousands)	At June 30, 2021	At December 31, 2020
Right of use operating lease assets	$19,138	$20,132

Operating lease liabilities:
Current	$2,024	$2,006
Non-current	18,475	19,388
Total	$20,499	$21,394

Operating leases:
Weighted average remaining lease term	8.9 years	9.4 years
Weighted average discount rate	4.4%	4.4%

	Six Months Ended June 30,
	2021	2020
Supplemental cash flow information for our operating leases:
Cash paid for operating lease liabilities	$1,567	$1,148
Non-cash right of use assets obtained in exchange for new operating lease obligations	$304	$686

The table below reconciles the undiscounted cash flows under the operating lease liabilities recorded on the Condensed Consolidated Balance Sheet for the periods presented:

(In thousands)
2021 (July 1 - December 31)	$1,507
2022	2,661
2023	2,615
2024	2,582
2025	2,660
Thereafter	12,692
Total minimum lease payments	24,717
Less: Amount of lease payments representing interest	(4,218)
Present value of future minimum lease payments	20,499
Less: Current obligations under operating lease liabilities	(2,024)
Non-current obligations under operating lease liabilities	$18,475

As of June 30, 2021, we have additional lease commitments of $7.6 million related to amendments to existing building leases that have not yet commenced. As the lessee we are involved in providing guidance to the lessor for related improvements, however these improvements are managed and owned by the lessor.

Operating lease costs were $0.8 million and $0.7 million for the three months ended June 30, 2021 and 2020, respectively. Operating lease costs were $1.7 million and $1.4 million for the six months ended June 30, 2021 and 2020, respectively.

Major Vendors

We had purchases from two vendors that accounted for 33% of our total purchases for each of the three and six months ended June 30, 2021. We had purchases from two vendors that accounted for 33% and 32% of our total purchases for the three and six months ended June 30, 2020, respectively.

Purchase Commitments

We issued purchase orders prior to June 30, 2021, totaling $19.8 million for goods that we expect to receive within the next year.

Retirement Plan

We maintain a 401(k) retirement plan for our employees in which eligible employees can contribute a percentage of their pre-tax compensation. We recorded an expense related to our discretionary contributions to the 401(k) plan of $0.3 million and $0.1 million for the three months ended June 30, 2021 and 2020, respectively, and $0.6 million and $0.1 million for the six months ended June 30, 2021 and 2020, respectively.

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

We and certain of our present or former officers were sued in a purported securities class action lawsuit that was filed in the United States District Court for the District of Minnesota on September 29, 2020, and that is pending under the caption Brian Mart v. Tactile Systems Technology, Inc., et al., File No. 0:20-cv-02074-NEB-BRT. On April 19, 2021, the plaintiff filed an Amended Complaint against us and eight of our present and former officers and directors. Plaintiff seeks to represent a class consisting of investors who purchased our common stock in the market during the time period from May 7, 2018 through June 8, 2020 (“alleged class period”). The Amended Complaint alleges the following claims under the Securities Exchange Act of 1934, as amended (the “Exchange Act”): (1) that we and certain officer defendants made materially false or misleading public statements about our business, operational and compliance policies, and results during the alleged class period in violation of Section 10(b) of the Exchange Act; (2) that we and the individual defendants engaged in a scheme to defraud investors  in order to allow the individual defendants to sell our stock in violation of Section 10(b) of the Exchange Act; (3) that the individual defendants engaged in improper insider trading of our stock in violation of Section 20A of the Exchange Act; and (4) that we and the individual defendants are liable under

Section 20(a) of the Exchange Act because each defendant is a controlling person. On June 18, 2021, we and the individual defendants filed a motion to dismiss the Amended Complaint. The motion has not been decided yet.

Note 11. Stockholders' Equity

Stock-Based Compensation

Our 2016 Equity Incentive Plan (the “2016 Plan”) authorizes us to grant stock options, stock appreciation rights, restricted stock, stock units and other stock-based awards to employees, non-employee directors and certain consultants and advisors. There were up to 4,800,000 shares of our common stock initially reserved for issuance pursuant to the 2016 Plan. The 2016 Plan provides that the number of shares reserved and available for issuance under the 2016 Plan will automatically increase annually on January 1 of each calendar year, commencing in 2017 and ending on and including January 1, 2026, by an amount equal to the lesser of: (a) 5% of the number of common shares of stock outstanding as of December 31 of the immediately preceding calendar year, or (b) 2,500,000 shares; provided, however, that our Board of Directors may determine that any annual increase be a lesser number. In addition, all awards granted under our 2007 Omnibus Stock Plan and our 2003 Stock Option Plan that were outstanding when the 2016 Plan became effective and that are forfeited, expired, cancelled, settled for cash or otherwise not issued, will become available for issuance under the 2016 Plan. Pursuant to the automatic increase feature of the 2016 Plan, 972,591 and 952,697 shares were added as available for issuance thereunder on January 1, 2021 and 2020, respectively. As of June 30, 2021, 6,358,084 shares were available for future grant pursuant to the 2016 Plan.

Upon adoption and approval of the 2016 Plan, all of our previous equity incentive compensation plans were terminated. However, existing awards under those plans continue to vest in accordance with the original vesting schedules and will expire at the end of their original terms.

In the second fiscal quarter of 2020, our Board of Directors appointed a new President and Chief Executive Officer (“CEO”), effective June 8, 2020. In conjunction with the acceptance of the written offer, our CEO received both restricted stock units and stock option awards under our 2016 Plan during the third fiscal quarter of 2020 and the stock options have a seven year term. A portion of the awards vested on June 30, 2021, with the remaining portion of the awards vesting over a period of three years from the date of grant. Further, the stock options were valued at the date of grant using the Monte Carlo Simulation model due to a market condition that required that our stock price exceed $40.15 for 20 consecutive trading days during the term of the option in order to vest. This condition was satisfied in the first quarter of 2021.

We recorded stock-based compensation expense of $2.7 million and $2.4 million for the three months ended June 30, 2021 and 2020, respectively, and $5.1 million for each of the six months ended June 30, 2021 and 2020. This expense was allocated as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands)	2021	2020	2021	2020
Cost of revenue	$173	$105	$284	$187
Sales and marketing expenses	920	1,233	1,898	2,479
Research and development expenses	59	94	156	182
Reimbursement, general and administrative expenses	1,506	964	2,777	2,276
Total stock-based compensation expense	$2,658	$2,396	$5,115	$5,124

Stock Options

Stock options issued to participants other than non-employees typically vest over three or four years and typically have a contractual term of seven or ten years. Stock-based compensation expense included in the Condensed Consolidated Statements of Operations for stock options was $1.1 million and $1.0 million for the three months ended June 30, 2021 and 2020, respectively, and $2.3 million and $1.8 million for the six months ended June 30, 2021 and 2020, respectively. At June 30, 2021, there was approximately $7.3 million of total unrecognized pre-tax stock option expense under our equity compensation plans, which is expected to be recognized on a straight-line basis over a weighted-average period of 2.0 years.

Our stock option activity for the six months ended June 30, 2021, was as follows:

		Weighted-	Weighted-
		Average	Average	Aggregate
	Options	Exercise Price	Remaining	Intrinsic
(In thousands except options and per share data)	Outstanding	Per Share (1)	Contractual Life	Value (2)
Balance at December 31, 2020	1,039,709	$36.43	5.6 years	$13,381
Granted	149,366	$51.88
Exercised	(130,390)	$25.95		$3,694
Forfeited	(52,693)	$48.97
Cancelled/Expired	(7,362)	$49.14
Balance at June 30, 2021	998,630	$39.36	5.4 years	$14,399

Options exercisable at June 30, 2021	509,575	$31.20	4.6 years	$11,814

(1)	The exercise price of each option granted during the period shown was equal to the market price of the underlying stock on the date of grant.
(2)	The aggregate intrinsic value of options exercised represents the difference between the exercise price of the option and the closing stock price of our common stock on the date of exercise. The aggregate intrinsic value of options outstanding represents the difference between the exercise price of the option and the closing stock price of our common stock on the last trading day of the period.

Options exercisable of 438,283 as of June 30, 2020, had a weighted-average exercise price of $21.86 per share.

Time-Based Restricted Stock Units

We have granted time-based restricted stock units to certain participants under the 2016 Plan that are stock-settled with common shares. Time-based restricted stock units granted under the 2016 Plan vest over one to three years. Stock-based compensation expense included in the Condensed Consolidated Statements of Operations for time-based restricted stock units was $1.2 million and $1.4 million for the three months ended June 30, 2021 and 2020, respectively, and $2.5 million and $2.6 million for the six months ended June 30, 2021 and 2020, respectively. At June 30, 2021, there was approximately $7.5 million of total unrecognized pre-tax compensation expense related to outstanding time-based restricted stock units that is expected to be recognized over a weighted-average period of 2.0 years.

Our time-based restricted stock unit activity for the six months ended June 30, 2021, was as follows:

		Weighted-
		Average Grant	Aggregate
	Units	Date Fair Value	Intrinsic
(In thousands except unit and per unit data)	Outstanding	Per Unit	Value (1)
Balance at December 31, 2020	211,469	$48.29	$9,503
Granted	82,657	$52.22
Vested	(86,347)	$48.00
Cancelled	(21,391)	$52.17
Balance at June 30, 2021	186,388	$49.72	$9,692

Deferred and unissued at June 30, 2021(2)	6,469	$38.94	$336

(1)	The aggregate intrinsic value of restricted stock units outstanding was based on our closing stock price on the last trading day of the period.
(2)	For the six months ended June 30, 2021, there were no restricted stock units granted to non-employee directors in lieu of their quarterly cash retainer payments. As of June 30, 2021, there were 6,469 outstanding restricted stock units that had been previously granted to non-employee directors in lieu of their quarterly cash retainer payments.

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

Stock-based compensation expense recognized for PSUs was an expense of $0.2 million and a benefit of $0.3 million for the three months ended June 30, 2021 and 2020, respectively, and a benefit of $0.1 million and an expense of $0.1 million for the six months ended June 30, 2021 and 2020, respectively. The stock-based compensation benefit for the six months ended June 30, 2021 reflected a $0.5 million benefit due to a change in the estimated payout associated with PSUs granted in 2020 being below the minimum performance target threshold level, as defined, partially offset by an expense of $0.4 million related to the PSUs granted in 2018 and 2021. At June 30, 2021, there was approximately $1.7 million of total unrecognized pre-tax compensation expense related to outstanding PSUs that is expected to be recognized over a weighted average period of 2.7 years.

Our performance-based restricted stock unit activity for the six months ended June 30, 2021, was as follows:

	Performance-	Weighted-
	Based	Average Grant	Aggregate
	Units	Date Fair Value	Intrinsic
(In thousands except unit and per unit data)	Outstanding	Per Unit	Value (1)
Balance at December 31, 2020	79,303	$47.83	$3,564
Granted	39,419	$51.82
Vested	(34,159)	$33.98
Cancelled	(23,936)	$65.43
Balance at June 30, 2021	60,627	$51.28	$3,153

(1)	The aggregate intrinsic value of performance-based restricted stock units outstanding was based on our closing stock price on the last trading day of the period.

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

A total of 1,600,000 shares of common stock was initially reserved for issuance under the ESPP. This share reserve will automatically be supplemented each January 1, commencing in 2017 and ending on and including January 1, 2026, by an amount equal to the least of (a) 1% of the shares of our common stock outstanding on the immediately preceding December 31, (b) 500,000 shares or (c) such lesser amount as our Board of Directors may determine. Pursuant to the automatic increase feature of the ESPP, 194,518 and

190,539 shares were added as available for issuance thereunder on January 1, 2021 and 2020, respectively. As of June 30, 2021, 1,740,328 shares were available for future issuance under the ESPP. We recognized stock-based compensation expense associated with the ESPP of $0.2 million and $0.3 million for the three months ended June 30, 2021 and 2020, respectively, and $0.4 million and $0.6 million for the six months ended June 30, 2021 and 2020, respectively.

Note 12. Revenue

We derive our revenue from the sale and rental of our compression products to our customers in the United States. The following table presents our revenue, inclusive of sales and rental revenue, disaggregated by product categories:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands)	2021	2020	2021	2020
Revenue
Flexitouch system	$45,093	$31,127	$82,530	$69,713
Other products(1)	5,967	3,993	11,302	9,082
Total	$51,060	$35,120	$93,832	$78,795

Percentage of total revenue
Flexitouch system	88%	89%	88%	88%
Other products(1)	12%	11%	12%	12%
Total	100%	100%	100%	100%

(1)	The “other products” line primarily includes revenue from our Entre system. The Actitouch system and the Airwear wrap contributed immaterial amounts of revenue for each of the three and six months ended June 30, 2021 and 2020.

Our revenue from third-party payers, inclusive of sales and rental revenue, for the three and six months ended June 30, 2021 and 2020, are summarized in the following table:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands)	2021	2020	2021	2020
Private insurers and other payers	$35,348	$25,668	$63,631	$55,905
Veterans Administration	7,322	4,322	13,168	11,380
Medicare	8,390	5,130	17,033	11,510
Total	$51,060	$35,120	$93,832	$78,795

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

Rental revenue for the three and six months ended June 30, 2021 and 2020, was primarily from private insurers. Sales-type lease revenue and the associated cost of revenue for the three and six months ended June 30, 2021 and 2020, was:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2021	2020	2021	2020
Sales-type lease revenue	$7,430	$5,602	$14,077	$11,654
Cost of sales-type lease revenue	2,217	1,820	4,068	3,500
Gross profit	$5,213	$3,782	$10,009	$8,154

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

The effective tax rate for the three months ended June 30, 2021, was a benefit of 1,405%, compared to an expense of 75% for the three months ended June 30, 2020. The primary driver of the change in our effective tax rate is attributable to recording a benefit in the three months ended June 30, 2021, to recognize a tax credit for a research and development credit study conducted for tax years 2017-2020. We recorded an income tax benefit of $1.4 million and an expense of $5.9 million for the three months ended June 30, 2021 and 2020, respectively.

The effective tax rate for the six months ended June 30, 2021, was a benefit of 77%, compared to an expense of 25% for the six months ended June 30, 2020. The primary driver of the change in our effective tax rate is attributable to recording a benefit in the six months ended June 30, 2021, to recognize a tax credit for a research and development credit study conducted for tax years 2017-2020. We recorded an income tax benefit of $3.2 million and an expense of $3.0 million for the six months ended June 30, 2021 and 2020, respectively.

We recognize the financial statement benefit of a tax position only after determining that the relevant tax authority is more-likely-than-not to sustain the position following an audit. For tax positions meeting the more-likely-than-not threshold, the amount recognized in the condensed consolidated financial statements is the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement with the relevant tax authority. As of June 30, 2021, tax contingencies related to federal and state credits recorded within the Condensed Consolidated Balance Sheets were $0.5 million. Changes in tax laws, regulations, administrative practices, principles, and interpretations may impact our tax contingencies. The timing of the resolution of income tax controversies is highly uncertain, and the amounts ultimately paid, if any, upon resolution of the issues raised by the taxing authorities may differ from the amounts accrued.

We are currently under examination by the New York Department of Taxation and Finance for tax years 2017, 2018, and 2019. The examination may lead to proposed adjustments to our taxes or our net operating losses with respect to years under examination as well as subsequent periods. In the event of any future tax assessments, we have elected to record the income taxes and any related interest and penalties as income tax expense on our statement of operations.

Note 14. Net Income (Loss) Per Share

The following table sets forth the computation of our basic and diluted net income (loss) per share:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands, except share and per share data)	2021	2020	2021	2020
Net income (loss)	$1,305	$(13,850)	$(961)	$(15,157)
Weighted-average shares outstanding	19,691,156	19,337,644	19,618,759	19,255,612
Dilutive effect of stock-based awards	356,121	—	—	—
Weighted-average shares used to compute diluted net income (loss) per share	20,047,277	19,337,644	19,618,759	19,255,612
Net income (loss) per share - Basic	$0.07	$(0.72)	$(0.05)	$(0.79)
Net income (loss) per share - Diluted	$0.07	$(0.72)	$(0.05)	$(0.79)

The following common stock equivalents were excluded from the computation of diluted net income (loss) per share for the periods presented because including them would have been anti-dilutive:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Restricted stock units	17,287	217,137	192,857	217,137
Common stock options	433,447	946,936	998,630	946,936
Performance stock units	—	116,295	60,627	116,295
Employee stock purchase plan	33,743	50,027	33,888	46,706
Total	484,477	1,330,395	1,286,002	1,327,074

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

The following provides information regarding fair value measurements for our cash equivalents as of June 30, 2021, and December 31, 2020, according to the three-level fair value hierarchy:

At June 30, 2021
Quoted Prices
	in Active	Significant
	Markets for	Other	Significant
	Identical	Observable	Unobservable
	Assets	Inputs	Inputs
(In thousands)	(Level 1)	(Level 2)	(Level 3)	Total
Recurring Fair Value Measurements:
Money market mutual funds	$16,190	$—	$—	$16,190
Total	$16,190	$—	$—	$16,190

At December 31, 2020
Quoted Prices
	in Active	Significant
	Markets for	Other	Significant
	Identical	Observable	Unobservable
	Assets	Inputs	Inputs
(In thousands)	(Level 1)	(Level 2)	(Level 3)	Total
Recurring Fair Value Measurements:
Money market mutual funds	$16,188	$—	$—	$16,188
Total	$16,188	$—	$—	$16,188

During the three and six months ended June 30, 2021, there were no transfers within the three-level hierarchy. A significant transfer is recognized when the inputs used to value a security have been changed, which merits a transfer between the disclosed levels of the valuation hierarchy.

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

Coronavirus (COVID-19)

The United States economy in general and our business specifically have been negatively affected by the COVID-19 pandemic. We have seen adverse impacts as it relates to the decline in the number of patients that healthcare facilities and clinics are able to treat due to enhanced safety protocols, particularly during 2020 and the first quarter of 2021. While we saw some level of recovery in the second quarter of 2021, there are no reliable estimates of how long the pandemic will last, whether any recovery will be sustained or will reverse course, the severity of any resurgence of COVID-19 or variant strains of the virus, the effectiveness of vaccines and attitudes towards receiving them, or what ultimate effects the pandemic will have. For that reason, we are unable to reasonably estimate the long-term impact of the pandemic on our business at this time.

Since the onset of COVID-19, we have remained proactive to ensure we continue to adapt to the needs of our employees, clinicians and patients. For a detailed listing of the changes to our business practices since the onset of the pandemic, refer to previous reports filed with the Securities and Exchange Commission. Continued modifications to our business include, but are not limited to:

●	Incorporating remote and flexible work arrangements for employees whenever possible, including real-time, online training of our new sales representatives. In addition, we are actively developing our long-term in-office and remote work strategy with the goal of launching it in the second half of 2021.
●	Eliminating employee travel restrictions in alignment with the opening of healthcare facilities and clinics while also continuing to maintain social distancing contact restrictions to reduce exposure.
●	Utilizing a mix of employee trainers and independent healthcare practitioners to educate patients on the proper use of our solutions virtually or in-person.
●	Continuing to host large virtual medical education programs, while also beginning to schedule smaller in-person meetings.
●	Supporting clinicians and patients by using rigorous infection control practices when in-person visits are required.

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

Our current products are the Flexitouch system and Entre system. A predecessor to our Flexitouch system received 510(k) clearance from the U.S. Food and Drug Administration (the “FDA”) in July 2002, and we introduced the system to address the many limitations of self-administered home-based manual lymphatic drainage therapy. We began selling our more advanced Flexitouch system after receiving 510(k) clearance from the FDA in October 2006. In September 2016, we received 510(k) clearance from the FDA for the Flexitouch system in treating lymphedema of the head and neck. In June 2017, we announced that we received 510(k) clearance from the FDA for the Flexitouch Plus, the third-generation version of our Flexitouch system. In December  2020, we received 510(k) clearance for two new indications for our Flexitouch Plus system: phlebolymphedema and lipedema. We derive the vast majority of our revenue from our Flexitouch system. Sales and rentals of our Flexitouch system represented 88% of our revenue in each of the six months ended June 30, 2021 and 2020.

We introduced our Entre system in the United States in February 2013. The Entre system is sold or rented to patients who need a simple pump or who do not yet qualify for insurance reimbursement for an advanced compression device such as our Flexitouch system. For each of the six months ended June 30, 2021 and 2020, sales and rentals of our Entre system represented 12% of our revenue.

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

To support the growth of our business, we invest heavily in our commercial infrastructure, consisting of our direct sales force, training resources, reimbursement capabilities and clinical expertise. We market our products in the United States using a direct-to-patient and -provider model. Our field commercial team consists of our direct sales force and a team of Field Support Specialists. Our collective field commercial team has grown to over 300 employees as of June 30, 2021, compared to 285 employees as of December 31, 2020. This model allows us to directly approach patients and clinicians, whereby we disintermediate the traditional durable medical equipment channel, allowing us to capture both the manufacturer and distributor margins.

As it relates to the impact of COVID-19 on our commercial processes in the first half of 2021, we continued to see restrictions loosen, in line with the applicable governmental regulations. As a result, we continue to expand our interactions with clinicians and patients on an in-person basis, where possible, while continuing to engage in virtual interactions as requested. We expect these virtual interactions with clinicians and patients to continue into the future until the pandemic subsides, and perhaps as a best practice in the future. To that end, we plan to continue to work towards expanding our commercial organization throughout 2021 by adding to our overall commercial team.

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

We also have a clinical team, consisting of a scientific advisory board, in-house therapists and nurses, and a Chief Medical Officer (part-time), that serves as a resource to clinicians and patients and guides the development of clinical evidence in support of our products. Most clinical studies require observation and interaction with clinicians and patients to monitor results and progress. Given the impact of COVID-19, patient recruitment for our clinical studies involving our products and clinical outcomes had previously been suspended in 2020. However, in the first half of 2021, approximately half of our clinical trial sites had resumed research activities as the healthcare provider staff are being reallocated from COVID-19 response teams or furloughs back to research activities. Study visits and new patient enrollments are gradually resuming, albeit more slowly than targeted enrollment rates.

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

For the three months ended June 30, 2021, we generated revenue of $51.1 million and had net income of $1.3 million, compared to revenue of $35.1 million and a net loss of $13.9 million for the three months ended June 30, 2020. For the six months ended June 30, 2021, we generated revenue of $93.8 million and had a net loss of $1.0 million, compared to revenue of $78.8 million and a net loss of $15.2 million for the six months ended June 30, 2020. Our primary sources of capital since inception have been from operating income, private placements of our capital stock and capital raised in our initial public offering, which closed on August 2, 2016.

We operate in one segment for financial reporting purposes.

Results of Operations

Comparison of the Three and Six Months Ended June 30, 2021 and 2020

The following table presents our results of operations for the periods indicated:

	Three Months Ended
	June 30,				Change
(In thousands)	2021		2020		$	%
Condensed Consolidated Statement		% of		% of
of Operations Data:		revenue		revenue
Revenue
Sales revenue	$43,630	85%	$29,518	84%	$14,112	48%
Rental revenue	7,430	15%	5,602	16%	1,828	33%
Total revenue	51,060	100%	35,120	100%	15,940	45%
Cost of revenue
Cost of sales revenue	12,638	25%	8,388	24%	4,250	51%
Cost of rental revenue	2,217	4%	1,820	5%	397	22%
Total cost of revenue	14,855	29%	10,208	29%	4,647	46%
Gross profit
Gross profit - sales revenue	30,992	60%	21,130	60%	9,862	47%
Gross profit - rental revenue	5,213	11%	3,782	11%	1,431	38%
Gross profit	36,205	71%	24,912	71%	11,293	45%
Operating expenses
Sales and marketing	20,933	41%	17,398	50%	3,535	20%
Research and development	1,206	2%	1,105	3%	101	9%
Reimbursement, general and administrative	14,142	28%	14,372	41%	(230)	(2)%
Total operating expenses	36,281	71%	32,875	94%	3,406	10%
Loss from operations	(76)	—%	(7,963)	(23)%	7,887	(99)%
Other (expense) income	(24)	—%	36	—%	(60)	(167)%
Loss before income taxes	(100)	—%	(7,927)	(23)%	7,827	(99)%
Income tax (benefit) expense	(1,405)	(3)%	5,923	17%	(7,328)	(124)%
Net income (loss)	$1,305	3%	$(13,850)	(40)%	$15,155	(109)%

	Six Months Ended
	June 30,				Change
(In thousands)	2021		2020		$	%
Condensed Consolidated Statement		% of		% of
of Operations Data:		revenue		revenue
Revenue
Sales revenue	$79,755	85%	$67,141	85%	$12,614	19%
Rental revenue	14,077	15%	11,654	15%	2,423	21%
Total revenue	93,832	100%	78,795	100%	15,037	19%
Cost of revenue
Cost of sales revenue	23,329	25%	19,310	25%	4,019	21%
Cost of rental revenue	4,068	4%	3,500	4%	568	16%
Total cost of revenue	27,397	29%	22,810	29%	4,587	20%
Gross profit
Gross profit - sales revenue	56,426	60%	47,831	60%	8,595	18%
Gross profit - rental revenue	10,009	11%	8,154	11%	1,855	23%
Gross profit	66,435	71%	55,985	71%	10,450	19%
Operating expenses
Sales and marketing	39,718	42%	40,368	51%	(650)	(2)%
Research and development	2,476	3%	2,789	4%	(313)	(11)%
Reimbursement, general and administrative	28,401	30%	25,242	32%	3,159	13%
Total operating expenses	70,595	75%	68,399	87%	2,196	3%
Loss from operations	(4,160)	(4)%	(12,414)	(16)%	8,254	(66)%
Other (expense) income	(34)	—%	302	—%	(336)	(111)%
Loss before income taxes	(4,194)	(4)%	(12,112)	(16)%	7,918	(65)%
Income tax (benefit) expense	(3,233)	(3)%	3,045	4%	(6,278)	N.M. %
Net loss	$(961)	(1)%	$(15,157)	(20)%	$14,196	(94)%

Revenue

Revenue increased $15.9 million, or 45%, to $51.1 million in the three months ended June 30, 2021, compared to $35.1 million in the three months ended June 30, 2020. The increase in total revenue was attributable to an increase of $14.0 million, or 45%, in sales and rentals of the Flexitouch system and an increase of $2.0 million, or 49%, in sales and rentals of the Entre system in the quarter ended June 30, 2021. Second quarter 2021 revenue benefited from the initial stages of recovery from the COVID-19 pandemic, with a portion of healthcare facilities and clinics relaxing restrictions and increasing patient throughput. The increase in second quarter revenue was further driven by improvements in salesforce productivity and effective virtual education events yielding an expanded prescriber base and an increase in Medicare patients served.

Revenue increased $15.0 million, or 19%, to $93.8 million in the six months ended June 30, 2021, compared to $78.8 million in the six months ended June 30, 2020. The increase was primarily attributable to an increase of $12.8 million, or 18%, in sales and rentals of our Flexitouch system and an increase of $2.2 million, or 24%, in sales and rentals of the Entre system for the six months ended June 30, 2021. Revenue for the six months ended June 30, 2021, benefited from the initial stages of recovery from the COVID-19 pandemic, with a portion of healthcare facilities and clinics relaxing restrictions and increasing patient throughput, as well as an expanded prescriber base.

Revenue from the Veterans Administration represented 14% and 12% of total revenue in the three months ended June 30, 2021 and 2020, respectively. Revenue from the Veterans Administration represented 14% of total revenue in each of the six months ended June 30, 2021 and 2020. Revenue from Medicare represented 16% and 15% of total revenue in the three months ended June 30, 2021 and 2020, respectively. Revenue from Medicare represented 18% and 15% of total revenue in the six months ended June 30, 2021 and 2020, respectively.

The following table summarizes our revenue by product for the three and six months ended June 30, 2021 and 2020, both in dollars and percentage of total revenue:

	Three Months Ended
	June 30,		Change
(In thousands)	2021	2020	$	%
Revenue
Flexitouch system	$45,093	$31,127	$13,966	45%
Other products(1)	5,967	3,993	1,974	49%
Total	$51,060	$35,120	$15,940	45%

Percentage of total revenue
Flexitouch system	88%	89%
Other products(1)	12%	11%
Total	100%	100%

(1)	The “other products” line primarily includes revenue from our Entre system. The Actitouch system and the Airwear wrap contributed immaterial amounts of revenue for each of the three months ended June 30, 2021 and 2020.

	Six Months Ended
	June 30,		Change
(In thousands)	2021	2020	$	%
Revenue
Flexitouch system	$82,530	$69,713	$12,817	18%
Other products(1)	11,302	9,082	2,220	24%
Total	$93,832	$78,795	$15,037	19%

Percentage of total revenues
Flexitouch system	88%	88%
Other products(1)	12%	12%
Total	100%	100%
(1)	The “other products” line primarily includes revenue from our Entre system. The Actitouch system and the Airwear wrap contributed immaterial amounts of revenue for each of the six months ended June 30, 2021 and 2020.

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

Cost of Revenue and Gross Margin

Cost of revenue increased $4.6 million, or 46%, to $14.9 million in the three months ended June 30, 2021, compared to $10.2 million in the three months ended June 30, 2020. Cost of revenue increased $4.6 million, or 20%, to $27.4 million in the six months ended June 30, 2021, compared to $22.8 million in the six months ended June 30, 2020. The increase in cost of revenue in both periods was primarily attributable to an increase in the number of Flexitouch and Entre systems sold and rented.

The total gross margin rate was 71% of sales in each of the three and six months ended June 30, 2021 and June 30, 2020.

Sales and Marketing Expenses

Sales and marketing expenses increased $3.5 million, or 20%, to $20.9 million in the three months ended June 30, 2021, compared to $17.4 million in the three months ended June 30, 2020. The increase was primarily attributable to a $2.1 million increase in personnel-related compensation expense as a result of the increased headcount in the commercial team, a $0.7 million increase in our external patient training expense as a result of increased in-person trainings and a $0.7 million increase in travel and entertainment expense due to eased restrictions on travel.

Sales and marketing expenses decreased $0.6 million, or 2%, to $39.7 million in the six months ended June 30, 2021, compared to $40.4 million in the six months ended June 30, 2020. The decrease was primarily attributable to a $2.0 million decrease from reduced sales meetings, tradeshows and professional services and a $0.6 reduction in external patient training expense, partially offset by a $2.0 million increase in personnel-related compensation expense as a result of the increased headcount in the commercial team.

Research and Development Expenses

Research and development (“R&D”) expenses increased $0.1 million, or 9%, to $1.2 million in the three months ended June 30, 2021, compared to $1.1 million in the three months ended June 30, 2020, which was primarily attributable to an increase in clinical studies activity.

R&D expenses decreased $0.3 million, or 11%, to $2.5 million in the six months ended June 30, 2021, compared to $2.8 million in the six months ended June 30, 2020, which was primarily attributable to a $0.2 million decrease in professional services and a $0.1 million decrease in personnel-related compensation expense.

Reimbursement, General and Administrative Expenses

Reimbursement, general and administrative expenses decreased $0.2 million, or 2%, to $14.1 million in the three months ended June 30, 2021, compared to $14.4 million in the three months ended June 30, 2020. This decrease was primarily attributable to a $3.6 million impairment charge related to the write-off of our Airwear wrap-related long-lived assets recorded in the second quarter of 2020, partially offset by a $1.9 million increase in personnel-related compensation expense as a result of increased headcount in our reimbursement operations, payer relations and corporate functions and a combined $1.4 million increase in occupancy costs, depreciation expense and legal fees, in each case in the three months ended June 30, 2021 compared to the three months ended June 30, 2020.

Reimbursement, general and administrative expenses increased $3.2 million, or 13%, to $28.4 million in the six months ended June 30, 2021, compared to $25.2 million in the six months ended June 30, 2020. The increase was primarily attributable to a combined $3.5 million increase in occupancy costs, depreciation expense, legal and professional fees and a $3.3 million increase in personnel-related compensation expense as a result of increased headcount in our reimbursement operations, payer relations and corporate functions, partially offset by a $3.6 million impairment charge related to the write-off of our Airwear wrap-related long-lived assets recorded in the second quarter of 2020.

Other Income (Expense), Net

Other income (expense), net was an expense of $24,000 and income of $36,000 for the three months ended June 30, 2021 and 2020, respectively, and was an expense of $34,000 and income of $0.3 million for the six months ended June 30, 2021 and 2020, respectively. Other income (expense) was primarily impacted by interest income realized on marketable securities and the gain and loss on cost method investments.

Income Taxes

We recorded an income tax benefit of $1.4 million and expense of $5.9 million for the three months ended June 30, 2021 and 2020, respectively. We recorded an income tax benefit of $3.2 million and expense of $3.0 million for the six months ended June 30, 2021 and 2020, respectively. The primary driver of these changes was a tax benefit related to a research and development credit recognized in the second quarter of 2021.

Liquidity and Capital Resources

Cash Flows

At June 30, 2021, our principal sources of liquidity were cash and cash equivalents of $49.0 million and net accounts receivable of $42.6 million, as well as the borrowing capacity available under our Restated Credit Agreement.

The following table summarizes our cash flows for the periods indicated:

	Six Months Ended
	June 30,
(In thousands)	2021	2020
Net cash (used in) provided by:
Operating activities	$(1,917)	$(7,980)
Investing activities	(743)	15,731
Financing activities	3,812	820
Net increase in cash and cash equivalents	$1,152	$8,571

Operating Activities

Net cash used in operating activities during the six months ended June 30, 2021, was $1.9 million, resulting from a net loss of $1.0 million and a net decrease in operating assets and liabilities of $3.7 million, which was partially offset by non-cash net income (loss) adjustments of $2.8 million. The non-cash net income (loss) adjustments consisted primarily of $5.1 million of stock-based compensation expense, $3.6 million in deferred taxes and $1.3 million of depreciation and amortization expense. The uses of cash related to changes in operating assets primarily consisted of increases in inventories of $2.6 million, accounts receivable of $1.2 million, net investment in leases of $1.0 million and income taxes of $0.8 million, partially offset by a decrease in prepaid expenses and other assets of $0.5 million. The changes in operating liabilities consisted of  increases in accrued expenses of $1.7 million and accounts payable of $0.9 million, partially offset by a decrease in accrued payroll and related taxes of $1.2 million.

Net cash used in operating activities during the six months ended June 30, 2020, was $8.0 million, resulting from a net loss of $15.2 million and net decrease in operating assets and liabilities of $7.7 million, which were offset by non-cash net income adjustments of $14.8 million. The non-cash net income adjustments consisted primarily of $5.1 million of stock-based compensation expense, a $4.3 million decrease in deferred taxes, a $4.0 million impairment loss charge related to the write-off of our Airwear wrap product line, and $1.4 million of depreciation and amortization expense. The uses of cash related to changes in operating assets primarily consisted of increases in inventories of $5.9 million, income taxes of $1.6 million, net investment in leases of $0.5 million and prepaid expenses and other assets of $0.3 million, partially offset by a decrease in accounts receivable of $1.2 million. The changes in operating liabilities consisted of increases in accounts payable of $1.6 million and accrued expenses of $1.0 million, offset by a decrease in accrued payroll and related taxes of $3.1 million.

Investing Activities

Net cash used in investing activities during the six months ended June 30, 2021, was $0.7 million, consisting of purchases of property and equipment, and patent costs.

Net cash provided by investing activities during the six months ended June 30, 2020, was $15.7 million, primarily consisting of $16.5 million in proceeds from maturities of marketable securities, partially offset by $0.8 million in purchases of property and equipment and patent costs.

Financing Activities

Net cash provided by financing activities during the six months ended June 30, 2021, was $3.8 million, consisting of $4.9 million in proceeds from exercise of common stock options and the issuance of common stock under the ESPP, partially offset by $1.1 million in taxes paid for the net share settlement of performance and restricted stock units.

Net cash provided by financing activities during the six months ended June 30, 2020, was $0.8 million, consisting of $2.4 million in proceeds from exercise of common stock options and the issuance of common stock under the ESPP, partially offset by $1.6 million in taxes paid for the net share settlement of restricted stock units.

Credit Agreement

On August 3, 2018, we entered into a credit agreement with Wells Fargo Bank, National Association, which was amended by a First Amendment dated February 12, 2019, a Waiver and Second Amendment dated March 25, 2019, and a Third Amendment dated August 2, 2019 (collectively, the “2018 Credit Agreement”). On April 30, 2021, we entered into an Amended and Restated Credit Agreement (the “Restated Credit Agreement”) with the lenders from time to time party thereto, and Wells Fargo Bank, National Association, as Administrative Agent, which expires on April 30, 2024. The Restated Credit Agreement amends and restates in its entirety the 2018 Credit Agreement.  As of June 30, 2021, and the date on which we filed this report, we did not have any outstanding borrowings under the Restated Credit Agreement.

The Restated Credit Agreement provides for a $25 million revolving credit facility, with the ability to increase the amount of the revolving loans available and/or add one or more term loan facilities not to exceed an incremental $30 million in the aggregate, subject to satisfaction of certain conditions.

Our obligations under the Restated Credit Agreement are secured by a security interest in substantially all of our and our subsidiaries’ assets and are also guaranteed by our subsidiaries. The Restated Credit Agreement contains a number of restrictions and covenants, including that we maintain compliance with a maximum leverage ratio and a minimum liquidity covenant. As of June 30, 2021, we were in compliance with all financial covenants under the Restated Credit Agreement.

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

Inflation and changing prices did not have a material effect on our business during the six months ended June 30, 2021, and we do not expect that inflation or changing prices will materially affect our business for at least the next twelve months.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2021. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 30, 2021, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, that occurred during the quarter ended June 30, 2021, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

None.

Item 3. Defaults Upon Senior Securities.

Not applicable.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

The exhibits filed as part of this Quarterly Report on Form 10-Q are set forth on the Exhibit Index below.

EXHIBIT INDEX

Incorporated by Reference
Exhibit				Exhibit	Filed
Number	Description of Exhibit	Form	Date of Filing	Number	Herewith

3.1	Amended and Restated Certificate of Incorporation, as amended through May 9, 2019	8-K	05/09/2019	3.2

3.2	Amended and Restated By-laws, effective March 10, 2021	8-K	03/12/2021	3.1

10.1	Amended and Restated Credit Agreement, dated as of April 30, 2021, by and among Tactile Systems Technology, Inc., the lenders from time to time party thereto and Wells Fargo Bank, National Association, as Administrative Agent	10-Q	05/03/2021	10.1

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) / 15d-14(a) of the Securities Exchange Act of 1934, as amended				X

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) / 15d-14(a) of the Securities Exchange Act of 1934, as amended				X

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X

101.1

The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2021, formatted in Inline XBRL: (i) Balance Sheets, (ii) Statements of Operations, (iii) Statements of Comprehensive Income (Loss), (iv) Statements of Stockholders’ Equity, (v) Statements of Cash Flows, and (vi) Notes to the Condensed Consolidated Financial Statements

X

104.1	Cover page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101.1)				X

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Tactile Systems Technology, Inc.

Date: August 2, 2021	By:	/s/ Brent A. Moen
Brent A. Moen
Chief Financial Officer
(Principal financial and accounting officer)