Form 10-Q
period 2021-09-30
TACTILE SYSTEMS TECHNOLOGY INC
filed 2021-11-08
CIK 1027838

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2021

or

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

19,823,022 shares of common stock, par value $0.001 per share, were outstanding as of November 4, 2021.

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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

Tactile Systems Technology, Inc.
Condensed Consolidated Balance Sheets
(Unaudited)
	September 30,	December 31,
(In thousands, except share and per share data)	2021	2020
Assets
Current assets
Cash and cash equivalents	$22,401	$47,855
Accounts receivable	44,257	43,849
Net investment in leases	12,385	10,708
Inventories	23,830	18,563
Prepaid expenses and other current assets	3,701	2,638
Total current assets	106,574	123,613
Non-current assets
Property and equipment, net	6,458	6,957
Right of use operating lease assets	23,919	20,132
Intangible assets, net	54,970	1,680
Goodwill	31,063	—
Accounts receivable, non-current	12,422	9,433
Deferred income taxes	11,907	10,198
Other non-current assets	2,082	2,074
Total non-current assets	142,821	50,474
Total assets	$249,395	$174,087
Liabilities and Stockholders' Equity
Current liabilities
Accounts payable	$6,192	$4,197
Note payable	2,210	—
Accrued payroll and related taxes	10,322	11,588
Accrued expenses	5,350	4,423
Income taxes payable	1,129	2,658
Operating lease liabilities	2,412	2,006
Other current liabilities	3,694	1,842
Total current liabilities	31,309	26,714
Non-current liabilities
Revolving line of credit, non-current	24,844	—
Note payable, non-current	27,673	—
Earn-out, non-current	6,400	—
Accrued warranty reserve, non-current	3,358	3,235
Income taxes payable, non-current	348	—
Operating lease liabilities, non-current	23,357	19,388
Total non-current liabilities	85,980	22,623
Total liabilities	117,289	49,337

Commitments and Contingencies (see Note 11)

Stockholders’ equity:
Preferred stock, $0.001 par value, 50,000,000 shares authorized; none issued and outstanding as of September 30, 2021 and December 31, 2020	—	—
Common stock, $0.001 par value, 300,000,000 shares authorized; 19,797,723 shares issued and outstanding as of September 30, 2021; 19,492,718 shares issued and outstanding as of December 31, 2020	20	19
Additional paid-in capital	116,346	104,675
Retained earnings	15,740	20,056
Total stockholders’ equity	132,106	124,750
Total liabilities and stockholders’ equity	$249,395	$174,087

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Tactile Systems Technology, Inc.
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands, except share and per share data)	2021	2020	2021	2020
Revenue
Sales revenue	$44,460	$42,573	$124,215	$109,714
Rental revenue	8,037	6,519	22,114	18,173
Total revenue	52,497	49,092	146,329	127,887
Cost of revenue
Cost of sales revenue	13,096	11,558	36,425	30,868
Cost of rental revenue	2,433	2,562	6,501	6,062
Total cost of revenue	15,529	14,120	42,926	36,930
Gross profit
Gross profit - sales revenue	31,364	31,015	87,790	78,846
Gross profit - rental revenue	5,604	3,957	15,613	12,111
Gross profit	36,968	34,972	103,403	90,957
Operating expenses
Sales and marketing	22,231	19,488	61,949	59,856
Research and development	1,409	1,102	3,885	3,891
Reimbursement, general and administrative	14,500	12,539	42,802	37,682
Intangible asset amortization	195	49	294	148
Total operating expenses	38,335	33,178	108,930	101,577
(Loss) income from operations	(1,367)	1,794	(5,527)	(10,620)
Other (expense) income	(120)	(121)	(154)	181
(Loss) income before income taxes	(1,487)	1,673	(5,681)	(10,439)
Income tax expense (benefit)	1,868	(751)	(1,365)	2,294
Net (loss) income	$(3,355)	$2,424	$(4,316)	$(12,733)
Net (loss) income per common share
Basic	$(0.17)	$0.12	$(0.22)	$(0.66)
Diluted	$(0.17)	$0.12	$(0.22)	$(0.66)
Weighted-average common shares used to compute net (loss) income per common share
Basic	19,790,838	19,415,640	19,676,749	19,309,344
Diluted	19,790,838	19,747,365	19,676,749	19,309,344

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Tactile Systems Technology, Inc.
Condensed Consolidated Statements of Comprehensive (Loss) Income
(Unaudited)
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands)	2021	2020	2021	2020
Net (loss) income	$(3,355)	$2,424	$(4,316)	$(12,733)
Other comprehensive loss
Unrealized loss on marketable securities	—	(14)	—	(21)
Income tax related to items of other comprehensive loss	—	(15)	—	(5)
Total other comprehensive loss	—	(29)	—	(26)
Comprehensive (loss) income	$(3,355)	$2,395	$(4,316)	$(12,759)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Tactile Systems Technology, Inc.
Condensed Consolidated Statements of Stockholders’ Equity
(Unaudited)
					Accumulated
			Additional		Other
	Common Stock		Paid-In	Retained	Comprehensive
(In thousands, except share data)	Shares	Par Value	Capital	Earnings	(Loss) Income	Total
Balances, June 30, 2021	19,782,295	$20	$113,601	$19,095	$—	$132,716
Stock-based compensation	—	—	2,588	—	—	2,588
Exercise of common stock options and vesting of performance and restricted stock units	16,366	—	199	—	—	199
Taxes paid for net share settlement of performance and restricted stock units	(938)	—	(42)	—	—	(42)
Comprehensive loss for the period	—	—	—	(3,355)	—	(3,355)
Balances, September 30, 2021	19,797,723	$20	$116,346	$15,740	$—	$132,106

Balances, December 31, 2020	19,492,718	$19	$104,675	$20,056	$—	$124,750
Stock-based compensation	—	—	7,703	—	—	7,703
Exercise of common stock options and vesting of performance and restricted stock units	284,829	1	3,583	—	—	3,584
Taxes paid for net share settlement of performance and restricted stock units	(21,918)	—	(1,157)	—	—	(1,157)
Common shares issued for employee stock purchase plan	42,094	—	1,542	—	—	1,542
Comprehensive loss for the period	—	—	—	(4,316)	—	(4,316)
Balances, September 30, 2021	19,797,723	$20	$116,346	$15,740	$—	$132,106

Balances, June 30, 2020	19,411,404	$19	$97,818	$5,519	$29	$103,385
Stock-based compensation	—	—	3,164	—	—	3,164
Exercise of common stock options and vesting of performance and restricted stock units	14,322	—	214	—	—	214
Taxes paid for net share settlement of performance and restricted stock units	(1,047)	—	(39)	—	—	(39)
Comprehensive income for the period	—	—	—	2,424	(29)	2,395
Balances, September 30, 2020	19,424,679	$19	$101,157	$7,943	$—	$109,119

Balances, December 31, 2019	19,152,715	$19	$91,874	$20,676	$26	$112,595
Stock-based compensation	—	—	8,288	—	—	8,288
Exercise of common stock options and vesting of performance and restricted stock units	259,406	—	762	—	—	762
Taxes paid for net share settlement of performance and restricted stock units	(31,095)	—	(1,592)	—	—	(1,592)
Common shares issued for employee stock purchase plan	43,653	—	1,825	—	—	1,825
Comprehensive loss for the period	—	—	—	(12,733)	(26)	(12,759)
Balances, September 30, 2020	19,424,679	$19	$101,157	$7,943	$—	$109,119

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Tactile Systems Technology, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended September 30,
(In thousands)	2021	2020
Cash flows from operating activities
Net loss	$(4,316)	$(12,733)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,150	2,102
Net amortization of premiums and discounts on securities available-for-sale	—	(91)
Deferred income taxes	(1,709)	3,934
Stock-based compensation expense	7,703	8,288
Gain on other investments and maturities of marketable securities	—	10
Impairment losses	—	4,025
Loss on disposal of property and equipment	7	—
Changes in assets and liabilities, net of acquisition:
Accounts receivable	(408)	(2,589)
Net investment in leases	(1,677)	(1,304)
Inventories	(3,641)	(3,538)
Income taxes	(1,181)	773
Prepaid expenses and other assets	(1,133)	(1,553)
Right of use operating lease assets	588	509
Medicare accounts receivable, non-current	(2,989)	(2,916)
Accounts payable	1,995	938
Accrued payroll and related taxes	(1,266)	766
Accrued expenses and other liabilities	2,902	1,134
Net cash used in operating activities	(2,975)	(2,245)
Cash flows from investing activities
Proceeds from maturities of securities available-for-sale	—	22,500
Payments related to acquisition	(79,829)	—
Purchases of property and equipment	(1,221)	(1,623)
Intangible assets costs	(187)	(163)
Other investments	—	(30)
Net cash (used in) provided by investing activities	(81,237)	20,684
Cash flows from financing activities
Proceeds from issuance of note payable	30,000	—
Proceeds from revolving line of credit	25,000	—
Payment of deferred debt issuance costs	(211)	—
Taxes paid for net share settlement of performance and restricted stock units	(1,157)	(1,592)
Proceeds from exercise of common stock options	3,584	762
Proceeds from the issuance of common stock from the employee stock purchase plan	1,542	1,825
Net cash provided by financing activities	58,758	995
Net (decrease) increase in cash and cash equivalents	(25,454)	19,434
Cash and cash equivalents – beginning of period	47,855	22,770
Cash and cash equivalents – end of period	$22,401	$42,204

Supplemental cash flow disclosure
Cash paid for taxes	$1,541	$475
Capital expenditures incurred but not yet paid	$—	$41

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Tactile Systems Technology, Inc.

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

Note 1. Nature of Business and Operations

Tactile Systems Technology, Inc. (“we,” “us,” and “our”) is the sole manufacturer and distributor of the Flexitouch® and Entre™ systems, medical devices that help control symptoms of lymphedema, a chronic and progressive medical condition. We provide these products through our direct sales force for use in the home and sell or rent them through vascular, wound and lymphedema clinics throughout the United States.

On September 8, 2021, we acquired the assets of the AffloVest respiratory therapy business (“AffloVest Acquisition”) from International Biophysics Corporation (“IBC”), a privately-held company which developed and manufactures AffloVest. AffloVest is a portable, wearable vest that treats patients with chronic respiratory conditions. The device is sold through home medical equipment and durable medical equipment providers throughout the United States.

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

The results for the nine months ended September 30, 2021, are not necessarily indicative of results to be expected for the year ending December 31, 2021, or for any other interim period or for any future year. The condensed consolidated interim financial statements should be read in conjunction with the audited financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2020.

Principles of Consolidation

The accompanying unaudited condensed consolidated financial statements include the accounts of Tactile Systems Technology, Inc. and its wholly owned subsidiary, Swelling Solutions, Inc. All intercompany balances and transactions have been eliminated in consolidation.

Risks and Uncertainties

Coronavirus (COVID-19)

The United States economy in general and our business specifically have been negatively affected by the COVID-19 pandemic. We have seen adverse impacts as it relates to the decline in the number of patients that healthcare facilities and clinics are able to treat due to enhanced safety protocols, particularly during 2020 and the first quarter of 2021. While we saw some level of recovery in the second quarter of 2021, the third quarter was negatively impacted by the prolonged recovery from COVID-19 and increased Delta variant cases during the period, which resulted in restricted access to clinics and hospitals and disrupted the recovery in patient visits versus the pre-COVID environment. There are no reliable estimates of how long the pandemic will last, whether any recovery will be sustained or will reverse course, the severity of any resurgence of COVID-19 or variant strains of the virus, the effectiveness of vaccines and attitudes towards receiving them, or what ultimate effects the pandemic will have. For that reason, we are unable to reasonably estimate the long-term impact of the pandemic on our business at this time. Since the onset of COVID-19, we have remained proactive to ensure we continue to adapt to the needs of our employees, clinicians and patients.

We cannot assure you that these changes to our processes and practices will be successful in mitigating the impact of COVID-19 on our business. We continue to evaluate and, if appropriate, will adopt other measures in the future related to the ongoing safety of our employees, clinicians and patients.

In addition, we are closely monitoring mandatory vaccination requirements and related evolving guidance that is or may be applicable to us, including in our capacity as a U.S. government contractor. See See Part II, Item 1A. “Risk Factors” in this Form 10-Q for additional information about vaccine mandates and potential risks related thereto.

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

Note 3. Summary of Significant Accounting Policies

Significant Accounting Policies

There were no material changes in our significant accounting policies during the nine months ended September 30, 2021, except as set forth below. See Note 3 – “Summary of Significant Accounting Policies” to the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2020, for information regarding our significant accounting policies.

Business Segments

We operate and report in only one operating and reportable segment. Our chief operating decision maker does not use financial information below revenue to allocate resources.

Goodwill

Goodwill represents the excess of the purchase price paid over the estimated fair value of the net assets acquired and liabilities assumed in the acquisition of a business. Goodwill is not amortized, but is tested for impairment at least annually or on an interim basis if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying value. We plan to perform our annual assessment of goodwill for impairment as of July 1st of each fiscal year. See Note 7 – “Goodwill and Intangible Assets” for additional information.

Revenue Recognition for AffloVest

The AffloVest device is sold through home medical equipment and durable medical equipment providers (collectively, "distributors"). Revenue is recognized when control of the promised goods or services is transferred to the distributors, in an amount that reflects the consideration we expect to be entitled to in exchange for transferring those goods or providing services. We account for a contract when it has approval and commitment from both parties, the rights of the parties are identified, payment terms are identified, the contract has commercial substance and collectability of consideration is probable. When determining whether the distributor has obtained control of the goods or services, we consider any future performance obligations. Generally, there is no post-shipment obligation on products sold other than warranty obligations in the normal and ordinary course of business.

In general, revenue from the sale of the AffloVest product is recognized at shipment, unless circumstances dictate that control has not yet passed to the distributor.

Certain of our contracts include volume-based incentives which involve rebates that are negotiated at or prior to the time of sale with the customer and are redeemable only if the customer achieves a specified cumulative level of sales or sales increase. Under these incentive programs, at the time of sale, we determine the most likely amount of the rebate to be paid based on forecasted sales levels. These forecasts are updated at least quarterly for each customer, and the transaction price is reduced for the anticipated cost of the rebate. If the forecasted sales for a customer change, the accrual for rebates is adjusted to reflect the new rebates expected to be earned by the customer.

Amounts billed to customers for shipping and handling activities after the customer obtains control are treated as a promised service performance obligation and recorded in revenue in the accompanying Consolidated Statements of Operations. Shipping and handling costs incurred for the delivery of goods to customers are considered a cost to fulfill the contract and are included in cost of revenue sold in the accompanying Consolidated Statements of Operations.

For a description of our revenue recognition policies related to our Flexitouch and Entre systems, see Note 3 – “Summary of Significant Accounting Policies” to the consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2020.

Accounting Pronouncement Not Yet Adopted

In March 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2020-04, “Reference Rate Reform (Topic 848) — Facilitation of the Effect of Reference Rate Reform on Financial Reporting” (“ASU 2020-04”), addressing the discontinuation of LIBOR, a widely used reference rate for pricing financial products. The ASU is intended to provide optional expedients and exceptions if certain criteria are met when accounting for contracts, hedging relationships and other transactions that reference LIBOR, or another reference rate expected to be discontinued because of reference rate reform. The application and adoption requirements of ASU 2020-04 are optional until December 31, 2022 and vary based on expedients elected. We have not elected any expedients to date and are currently evaluating any potential future impacts on the condensed consolidated financial statements.

Recently Adopted Accounting Pronouncements

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

In June 2016, the FASB issued ASU No. 2016-13, “Financial Instruments — Credit Losses” (“ASU 2016-13”), which introduced a new model for recognizing credit losses on financial instruments based on an estimate of the current expected credit losses. The new current expected credit losses (“CECL”) model generally calls for the immediate recognition of all expected credit losses and applies to financial instruments and other assets, including accounts receivable and other financial assets measured at amortized cost, debt securities and other financial assets. This guidance replaced the previous incurred loss model for measuring expected credit losses and requires expected losses on available-for-sale debt securities to be recognized through an allowance for credit losses rather than as reductions in the amortized cost of the securities. We adopted ASU 2016-13 as of January 1, 2020, and it did not have an impact on the consolidated financial statements at that time. In connection with the AffloVest Acquisition, it was determined CECL did not have a material financial impact on the receivables related to the durable medical equipment channel.

Note 4. Acquisitions

On September 8, 2021, we entered into an Asset Purchase Agreement (“AffloVest APA”) to acquire the AffloVest therapy business from International Biophysics Corporation. Under the terms of the AffloVest APA, we agreed to pay IBC a total of up to $100.0 million for the purchase of substantially all of the assets related to its branded high frequency chest wall oscillation vest therapy business, other than specifically identified excluded assets. We acquired AffloVest to further expand our position as a leader in treating patients with underserved chronic conditions in the home. The acquired assets included inventory, tooling, intellectual property, permits and approvals, data and records, and customer and supplier information. At closing, $80.0 million of the purchase price was paid, of which a total of $0.5 million was deposited into an escrow account at closing for purposes of satisfying certain post-closing purchase price adjustments and indemnification claims. Subsequent to closing, $0.2 milion was returned to us as a result of working capital adjustments. The AffloVest acquisition was funded through a combination of cash on hand and proceeds from borrowings.

Two earn-out payments of up to $10.0 million each are potentially due to IBC under the AffloVest APA depending on the achievement of specified revenue targets, as follows:

●	Initial Earn-Out: Equal to 1.5 times the amount by which the AffloVest business’ U.S. revenues in the period from October 1, 2021 to September 30, 2022 (the “Initial Earn-Out Period”) exceed a specified amount; provided that in no event will the payment exceed $10.0 million; and
●	Second Earn-Out: Equal to 1.5 times the amount by which the AffloVest business’ U.S. revenues in the period from October 1, 2022 to September 30, 2023 exceed the revenues recognized during the Initial Earn-Out Period; provided that in no event will the payment exceed $10.0 million.

This liability was recorded on the Condensed Consolidated Balance Sheet at September 30, 2021 in the line item Earn-out, non-current, at an acquisition-date fair value of $6.4 million. The fair value of the earn-out, reflecting management’s estimate of the likelihood of achieving these targets, was determined by employing a Monte Carlo Simulation model. This amount will be re-measured at the end of each reporting period until the payment requirement ends, with any adjustments reported in income from operations.

On the date of AffloVest Acquisition, we allocated the assets acquired based on an estimate of their fair values. The following table summarizes the purchase price allocation:

(In millions)	Allocated Fair Value
Inventories	$1.6
Property and equipment(1)	—
Intangible assets	53.5
Goodwill	31.1
Purchase price	$86.2

(1)	The purchase price included less than $0.1 million of property and equipment.

The goodwill reflects expected synergies of combining the acquired products and customer information with our existing operations, and is deductible for tax purposes over 15 years.

The following table reflects the allocation of purchase price to the acquired intangible assets and related estimated useful lives:

(In millions)	Allocated Fair Value	Estimated Useful Life
Customer relationships	$31.0	13 years
Developed technology	13.0	11 years
Tradenames	9.5	Indefinite
Total intangible assets	$53.5

The weighted-average amortization period of the acquired intangible assets was 12.3 years.

The fair market valuations associated with the assets acquired fall within Level 3 of the fair value hierarchy, due to the use of significant unobservable inputs to determine fair value. The fair value measurements were calculated using unobservable inputs, primarily using the income approach, specifically the discounted cash flow method. The amount and timing of future cash flows within our analysis was based on our due diligence models, most recent operational budgets, long-range strategic plans and other estimates.

Transaction costs, such as legal and other costs, related to the acquisition aggregated approximately $0.8 million. These costs have been expensed as incurred and are included in reimbursement, general and administrative expenses in our Condensed Consolidated Statements of Operations.

The Condensed Consolidated Statements of Operations reflect the AffloVest operations beginning September 9, 2021. The following unaudited pro forma information for the three and nine months ended September 30, 2021 and the three and nine months ended September 30, 2020 presents the revenues and net income assuming the acquisition of AffloVest had occurred as of January 1, 2020. This information has been prepared for comparative purposes only and is not indicative of what actual results would have been if the acquisition had taken place at the beginning of fiscal 2020, or of future results.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands)	2021	2020	2021	2020
Total revenue	$56,249	$53,068	$157,686	$139,130
Net income (loss)	$628	$(309)	$1,369	$1,770

These pro forma results include certain adjustments, primarly due to increases in amortization expense due to fair value adjustments of intangible assets, increases in interest expense due to additional borrowings incurred to finance the acquisition and amortization of debt issuance costs incurred to finance the transaction, acquisition related costs including transaction costs such as legal, accounting, valuation and other professional services, and related tax effects.

Note 5. Marketable Securities

There were no investments in marketable securities at September 30, 2021 and December 31, 2020.

There were no net pre-tax unrealized gains for marketable securities at September 30, 2021. There were no sales of marketable securities during the nine months ended September 30, 2021.

There were no marketable securities in an unrealized loss position at September 30, 2021 and December 31, 2020.

Note 6. Inventories

Inventories consisted of the following:

(In thousands)	At September 30, 2021	At December 31, 2020
Finished goods	$9,607	$7,129
Component parts and work-in-process	14,223	11,434
Total inventories	$23,830	$18,563

Note 7. Goodwill and Intangible Assets

Goodwill

In the third quarter of fiscal 2021, we completed the AffloVest Acqusition. The purchase price of the AffloVest business exceeded the net acquisition-date estimated fair value amounts of the identifiable assets acquired and the liabilities assumed by $31.1 million, which was assigned to goodwill.

Intangible Assets

Our patents and other intangible assets are summarized as follows:

	Weighted-	At September 30, 2021
	Average	Gross
	Amortization	Carrying	Accumulated	Net
(In thousands)	Period	Amount	Amortization	Amount
Definite-lived intangible assets:
Patents	12 years	$537	$97	$440
Defensive intangible assets	3 years	1,125	550	575
Customer accounts	2 years	125	82	43
Customer relationships	13 years	31,000	146	30,854
Developed technology	11 years	13,000	72	12,928
Subtotal		45,787	947	44,840
Unamortized intangible assets:
Tradenames		9,500	—	9,500
Patents pending		630	—	630
Total intangible assets		$55,917	$947	$54,970

	Weighted-	At December 31, 2020
	Average	Gross
	Amortization	Carrying	Accumulated	Net
(In thousands)	Period	Amount	Amortization	Amount
Definite-lived intangible assets:
Patents	11 years	$413	$65	$348
Defensive intangible assets	4 years	1,125	421	704
Customer accounts	2 years	125	63	62
Subtotal		1,663	549	1,114
Unamortized intangible assets:
Patents pending		566	—	566
Total intangible assets		$2,229	$549	$1,680

Amortization expense was $0.3 million and $0.1 million for the three months ended September 30, 2021 and 2020, respectively, and $0.4 million and $0.3 million for the nine months ended September 30, 2021 and 2020, respectively. Future amortization expenses are expected as follows:

(In thousands)
2021 (October 1 - December 31)	$953
2022	3,811
2023	3,781
2024	3,759
2025	3,669
Thereafter	28,867
Total	$44,840

Note 8. Accrued Expenses

Accrued expenses consisted of the following:

(In thousands)	At September 30, 2021	At December 31, 2020
Warranty	$1,779	$1,606
In-transit inventory	1,341	634
Legal and consulting	985	882
Travel	552	545
Clinical studies	135	67
Sales and use tax	109	193
Other	449	496
Total	$5,350	$4,423

Note 9. Warranty Reserves

The activity in the warranty reserve during and as of the end of the reporting periods presented was as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands)	2021	2020	2021	2020
Beginning balance	$5,117	$4,208	$4,841	$3,759
Warranty provision	624	820	2,080	2,097
Processed warranty claims	(604)	(514)	(1,784)	(1,342)
Ending balance	$5,137	$4,514	$5,137	$4,514

Accrued warranty reserve, current	$1,779	$1,443	$1,779	$1,443
Accrued warranty reserve, non-current	3,358	3,071	3,358	3,071
Total accrued warranty reserve	$5,137	$4,514	$5,137	$4,514

Note 10. Credit Agreement

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

On September 8, 2021, we entered into a First Amendment Agreement (the “Amendment”), which amends the Restated Credit Agreement (as amended by the Amendment, the “Credit Agreement”) with the lenders from time to time party thereto and Wells Fargo Bank, National Association, as administrative agent. The Amendment, among other things, adds a $30.0 million incremental term loan to the $25.0 million revolving credit facility provided by the Restated Credit Agreement. The term loan is reflected on our condensed consolidated financial statements as a note payable. The term loan and the revolving credit facility mature on September 8, 2024. The Credit Agreement provides that, subject to satisfaction of certain conditions, we may increase the amount of the revolving loans available under the Credit Agreement and/or add one or more term loan facilities in an amount not to exceed $25.0 million in the aggregate, such that the total aggregate principal amount of loans available under the Credit Agreement (including under the revolving credit facility) does not exceed $80.0 million.

On September 8, 2021, in connection with the closing of the AffloVest Acquisition, we borrowed the $30.0 million term loan and utilized that borrowing, together with a draw of $25.0 million under the revolving credit facility and cash on hand, to fund the purchase price.

The principal of the term loan is required to be repaid in quarterly installments of $750,000 commencing January 7, 2022, through July 8, 2024, with the remaining outstanding balance due on September 8, 2024.

The term loan and amounts drawn under the revolving credit facility bear interest, at our option, at a rate equal to (a) the highest of (i) the prime rate, (ii) the federal funds rate plus 0.50% and (iii) LIBOR for an interest period of one month plus 1% (the “Base Rate”) plus an applicable margin or (b) LIBOR for an interest period of one, three or six months, at our option, plus the applicable margin. The applicable margin is 0.75% to 2.25% on loans bearing interest at the Base Rate and 1.75% to 3.25% on loans bearing interest at LIBOR, in each case depending on our consolidated total leverage ratio. At September 30, 2021, all outstanding borrowings were subject to interest at a rate calculated at LIBOR plus an applicable margin equaling 2.8%. Undrawn portions of the revolving credit facility are subject to an unused line fee at a rate per annum from 0.300% to 0.375%, depending on our consolidated total leverage ratio.

Maturities of the term loan for the next three years as of September 30, 2021, are as follows:

(In thousands)	Amount
2021 (October 1 - December 31)	$—
2022	3,000
2023	3,000
2024	24,000
Total	$30,000

Our obligations under the Credit Agreement are secured by a security interest in substantially all of our and our subsidiaries’ assets and are also guaranteed by our subsidiaries. The Credit Agreement contains a number of restrictions and covenants, including that we maintain compliance with a maximum leverage ratio, minimum fixed charge coverage ratio and a minimum consolidated EBITDA covenant. As of September 30, 2021, we were in compliance with all financial covenants under the Credit Agreement.

Note 11. Commitments and Contingencies

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

Buildings

We lease certain office and warehouse space at various locations in the United States where we provide services. These leases are typically greater than one year with fixed, escalating rents over the noncancelable terms and, therefore, ROU operating lease assets and operating lease liabilities are recorded on the Condensed Consolidated Balance Sheet, with rent expense to be recognized on a straight-line basis over the term of the lease. The remaining lease terms vary from approximately one to nine years as of September 30, 2021.

We entered into a lease (“initial lease”) in October 2018, for approximately 80,000 square feet of office space for our new corporate headquarters in Minneapolis, Minnesota. In December 2018, we amended the initial lease to add approximately 29,000 square feet of additional office space, which is accounted for as a separate lease (“second lease”) in accordance with ASU No. 2016-02, “Leases” (Topic 842) (“ASC 842”). In December 2019, we further amended the lease which extended the expiration date of the initial lease, extended the expiration date of and added approximately 4,000 square feet to the second lease, as well as added approximately 37,000 square feet of additional office space, accounted for as a separate lease (“third lease”) in accordance with ASC 842. The portion of the space covered under the initial lease was placed in service in September 2019. This portion was recognized as an operating lease and included in the ROU operating lease assets and operating lease liabilities on the Condensed Consolidated Balance Sheets. The portion of the space covered under the second lease commenced in September 2020. Finally, the portion of the space covered under the third lease commenced in September 2021.

Vehicles

We lease vehicles for certain members of our field sales organization under a vehicle fleet program whereby the initial, noncancelable lease is for a term of 367 days, thus more than one year. Subsequent to the initial term, the lease becomes a month-to-month, cancelable lease. As of September 30, 2021, we had approximately 45 vehicles with agreements within the initial, noncancelable lease term that are recorded as ROU operating lease assets and operating lease liabilities. In addition to monthly rental fees specific to the vehicle, there are fixed monthly nonlease components that have been included in the ROU operating lease assets and operating lease liabilities. The nonlease components are not significant.

Computer and Office Equipment

We also have operating lease agreements for certain computer and office equipment. The remaining lease terms as of September 30, 2021, ranged from less than one year to approximately four years with fixed monthly payments that are included in the ROU operating lease assets and operating lease liabilities. The leases provide an option to purchase the related equipment at fair market value at the end of the lease. The leases will automatically renew as a month-to-month rental at the end of the lease if the equipment is not purchased or returned.

Lease Position, Undiscounted Cash Flow and Supplemental Information

The table below presents information related to our ROU operating lease assets and operating lease liabilities that we have recorded:

(In thousands)	At September 30, 2021	At December 31, 2020
Right of use operating lease assets	$23,919	$20,132

Operating lease liabilities:
Current	$2,412	$2,006
Non-current	23,357	19,388
Total	$25,769	$21,394

Operating leases:
Weighted average remaining lease term	8.9 years	9.4 years
Weighted average discount rate	4.2%	4.4%

	Nine Months Ended September 30,
	2021	2020
Supplemental cash flow information for our operating leases:
Cash paid for operating lease liabilities	$2,411	$1,849
Non-cash right of use assets obtained in exchange for new operating lease obligations	$6,146	$6,664

The table below reconciles the undiscounted cash flows under the operating lease liabilities recorded on the Condensed Consolidated Balance Sheet for the periods presented:

(In thousands)
2021 (October 1 - December 31)	$908
2022	3,345
2023	3,274
2024	3,260
2025	3,359
Thereafter	16,653
Total minimum lease payments	30,799
Less: Amount of lease payments representing interest	(5,030)
Present value of future minimum lease payments	25,769
Less: Current obligations under operating lease liabilities	(2,412)
Non-current obligations under operating lease liabilities	$23,357

As of September 30, 2021, we have additional lease commitments of $0.8 million related to amendments to existing building leases that have not yet commenced. As the lessee we are involved in providing guidance to the lessor for related improvements, however these improvements are managed and owned by the lessor.

Operating lease costs were $0.9 million and $0.8 million for the three months ended September 30, 2021 and 2020, respectively. Operating lease costs were $2.6 million and $2.1 million for the nine months ended September 30, 2021 and 2020, respectively.

Major Vendors

We had purchases from two vendors that accounted for 36% of our total purchases for the three months ended September 30, 2021. We had purchases from one vendor that accounted for 24% of our total purchases for the nine months ended September 30, 2021. We had purchases from two vendors that accounted for 31% and 33% of our total purchases for the three and nine months ended September 30, 2020, respectively.

Purchase Commitments

We issued purchase orders prior to September 30, 2021, totaling $28.4 million for goods that we expect to receive within the next year.

Retirement Plan

We maintain a 401(k) retirement plan for our employees in which eligible employees can contribute a percentage of their pre-tax compensation. We recorded an expense related to our discretionary contributions to the 401(k) plan of $0.3 million and $0.1 million for the three months ended September 30, 2021 and 2020, respectively, and $0.9 million and $0.2 million for the nine months ended September 30, 2021 and 2020, respectively.

Legal Proceedings

From time to time, we are subject to various claims and legal proceedings arising in the ordinary course of business. Regardless of outcome, litigation can have an adverse impact on us because of defense and settlement costs, diversion of management resources, and other factors.

On February 13, 2019, we were served with a sealed amended complaint venued in the United States District Court for the Southern District of Texas, Houston Division, captioned United States ex rel Veterans First Medical Supply, LLC vs. Tactile Medical Systems Technology, Inc., Case No. 18-2871, which had been filed on January 23, 2019. The complaint is a qui tam action on behalf of the United States brought by one of our competitors. The United States has declined to intervene in this action. The complaint alleges that we violated the Federal Anti-Kickback Statute and the Federal False Claims Act, claiming that we submitted false claims and made false statements in connection with the Medicare and Medicaid programs, and that we engaged in unlawful retaliation in violation of the Federal False Claims Act. The complaint seeks damages, statutory penalties, attorneys’ fees, treble damages and costs. We filed a motion to dismiss on April 5, 2019. This motion was denied on February 21, 2020. On March 6, 2020, we filed our answer to the complaint and asserted counterclaims. On May 7, 2020, the plaintiff filed a motion to dismiss our counterclaims. On September 8, 2020, we filed a motion for Partial Summary Judgment. On January 2, 2021, the plaintiff filed a motion for Partial Summary Judgment. These motions were decided on March 29, 2021, wherein the court denied plaintiff’s motion to dismiss our counterclaims; granted our motion for Partial Summary Judgment and dismissed Counts I (standalone/direct violation of the Federal Anti-Kickback Statute) and III (violation of the retaliation provision of the Federal False Claims Act) of the complaint; and denied plaintiff’s motion for Partial Summary Judgment.  As a result, the remaining allegations consist of those in Count II (violations of the Federal False Claims Act) of the complaint. On August 13, 2021, we filed a motion for summary judgement on the remaining Count II. Plaintiff filed a motion for summary judgement on the counterclaims. These motions are currently pending. We believe the plaintiff’s remaining allegations are without merit and we intend to continue to vigorously defend against the lawsuit.

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

Note 12. Stockholders' Equity

Stock-Based Compensation

Our 2016 Equity Incentive Plan (the “2016 Plan”) authorizes us to grant stock options, stock appreciation rights, restricted stock, stock units and other stock-based awards to employees, non-employee directors and certain consultants and advisors. There were up to 4,800,000 shares of our common stock initially reserved for issuance pursuant to the 2016 Plan. The 2016 Plan provides that the number of shares reserved and available for issuance under the 2016 Plan will automatically increase annually on January 1 of each calendar year, commencing in 2017 and ending on and including January 1, 2026, by an amount equal to the lesser of: (a) 5% of the number of common shares of stock outstanding as of December 31 of the immediately preceding calendar year, or (b) 2,500,000 shares; provided, however, that our Board of Directors may determine that any annual increase be a lesser number. In addition, all awards granted under our 2007 Omnibus Stock Plan and our 2003 Stock Option Plan that were outstanding when the 2016 Plan became effective and that are forfeited, expired, cancelled, settled for cash or otherwise not issued, will become available for issuance under the 2016 Plan. Pursuant to the automatic increase feature of the 2016 Plan, 972,591 and 952,697 shares were added as available for issuance thereunder on January 1, 2021 and 2020, respectively. As of September 30, 2021, 6,366,806 shares were available for future grant pursuant to the 2016 Plan.

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

We recorded stock-based compensation expense of $2.6 million and $3.2 million for the three months ended September 30, 2021 and 2020, respectively, and $7.7 million and $8.3 million for the nine months ended September 30, 2021 and 2020, respectively. This expense was allocated as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands)	2021	2020	2021	2020
Cost of revenue	$171	$171	$455	$358
Sales and marketing expenses	1,081	1,436	2,979	3,915
Research and development expenses	68	87	224	269
Reimbursement, general and administrative expenses	1,268	1,470	4,045	3,746
Total stock-based compensation expense	$2,588	$3,164	$7,703	$8,288

Stock Options

Stock options issued to participants other than non-employees typically vest over three or four years and typically have a contractual term of seven or ten years. Stock-based compensation expense included in the Condensed Consolidated Statements of Operations for stock options was $1.0 million and $1.1 million for the three months ended September 30, 2021 and 2020, respectively, and $3.3 million and $3.0 million for the nine months ended September 30, 2021 and 2020, respectively. At September 30, 2021, there was approximately $6.4 million of total unrecognized pre-tax stock option expense under our equity compensation plans, which is expected to be recognized on a straight-line basis over a weighted-average period of 1.9 years.

Our stock option activity for the nine months ended September 30, 2021, was as follows:

		Weighted-	Weighted-
		Average	Average	Aggregate
	Options	Exercise Price	Remaining	Intrinsic
(In thousands except options and per share data)	Outstanding	Per Share (1)	Contractual Life	Value (2)
Balance at December 31, 2020	1,039,709	$36.43	5.6 years	$13,381
Granted	174,755	$50.88
Exercised	(138,586)	$25.85		$3,863
Forfeited	(68,797)	$48.64
Cancelled/Expired	(30,005)	$61.13
Balance at September 30, 2021	977,076	$38.90	5.2 years	$10,208

Options exercisable at September 30, 2021	508,184	$30.45	4.4 years	$9,229

(1)	The exercise price of each option granted during the period shown was equal to the market price of the underlying stock on the date of grant.
(2)	The aggregate intrinsic value of options exercised represents the difference between the exercise price of the option and the closing stock price of our common stock on the date of exercise. The aggregate intrinsic value of options outstanding represents the difference between the exercise price of the option and the closing stock price of our common stock on the last trading day of the period.

Options exercisable of 461,138 as of September 30, 2020, had a weighted-average exercise price of $23.35 per share.

Time-Based Restricted Stock Units

We have granted time-based restricted stock units to certain participants under the 2016 Plan that are stock-settled with common shares. Time-based restricted stock units granted under the 2016 Plan vest over one to three years. Stock-based compensation expense included in the Condensed Consolidated Statements of Operations for time-based restricted stock units was $1.2 million and $1.4 million for the three months ended September 30, 2021 and 2020, respectively, and $3.7 million and $4.0 million for the nine months ended September 30, 2021 and 2020, respectively. At September 30, 2021, there was approximately $6.6 million of total unrecognized pre-tax compensation expense related to outstanding time-based restricted stock units that is expected to be recognized over a weighted-average period of 1.9 years.

Our time-based restricted stock unit activity for the nine months ended September 30, 2021, was as follows:

		Weighted-
		Average Grant	Aggregate
	Units	Date Fair Value	Intrinsic
(In thousands except unit and per unit data)	Outstanding	Per Unit	Value (1)
Balance at December 31, 2020	211,469	$48.29	$9,503
Granted	91,001	$51.56
Vested	(94,517)	$47.99
Cancelled	(24,161)	$51.29
Balance at September 30, 2021	183,792	$49.66	$8,170

Deferred and unissued at September 30, 2021(2)	6,469	$38.94	$288

(1)	The aggregate intrinsic value of restricted stock units outstanding was based on our closing stock price on the last trading day of the period.
(2)	For the nine months ended September 30, 2021, there were no restricted stock units granted to non-employee directors in lieu of their quarterly cash retainer payments. As of September 30, 2021, there were 6,469 outstanding restricted stock units that had been previously granted to non-employee directors in lieu of their quarterly cash retainer payments.

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

Stock-based compensation expense recognized for PSUs was an expense of $0.2 million and $0.4 million for the three months ended September 30, 2021 and 2020, respectively, and less than $0.1 million and $0.5 million for the nine months ended September 30, 2021 and 2020, respectively. The stock-based compensation expense for the nine months ended September 30, 2021 reflected a $0.5 million benefit due to a change in the estimated payout associated with PSUs granted in 2020 being below the minimum performance target threshold level, as defined, partially offset by an expense of $0.5 million related to the PSUs granted in 2018 and 2021. At September 30, 2021, there was approximately $1.5 million of total unrecognized pre-tax compensation expense related to outstanding PSUs that is expected to be recognized over a weighted average period of 2.4 years.

Our performance-based restricted stock unit activity for the nine months ended September 30, 2021, was as follows:

	Performance-	Weighted-
	Based	Average Grant	Aggregate
	Units	Date Fair Value	Intrinsic
(In thousands except unit and per unit data)	Outstanding	Per Unit	Value (1)
Balance at December 31, 2020	79,303	$47.83	$3,564
Granted	39,419	$51.82
Vested	(34,159)	$33.98
Cancelled	(23,936)	$65.43
Balance at September 30, 2021	60,627	$51.28	$2,695

(1)	The aggregate intrinsic value of performance-based restricted stock units outstanding was based on our closing stock price on the last trading day of the period.

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

A total of 1,600,000 shares of common stock was initially reserved for issuance under the ESPP. This share reserve will automatically be supplemented each January 1, commencing in 2017 and ending on and including January 1, 2026, by an amount equal to the least of (a) 1% of the shares of our common stock outstanding on the immediately preceding December 31, (b) 500,000 shares or (c) such lesser amount as our Board of Directors may determine. Pursuant to the automatic increase feature of the ESPP, 194,518 and 190,539 shares were added as available for issuance thereunder on January 1, 2021 and 2020, respectively. As of September 30, 2021, 1,740,328 shares were available for future issuance under the ESPP. We recognized stock-based compensation expense associated with the ESPP of $0.2 million and $0.3 million for the three months ended September 30, 2021 and 2020, respectively, and $0.6 million and $0.8 million for the nine months ended September 30, 2021 and 2020, respectively.

Note 13. Revenue

We derive our revenue from the sale and rental of our products to our customers in the United States. The following table presents our revenue, inclusive of sales and rental revenue, disaggregated by product categories:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands)	2021	2020	2021	2020
Revenue
Flexitouch system	$44,014	$42,908	$126,544	$112,621
Entre system	7,622	6,184	18,924	15,266
AffloVest	861	—	861	—
Total	$52,497	$49,092	$146,329	$127,887

Percentage of total revenue
Flexitouch system	84%	87%	86%	88%
Entre system	14%	13%	13%	12%
AffloVest	2%	— %	1%	— %
Total	100%	100%	100%	100%

Our revenue by channel, inclusive of sales and rental revenue, for the three and nine months ended September 30, 2021 and 2020, are summarized in the following table:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands)	2021	2020	2021	2020
Private insurers and other payers	$36,034	$34,554	$99,665	$90,459
Veterans Administration	6,737	6,788	19,905	18,168
Medicare	8,865	7,750	25,898	19,260
Durable medical equipment distributors	861	—	861	—
Total	$52,497	$49,092	$146,329	$127,887

Our rental revenue is derived from rent-to-purchase arrangements that typically range from three to ten months. As title transfers to the patient, with whom we have the contract, upon the termination of the lease term and because collectability is probable, under ASC 842, these are recognized as sales-type leases. Each rental agreement contains two components, the controller and related garments, both of which are interdependent and recognized as one lease component.

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

Rental revenue for the three and nine months ended September 30, 2021 and 2020, was primarily from private insurers. Sales-type lease revenue and the associated cost of revenue for the three and nine months ended September 30, 2021 and 2020, was:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2021	2020	2021	2020
Sales-type lease revenue	$8,037	$6,519	$22,114	$18,173
Cost of sales-type lease revenue	2,433	2,562	6,501	6,062
Gross profit	$5,604	$3,957	$15,613	$12,111

Note 14. Income Taxes

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

The effective tax rate for the three months ended September 30, 2021, was an expense of 126%, compared to a benefit of 55% for the three months ended September 30, 2020. The primary driver of the change in our effective tax rate is primarily attributable to a change in projected taxable income. We recorded an income tax expense of $1.9 million and a benefit of $0.8 million for the three months ended September 30, 2021 and 2020, respectively.

The effective tax rate for the nine months ended September 30, 2021, was a benefit of 24%, compared to an expense of 17% for the nine months ended September 30, 2020. The primary driver of the change in our effective tax rate is attributable to recording a benefit in the nine months ended September 30, 2021, to recognize a tax credit for a research and development credit study conducted for tax years 2017-2020 as well as a change in deductibility of business meals to 100% in 2021 compared to 50% in 2020. We recorded an income tax benefit of $1.4 million and an expense of $2.3 million for the nine months ended September 30, 2021 and 2020, respectively.

We recognize the financial statement benefit of a tax position only after determining that the relevant tax authority is more-likely-than-not to sustain the position following an audit. For tax positions meeting the more-likely-than-not threshold, the amount recognized in the condensed consolidated financial statements is the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement with the relevant tax authority. As of September 30, 2021, tax contingencies related to federal and state credits recorded within the Condensed Consolidated Balance Sheets were $0.5 million. Changes in tax laws, regulations, administrative practices, principles, and interpretations may impact our tax contingencies. The timing of the resolution of income tax controversies is highly uncertain, and the amounts ultimately paid, if any, upon resolution of the issues raised by the taxing authorities may differ from the amounts accrued.

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

Note 15. Net (Loss) Income Per Share

The following table sets forth the computation of our basic and diluted net (loss) income per share:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands, except share and per share data)	2021	2020	2021	2020
Net (loss) income	$(3,355)	$2,424	$(4,316)	$(12,733)
Weighted-average shares outstanding	19,790,838	19,415,640	19,676,749	19,309,344
Dilutive effect of stock-based awards	—	331,725	—	—
Weighted-average shares used to compute diluted net (loss) income per share	19,790,838	19,747,365	19,676,749	19,309,344
Net (loss) income per share - Basic	$(0.17)	$0.12	$(0.22)	$(0.66)
Net (loss) income per share - Diluted	$(0.17)	$0.12	$(0.22)	$(0.66)

The following common stock equivalents were excluded from the computation of diluted net (loss) income per share for the periods presented because including them would have been anti-dilutive:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Restricted stock units	190,261	104,786	190,261	223,776
Common stock options	977,076	594,117	977,076	982,182
Performance stock units	60,627	38,666	60,627	113,646
Employee stock purchase plan	38,325	60,196	33,931	48,360
Total	1,266,289	797,765	1,261,895	1,367,964

Note 16. Fair Value Measurements

We determine the fair value of our assets and liabilities based on the exchange price that would be received for an asset or paid to transfer a liability (exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Valuation techniques used to measure fair value maximize the use of observable inputs and minimize the use of unobservable inputs. We use a fair value hierarchy with three levels of inputs, of which the first two are considered observable and the last unobservable, to measure fair value. The fair value hierarchy gives the highest priority to quoted prices in active markets for identical assets or liabilities (Level 1). The next highest priority is based on quoted prices for similar assets or liabilities in active markets or quoted prices for identical or similar assets or liabilities in non-active markets or other observable inputs (Level 2). The lowest priority is given to unobservable inputs (Level 3). As of September 30, 2021, we no longer had any money market mutal funds.

The following provides information regarding fair value measurements for our cash equivalents as of December 31, 2020, according to the three-level fair value hierarchy:

At December 31, 2020
Quoted Prices
	in Active	Significant
	Markets for	Other	Significant
	Identical	Observable	Unobservable
	Assets	Inputs	Inputs
(In thousands)	(Level 1)	(Level 2)	(Level 3)	Total
Recurring Fair Value Measurements:
Money market mutual funds	$16,188	$—	$—	$16,188
Total	$16,188	$—	$—	$16,188

During the three and nine months ended September 30, 2021, there were no transfers within the three-level hierarchy. A significant transfer is recognized when the inputs used to value a security have been changed, which merits a transfer between the disclosed levels of the valuation hierarchy.

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

We have obligations to pay up to $20.0 million in earn-out payments in cash if certain future financial results of the AffloVest business are met. The earn-out liability was valued using Level 3 inputs. The fair value of the earn-out was determined by employing a Monte Carlo Simulation model in a risk-neutral framework. The underlying simulated variable includes recognized revenue. The recognized revenue volatility estimate was based on a study of historical asset volatility for a set of comparable public companies. The model includes other assumptions including the market price of risk, which was calculated as the weighted average cost of capital less the long-term risk free rate.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the condensed consolidated financial statements and the accompanying notes thereto included elsewhere in this report.

Coronavirus (COVID-19)

The United States economy in general and our business specifically have been negatively affected by the COVID-19 pandemic. We have seen adverse impacts as it relates to the decline in the number of patients that healthcare facilities and clinics are able to treat due to enhanced safety protocols, particularly during 2020 and the first quarter of 2021. While we saw some level of recovery in the second quarter of 2021, the third quarter was negatively impacted by the prolonged recovery from COVID-19 and increased Delta variant cases during the period, which resulted in restricted access to clinics and hospitals and disrupted the recovery in patient visits versus the pre-COVID environment. There are no reliable estimates of how long the pandemic will last, whether any recovery will be sustained or will reverse course, the severity of any resurgence of COVID-19 or variant strains of the virus, the effectiveness of vaccines and attitudes towards receiving them, or what ultimate effects the pandemic will have. For that reason, we are unable to reasonably estimate the long-term impact of the pandemic on our business at this time.

Since the onset of COVID-19, we have remained proactive to ensure we continue to adapt to the needs of our employees, clinicians and patients. For a detailed listing of the changes to our business practices since the onset of the pandemic, refer to previous reports filed with the Securities and Exchange Commission. Continued modifications to our business include, but are not limited to:

●	Incorporating remote and flexible work arrangements for employees whenever possible, including real-time, online training of our new sales representatives. In addition, we are actively developing our long-term in-office and remote work strategy with the goal of launching it in 2022.
●	Eliminating employee travel restrictions in alignment with the opening of healthcare facilities and clinics while also continuing to maintain social distancing contact restrictions to reduce exposure.
●	Utilizing a mix of employee trainers and independent healthcare practitioners to educate patients on the proper use of our solutions virtually or in-person.
●	Continuing to host large virtual medical education programs, while also beginning to schedule smaller in-person meetings.
●	Supporting clinicians and patients by using rigorous infection control practices when in-person visits are required.
●	Following government guidelines related to vaccinations of our staff, as well as the needs of our patients and customers.

We cannot assure you that these changes to our processes and practices will be successful in mitigating the impact of COVID-19 on our business. We continue to evaluate and, if appropriate, will adopt other measures in the future related to the ongoing safety of our employees, clinicians and patients. Additional information related to the COVID-19 pandemic is included in the MD&A sections below.

In addition, we are closely monitoring mandatory vaccination requirements and related evolving guidance that is or may be applicable to us, including in our capacity as a U.S. government contractor.  See See Part II, Item 1A. “Risk Factors” in this Form 10-Q for additional information about vaccine mandates and potential risks related thereto.

Overview

We are a medical technology company that develops and provides innovative medical devices for the treatment of underserved chronic diseases. Our mission is to help people suffering from chronic diseases live better and care for themselves at home. We focus our efforts on advancing the standard of care in treating chronic diseases in the home setting to improve patient outcomes and quality of life and help control rising healthcare expenditures. Our areas of therapeutic focus are (1) vascular disease, with a goal of advancing the standard of care in treating lymphedema and chronic venous insufficiency, (2) oncology, where lymphedema is a common consequence among survivors and (3) providing airway clearance therapy for those suffering from chronic respiratory conditions. We possess a unique, scalable platform to deliver at-home healthcare solutions throughout the United States. This evolving home care delivery model is recognized by policy-makers and insurance payers as a key for controlling rising healthcare costs. Our solutions deliver cost-effective, clinically proven, long-term treatment for people with these chronic diseases.

Our current products are the Flexitouch system, Entre system and AffloVest. A predecessor to our Flexitouch system received 510(k) clearance from the U.S. Food and Drug Administration (the “FDA”) in July 2002, and we introduced the system to address the many limitations of self-administered home-based manual lymphatic drainage therapy. We began selling our more advanced Flexitouch system after receiving 510(k) clearance from the FDA in October 2006. In September 2016, we received 510(k) clearance from the FDA for the Flexitouch system in treating lymphedema of the head and neck. In June 2017, we announced that we received 510(k) clearance from the FDA for the Flexitouch Plus, the third-generation version of our Flexitouch system. In December  2020, we received 510(k) clearance for two new indications for our Flexitouch Plus system: phlebolymphedema and lipedema. We derive the vast majority of our revenue from our Flexitouch system. Sales and rentals of our Flexitouch system represented 86% and 88% of our revenue in the nine months ended September 30, 2021 and 2020, respectively.

We introduced our Entre system in the United States in February 2013. The Entre system is sold or rented to patients who need a simple pump or who do not yet qualify for insurance reimbursement for an advanced compression device such as our Flexitouch system. For the nine months ended September 30, 2021 and 2020, sales and rentals of our Entre system represented 13% and 12% of our revenue, respectively.

On September 8, 2021, we acquired the assets of the AffloVest respiratory therapy product line from International Biophysics Corporation (“IBC”), a privately-held company which developed and manufactures AffloVest. AffloVest is a portable, wearable vest that treats patients with chronic respiratory conditions such as COPD-associated breathing conditions like bronchiectasis, or conditions resulting from neuromuscular disorders and cystic fibrosis, by managing airway clearance. For the nine months ended September 30, 2021, sales of our AffloVest represented 1% our revenue.

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

To support the growth of our business, we invest heavily in our commercial infrastructure, consisting of our direct sales force, training resources, reimbursement capabilities and clinical expertise. We market our Flexitouch and Entre products in the United States using a direct-to-patient and -provider model. Our field commercial team consists of our direct sales force and a team of Field Support Specialists. The AffloVest device is sold through home medical equipment and durable medical equipment providers throughout the United

States. In the quarter ended September 30, 2021, our direct sales force experienced increased turnover and difficulty in recruiting qualified replacements. As a result, we had fewer direct sales representatives on September 30, 2021 compared to September 30, 2020. We believe this to be a temporary condition. Our collective field commercial team, including our respiratory sales force, has grown to over 335 employees as of September 30, 2021, compared to 285 employees as of December 31, 2020.

As it relates to the impact of COVID-19 on our commercial processes, in the first half of 2021, we continued to see restrictions loosen, in line with the applicable governmental regulations. Conversely, in the third quarter of 2021, we were adversely impacted by the resurgence of the Delta variant resulting in renewed patient cancellations, absenteeism of staff and access limitations implemented by clinics and health systems. As a result, we continue to engage in virtual interactions if possible. We expect these virtual interactions with clinicians and patients to continue into the future until the pandemic subsides, and perhaps as a best practice in the future. To that end, we plan to continue to work towards expanding our commercial organization through the remainder of 2021 and into 2022 by adding to our overall commercial team.

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

We also have a clinical team, consisting of a scientific advisory board, in-house therapists and nurses, and a Chief Medical Officer (part-time), that serves as a resource to clinicians and patients and guides the development of clinical evidence in support of our products. Most clinical studies require observation and interaction with clinicians and patients to monitor results and progress. Given the impact of COVID-19, patient recruitment for our clinical studies involving our products and clinical outcomes had previously been suspended in 2020. In 2021, all of our clinical trials have resumed research activities, including study visits and new patient enrollments, albeit more slowly than the targeted enrollment rates.

We rely on third party contract manufacturers for the sourcing of parts, the assembly of our controllers and the manufacturing of the garments used with our systems. We conduct final assembly of the garments used with our Flexitouch system, perform quality assurance and ship our products from our facility in Minneapolis, Minnesota. The AffloVest device is currently manufactured and shipped by a third party, IBC, pursuant to a Transition Services Agreement. We plan for IBC to continue to manufacture the product on our behalf through the first half of 2022 and we will begin to take over the shipping of products in the fourth quarter of 2021.

To date, our supply chain has not been materially impacted by COVID-19.  We continue to receive our product on time and believe that we have enough safety stock to meet our short and mid-term demand. However, we cannot assure you that our supply chain will not be materially impacted in the future.

For the three months ended September 30, 2021, we generated revenue of $52.5 million and had a net loss of $3.4 million, compared to revenue of $49.1 million and net income of $2.4 million for the three months ended September 30, 2020. For the nine months ended September 30, 2021, we generated revenue of $146.3 million and had a net loss of $4.3 million, compared to revenue of $127.9 million and a net loss of $12.7 million for the nine months ended September 30, 2020. Our primary sources of capital since inception have been from operating income, private placements of our capital stock and capital raised in our initial public offering, which closed on August 2, 2016.

We operate in one segment for financial reporting purposes.

Results of Operations

Comparison of the Three and Nine Months Ended September 30, 2021 and 2020

The following tables present our results of operations for the periods indicated:

	Three Months Ended
	September 30,				Change
(In thousands)	2021		2020		$	%
Condensed Consolidated Statement		% of		% of
of Operations Data:		revenue		revenue
Revenue
Sales revenue	$44,460	85%	$42,573	87%	$1,887	4%
Rental revenue	8,037	15%	6,519	13%	1,518	23%
Total revenue	52,497	100%	49,092	100%	3,405	7%
Cost of revenue
Cost of sales revenue	13,096	25%	11,558	24%	1,538	13%
Cost of rental revenue	2,433	5%	2,562	5%	(129)	(5)%
Total cost of revenue	15,529	30%	14,120	29%	1,409	10%
Gross profit
Gross profit - sales revenue	31,364	60%	31,015	63%	349	1%
Gross profit - rental revenue	5,604	10%	3,957	8%	1,647	42%
Gross profit	36,968	70%	34,972	71%	1,996	6%
Operating expenses
Sales and marketing	22,231	42%	19,488	40%	2,743	14%
Research and development	1,409	3%	1,102	2%	307	28%
Reimbursement, general and administrative	14,500	28%	12,539	26%	1,961	16%
Intangible asset amortization	195	—%	49	—%	146	N.M. %
Total operating expenses	38,335	73%	33,178	68%	5,157	16%
(Loss) income from operations	(1,367)	(3)%	1,794	3%	(3,161)	(176)%
Other expense	(120)	—%	(121)	—%	1	(1)%
(Loss) income before income taxes	(1,487)	(3)%	1,673	3%	(3,160)	(189)%
Income tax expense (benefit)	1,868	3%	(751)	(2)%	2,619	N.M. %
Net (loss) income	$(3,355)	(6)%	$2,424	5%	$(5,779)	N.M. %

“N.M.” Not Meaningful

	Nine Months Ended
	September 30,				Change
(In thousands)	2021		2020		$	%
Condensed Consolidated Statement		% of		% of
of Operations Data:		revenue		revenue
Revenue
Sales revenue	$124,215	85%	$109,714	86%	$14,501	13%
Rental revenue	22,114	15%	18,173	14%	3,941	22%
Total revenue	146,329	100%	127,887	100%	18,442	14%
Cost of revenue
Cost of sales revenue	36,425	25%	30,868	24%	5,557	18%
Cost of rental revenue	6,501	4%	6,062	5%	439	7%
Total cost of revenue	42,926	29%	36,930	29%	5,996	16%
Gross profit
Gross profit - sales revenue	87,790	60%	78,846	62%	8,944	11%
Gross profit - rental revenue	15,613	11%	12,111	9%	3,502	29%
Gross profit	103,403	71%	90,957	71%	12,446	14%
Operating expenses
Sales and marketing	61,949	42%	59,856	47%	2,093	3%
Research and development	3,885	3%	3,891	3%	(6)	(0)%
Reimbursement, general and administrative	42,802	30%	37,682	29%	5,120	14%
Intangible asset amortization	294	—%	148	—%	146	99%
Total operating expenses	108,930	75%	101,577	79%	7,353	7%
Loss from operations	(5,527)	(4)%	(10,620)	(8)%	5,093	(48)%
Other (expense) income	(154)	—%	181	—%	(335)	(185)%
Loss before income taxes	(5,681)	(4)%	(10,439)	(8)%	4,758	(46)%
Income tax (benefit) expense	(1,365)	(1)%	2,294	2%	(3,659)	(160)%
Net loss	$(4,316)	(3)%	$(12,733)	(10)%	$8,417	(66)%

Revenue

Revenue increased $3.4 million, or 7%, to $52.5 million in the three months ended September 30, 2021, compared to $49.1 million in the three months ended September 30, 2020. The increase in total revenue was attributable to an increase of $1.1 million, or 3%, in sales and rentals of the Flexitouch system, an increase of $1.4 million, or 23%, in sales and rentals of the Entre system and $0.9 million in sales of the recently acquired AffloVest in the quarter ended September 30, 2021. Third quarter 2021 revenue benefited from effective virtual education events and an increase in Medicare patients served. Third quarter 2021 revenue was negatively impacted by the prolonged recovery from COVID-19, including the resurgence due to the Delta variant during the period, which resulted in restricted access to clinics and hospitals and disrupted the recovery in patient visits versus the pre-COVID environment. In addition, the challenging labor market impacted our ability to recruit and retain quality candidates for our direct sales force.

Revenue increased $18.4 million, or 14%, to $146.3 million in the nine months ended September 30, 2021, compared to $127.9 million in the nine months ended September 30, 2020. The increase was primarily attributable to an increase of $13.9 million, or 12%, in sales and rentals of our Flexitouch system, an increase of $3.7 million, or 24%, in sales and rentals of the Entre system and $0.9 million in sales of the recently acquired AffloVest for the nine months ended September 30, 2021. Revenue for the first half of 2021 benefited from the initial stages of recovery from the COVID-19 pandemic, with a portion of healthcare facilities and clinics relaxing restrictions and increasing patient throughput, as well as an expanded prescriber base. However, in the third quarter of 2021 revenue was negatively impacted by the prolonged recovery from COVID-19, including the resurgence due to the Delta variant during the period, which resulted in restricted access to clinics and hospitals and disrupted the recovery in patient visits versus the pre-COVID environment. In addition, the challenging labor market impacted our ability to recruit and retain quality candidates for our direct sales force.

Revenue from the Veterans Administration represented 13% and 14% of total revenue in the three months ended September 30, 2021 and 2020, respectively. Revenue from the Veterans Administration represented 14% of total revenue in each of the nine months ended September 30, 2021 and 2020. Revenue from Medicare represented 17% and 16% of total revenue in the three months ended September 30, 2021 and 2020, respectively. Revenue from Medicare represented 18% and 15% of total revenue in the nine months ended September 30, 2021 and 2020, respectively.

The following table summarizes our revenue by product for the three and nine months ended September 30, 2021 and 2020, both in dollars and percentage of total revenue:

	Three Months Ended
	September 30,		Change
(In thousands)	2021	2020	$	%
Revenue
Flexitouch system	$44,014	$42,908	$1,106	3%
Entre system	7,622	6,184	1,438	23%
AffloVest	861	—	861	N.M.
Total	$52,497	$49,092	$3,405	7%

Percentage of total revenue
Flexitouch system	84%	87%
Entre system	14%	13%
AffloVest	2%	0%
Total	100%	100%

“N.M.” Not Meaningful

	Nine Months Ended
	September 30,		Change
(In thousands)	2021	2020	$	%
Revenue
Flexitouch system	$126,544	$112,621	$13,923	12%
Entre system	18,924	15,266	3,658	24%
AffloVest	861	—	861	N.M.
Total	$146,329	$127,887	$18,442	14%

Percentage of total revenues
Flexitouch system	86%	88%
Entre system	13%	12%
AffloVest	1%	0%
Total	100%	100%

“N.M.” Not Meaningful

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

Cost of Revenue and Gross Margin

Cost of revenue increased $1.4 million, or 10%, to $15.5 million in the three months ended September 30, 2021, compared to $14.1 million in the three months ended September 30, 2020. Cost of revenue increased $6.0 million, or 16%, to $42.9 million in the nine months ended September 30, 2021, compared to $36.9 million in the nine months ended September 30, 2020. The increase in cost of revenue in both periods was primarily attributable to an increase in the number of Flexitouch and Entre systems sold and rented, the additional contribution of AffloVest, and an increase in inbound freight costs.

The total gross margin rate was 70% and 71% of sales in the three months ended September 30, 2021 and 2020, respectively, and 71% of sales in each of the nine months ended September 30, 2021 and 2020.

Sales and Marketing Expenses

Sales and marketing expenses increased $2.7 million, or 14%, to $22.2 million in the three months ended September 30, 2021, compared to $19.5 million in the three months ended September 30, 2020. The increase was primarily attributable to a:

●	$1.3 million increase in personnel-related compensation expense as a result of the increased headcount in the collective field commercial team, including sales personnel associated with the AffloVest acquisition; and
●	$1.4 million increase in other selling expenses, driven mostly by increased meetings, travel and entertainment expenses.

Sales and marketing expenses increased $2.1 million, or 3%, to $61.9 million in the nine months ended September 30, 2021, compared to $59.9 million in the nine months ended September 30, 2020. The increase was primarily attributable to a:

●	$3.3 million increase in personnel-related compensation expense as a result of the increased headcount in the collective field commercial team;
●	$1.1 million increase in travel and entertainment expense due to eased restrictions on travel; and
●	$0.4 million increase in demo equipment expense.

These increases were partially offset by a:

●	$2.0 million decrease in expenses due to reduced sales meetings, tradeshows and professional services; and
●	$0.7 million decrease in external patient training expense.

Research and Development Expenses

Research and development (“R&D”) expenses increased $0.3 million, or 28%, to $1.4 million in the three months ended September 30, 2021, compared to $1.1 million in the three months ended September 30, 2020, which was primarily attributable to an increase in professional services.

R&D expenses were $3.9 million in each of the nine months ended September 30, 2021 and 2020.

Reimbursement, General and Administrative Expenses

Reimbursement, general and administrative expenses increased $2.0 million, or 16%, to $14.5 million in the three months ended September 30, 2021, compared to $12.5 million in the three months ended September 30, 2020. This increase was primarily attributable to a:

●	$1.0 million increase in occupancy costs, depreciation expense, legal and professional fees;
●	$0.8 million increase in transaction-related costs related to the acquisition of AffloVest; and
●	$0.3 million increase in personnel-related compensation expense as a result of increased headcount in our reimbursement operations, payer relations and corporate functions.

Reimbursement, general and administrative expenses increased $5.1 million, or 14%, to $42.8 million in the nine months ended September 30, 2021, compared to $37.7 million in the nine months ended September 30, 2020. The increase was primarily attributable to a:

●	$4.5 million increase in occupancy costs, depreciation expense, legal and professional fees;
●	$3.6 million increase in personnel-related compensation expense as a result of increased headcount in our reimbursement operations, payer relations and corporate functions;
●	$0.8 million increase in transaction-related costs related to the acquisition of AffloVest; partially offset by a
●	$3.6 million impairment charge related to the write-off of our Airwear wrap-related long-lived assets recorded in the second quarter of 2020.

Intangible Asset Amortization

Intangible asset amortization expense increased $0.1 million to $0.2 million in the three months ended September 30, 2021, compared to $0.1 million in the three months ended September 30, 2020, which was primarily attributable to the amortization recognized related to the assets recorded as a result of the acquisition of AffloVest.

Intangible asset amortization expenses increased $0.1 million to $0.3 million in the nine months ended September 30, 2021, compared to $0.2 million in the three months ended September 30, 2020, which was primarily attributable to the amortization recognized related to the assets recorded as a result of the acquisition of AffloVest.

Other (Expense) Income, Net

Other (expense) income, net was an expense of $0.1 million for each of the three months ended September 30, 2021 and 2020, and was an expense of $0.2 million and income of $0.2 million for the nine months ended September 30, 2021 and 2020, respectively. Other (expense) income was primarily impacted by interest income realized on marketable securities, the gain and loss on cost method investments and an increase in interest expense recognized in the third quarter of 2021.

Income Taxes

We recorded an income tax expense of $1.9 million and an income tax benefit of $0.8 million for the three months ended September 30, 2021 and 2020, respectively. The increase in income tax expense was primarily due to a change in our effective tax rate, which was attributable to a change in projected taxable income.

We recorded an income tax benefit of $1.4 million and an income tax expense of $2.3 million for the nine months ended September 30, 2021 and 2020, respectively. The primary driver of the change was a tax benefit related to a research and development credit recognized in the second quarter of 2021 as well as 100% deductibility of business meals in 2021 as compared to 50% deductibility in 2020.

Liquidity and Capital Resources

Cash Flows

At September 30, 2021, our principal sources of liquidity were cash and cash equivalents of $22.4 million and net accounts receivable of $44.3 million. This compares to cash and cash equivalents of $47.9 million and net accounts receivable of $43.8 million at September 30, 2020.

The following table summarizes our cash flows for the periods indicated:

	Nine Months Ended
	September 30,
(In thousands)	2021	2020
Net cash (used in) provided by:
Operating activities	$(2,975)	$(2,245)
Investing activities	(81,237)	20,684
Financing activities	58,758	995
Net (decrease) increase in cash and cash equivalents	$(25,454)	$19,434

Operating Activities

Net cash used in operating activities during the nine months ended September 30, 2021, was $3.0 million, resulting from a net loss of $4.3 million and a net decrease in operating assets and liabilities, net of acquisition, of $6.8 million, which was partially offset by non-cash net income (loss) adjustments of $8.1 million. The non-cash net income (loss) adjustments consisted primarily of $7.7 million of stock-based compensation expense, $2.1 million of depreciation and amortization expense and a $1.7 million increase in deferred taxes. The uses of cash related to changes in operating assets primarily consisted of increases in inventories of $3.6 million, in accounts receivable of $3.4 million, in net investment in leases of $1.7 million, in income taxes of $1.2 million, and in prepaid expenses and other assets of $1.1 million. The changes in operating liabilities consisted of increases in accrued expenses and other liabilities of $2.9 million and accounts payable of $2.0 million, partially offset by a decrease in accrued payroll and related taxes of $1.3 million.

Net cash used in operating activities during the nine months ended September 30, 2020, was $2.2 million, resulting from a net loss of $12.7 million and a net increase in operating assets and liabilities of $7.9 million, which were offset by non-cash net income adjustments of $18.2 million. The non-cash net income adjustments consisted primarily of $8.3 million of stock-based compensation expense, a $4.0 million impairment loss charge related to the write-off of our Airwear wrap product line, a $3.9 million decrease in deferred taxes and $2.1 million of depreciation and amortization expense. The uses of cash related to changes in operating assets primarily consisted of increases in accounts receivable of $5.5 million, in inventories of $3.5 million, in prepaid expenses and other assets of $1.6 million and in net investment in leases of $1.3 million, partially offset by a decrease in income taxes receivable of $0.7 million. The changes in operating liabilities consisted primarily of increases in accrued expenses and other liabilities of $1.1 million, in accounts payable of $0.9 million and in accrued payroll and related taxes of $0.8 million.

Investing Activities

Net cash used in investing activities during the nine months ended September 30, 2021, was $81.2 million, primarily consisting of acquisition-related payments of $79.8 million associated with the purchase of the AffloVest business and $1.4 million in purchases of property and equipment, and patent costs.

Net cash provided by investing activities during the nine months ended September 30, 2020, was $20.7 million, primarily consisting of $22.5 million in proceeds from maturities of marketable securities, partially offset by $1.8 million in purchases of property and equipment, and patent costs.

Financing Activities

Net cash provided by financing activities during the nine months ended September 30, 2021, was $58.8 million, primarily consisting of borrowings of $54.8 million net of debt issuance costs incurred and $5.1 million in proceeds from the exercise of common stock options and the issuance of common stock under the ESPP, partially offset by $1.2 million in taxes paid for the net share settlement of performance and restricted stock units.

Net cash provided by financing activities during the nine months ended September 30, 2020, was $1.0 million, consisting of $2.6 million in proceeds from the exercise of common stock options and the issuance of common stock under the ESPP, partially offset by $1.6 million in taxes paid for the net share settlement of performance and restricted stock units.

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

On September 8, 2021, we entered into a First Amendment Agreement (the “Amendment”), which amends the Restated Credit Agreement (as amended by the Amendment, the “Credit Agreement”) with the lenders from time to time party thereto, and Wells Fargo Bank, National Association, as administrative agent. The Amendment, among other things, adds a $30.0 million incremental term loan to the $25.0 million revolving credit facility provided by the Restated Credit Agreement. The term loan and the revolving credit facility mature on September 8, 2024. The Credit Agreement provides that, subject to satisfaction of certain conditions, we may increase the amount of the revolving loans available under the Credit Agreement and/or add one or more term loan facilities in an amount not to exceed $25.0 million in the aggregate, such that the total aggregate principal amount of loans available under the Credit Agreement (including under the revolving credit facility) does not exceed $80.0 million.

Our obligations under the Credit Agreement are secured by a security interest in substantially all of our and our subsidiaries’ assets and are also guaranteed by our subsidiaries. The Credit Agreement contains a number of restrictions and covenants, including that we maintain compliance with a maximum leverage ratio, minimum fixed charge coverage ratio and a minimum consolidated EBITDA covenant. As of September 30, 2021, we were in compliance with all financial covenants under the Credit Agreement.

On September 8, 2021, in connection with the closing of the acquisition of the AffloVest business, we borrowed the $30.0 million term loan and utilized that borrowing, together with a draw of $25.0 million under the revolving credit facility and cash on hand, to fund the purchase price. The principal of the term loan is required to be repaid in quarterly installments of $750,000 commencing January 7, 2022, through July 8, 2024, with the remaining outstanding balance due on September 8, 2024.

As of September 30, 2021, we had outstanding borrowings of $55.0 million under the Credit Agreement, comprised of $30.0 million under the term loan and $25.0 million under the revolving credit facility.

For additional information regarding the Credit Agreement, including interest rates, fees and maturities, see Note 10 – “Credit Agreement” of the condensed consolidated financial statements contained in this report.

Adequacy of Capital Resources

Our future capital requirements may vary significantly from those now planned and will depend on many factors, including:

●	the impact and duration of the COVID-19 pandemic on our business;
●	sales and marketing resources needed to further penetrate our market;
●	increased inflation-related costs associated with labor and/or suppliers;
●	expansion of our operations domestically and/or internationally;
●	response of competitors to our solutions and applications;
●	costs associated with clinical research activities;
●	costs to develop and implement new products; and
●	use of capital for acquisitions or licenses, if any.

Historically, we have experienced increases in our expenditures consistent with the growth in our revenue, operations and personnel, and we anticipate that our expenditures will continue to increase as we expand our business.

Although the impact of the COVID-19 pandemic is difficult to predict, we believe our cash, cash equivalents and cash flows from operations together with availability under the Credit Agreement will be sufficient to meet our working capital and capital expenditure requirements for at least the next twelve months.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2021. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 30, 2021, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, that occurred during the quarter ended September 30, 2021, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

Information pertaining to certain legal proceedings in which we are involved can be found in Note 11 – “Commitments and Contingencies” to our condensed consolidated financial statements included in Part I, Item 1 of this report and is incorporated herein by reference.

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

The following risk factor is added:

The U.S. government’s pending rules and regulations concerning mandatory COVID-19 vaccination could materially and adversely affect our business, financial condition and results of operations.

On September 9, 2021, President Biden issued an executive order requiring all employers with U.S. government contracts to ensure that their U.S.-based employees, contractors and subcontractors, that work on or in support of U.S. government contracts, are fully vaccinated against COVID-19 by a specified deadline, which is being extended to January 4, 2022. The executive order includes on-site and remote U.S.-based employees, contractors and subcontractors and provides for limited medical and religious exceptions. As a government contractor, we are taking steps to analyze and implement required actions, including as provided in guidance related to the executive order that was recently issued by the Safer Federal Workforce Task Force, as well as any and all other guidance that is issued.

In addition, on September 9, 2021, President Biden announced that he has directed the Occupational Safety and Health Administration (“OSHA”) to develop an Emergency Temporary Standard (“ETS”) mandating either the full vaccination against COVID-19 or weekly testing of employees for employers with 100 or more employees. On November 4, 2021, OSHA issued the ETS and we are currently reviewing its provisions and potential impacts on us.

Further, our suppliers may be subject to, or voluntarily impose, vaccine mandates, which could result in disruptions in our business and supply chain.

It is currently not possible to predict with certainty the impact the executive order, the OSHA ETS, and other vaccine mandates will have on our workforce. Additional vaccine mandates may be announced in jurisdictions in which we operate or by healthcare facilities and clinics. Our implementation of any of these or other requirements may result in employee attrition, including attrition of critically skilled workforce, and difficulty securing future workforce needs, which could have a material adverse effect on our business, financial condition, and results of operations.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Recent Sales of Unregistered Securities

(a)	Issuances of Preferred Stock

None.

(b)	Issuances of Common Stock

None.

Item 3. Defaults Upon Senior Securities.

Not applicable.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

The exhibits filed as part of this Quarterly Report on Form 10-Q are set forth on the Exhibit Index below.

EXHIBIT INDEX

		Incorporated by Reference
Exhibit				Exhibit	Filed
Number	Description of Exhibit	Form	Date of Filing	Number	Herewith

2.1	Asset Purchase Agreement, dated as of September 8, 2021, among Tactile Systems Technology, Inc., International Biophysics Corporation and H. David Shockley, Jr.	8-K	09/08/2021	2.1

3.1	Amended and Restated Certificate of Incorporation, as amended through May 9, 2019	8-K	05/09/2019	3.2

3.2	Amended and Restated By-laws, effective March 10, 2021	8-K	03/12/2021	3.1

10.1	First Amendment Agreement, dated as of September 8, 2021, among Tactile Systems Technology, Inc., the Lenders signatory thereto and Wells Fargo Bank, National Association, as administrative agent	8-K	09/08/2021	10.1

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) / 15d-14(a) of the Securities Exchange Act of 1934, as amended				X

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) / 15d-14(a) of the Securities Exchange Act of 1934, as amended				X

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X

101.1

The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2021, formatted in Inline XBRL: (i) Balance Sheets, (ii) Statements of Operations, (iii) Statements of Comprehensive Income (Loss), (iv) Statements of Stockholders’ Equity, (v) Statements of Cash Flows, and (vi) Notes to the Condensed Consolidated Financial Statements

					X

104.1	Cover page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101.1)				X

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Tactile Systems Technology, Inc.

Date: November 8, 2021	By:	/s/ Brent A. Moen
Brent A. Moen
Chief Financial Officer
(Principal financial and accounting officer)