Form 10-K
period 2021-12-31
TACTILE SYSTEMS TECHNOLOGY INC
filed 2022-02-23
CIK 1027838

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

OR

☐TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission file number: 001-37799

Tactile Systems Technology, Inc.

(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	3701 Wayzata Blvd, Suite 300 Minneapolis, Minnesota 55416 (Address and zip code of principal executive offices)	41-1801204 (I.R.S. Employer Identification No.)

(612) 355-5100

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, Par Value $0.001 Per Share	TCMD	The Nasdaq Stock Market LLC

Securities registered pursuant to Section 12(g) of the Act:

None

(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes   ◻  No   ⌧

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, based on $52.00, the closing price of the shares of common stock on June 30, 2021 (the last business day of the registrant’s most recently completed second fiscal quarter) as reported by The Nasdaq Stock Market LLC on such date, was $1,005,798,716. The number of shares of registrant’s Common Stock outstanding as of February 18, 2022 was 19,884,724.

Portions of the Registrant’s Definitive Proxy Statement relating to the Annual Meeting of Stockholders, scheduled to be held on May 9, 2022 are incorporated by reference into Part III of this Report.

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

All statements, other than statements of historical facts, contained in this Annual Report on Form 10-K, including statements regarding our business, operations and financial performance and condition, as well as our plans, objectives and expectations for our business, operations and financial performance and condition, are forward-looking statements. In some cases, you can identify forward-looking statements by the following words: "anticipate," "believe," "continue," "could," "estimate," "expect," "intend," "may," "might," "ongoing," "plan," "potential," "predict," "project," "should," "target," "will," "would," or the negative of these terms or other comparable terminology, although not all forward-looking statements contain these words. Forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our results, levels of activity, performance or achievements to be materially different from the information expressed or implied by the forward-looking statements in this Annual Report on Form 10-K. These risks, uncertainties and other factors include, but are not limited to:

●	the impacts of the COVID-19 pandemic on our business, financial condition and results of operations, and our inability to mitigate such impacts;
●	the adequacy of our liquidity to pursue our business objectives;
●	our ability to obtain reimbursement from third-party payers for our products;
●	loss or retirement of key executives, including prior to identifying a successor;
●	adverse economic conditions or intense competition;
●	our ability to effectively integrate the acquisition of the AffloVest product line;
●	loss of a key supplier;
●	entry of new competitors and products;
●	adverse federal, state and local government regulation;
●	technological obsolescence of our products;
●	technical problems with our research and products;
●	our ability to expand our business through strategic acquisitions;
●	our ability to integrate acquisitions and related businesses;
●	price increases for supplies and components;
●	the effects of current and future U.S. and foreign trade policy and tariff actions; and
●	the inability to carry out research, development and commercialization plans.

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

Risks Related to Our Business, Operations and Strategy

-	The COVID-19 pandemic has adversely affected, and we expect that it will continue to adversely affect, our business, financial condition and results of operations.
-	Our revenue is primarily generated from our Flexitouch system and we are therefore highly dependent on one product.
-	Our long-term growth depends on awareness and adoption of our products.
-	If we are unable to achieve and maintain adequate levels of coverage or reimbursement for our products, our business and results of operations will be adversely affected.
-	If we are unable to expand, manage and maintain our direct sales and marketing organizations, we may not be able to generate anticipated revenue.
-	If we are unable to integrate the AffloVest product line into our core operations, it may adversely impact our financial results.
-	Physicians and payers may require additional clinical studies prior to prescribing our products or to providing or maintaining coverage and reimbursement for our products. Any subsequent clinical studies that are conducted and published may not be positive or consistent with our existing data, which would adversely affect the rate of adoption of our products.
-	We utilize third-party, single-source suppliers for some components and materials used in our products, and the loss of any of these suppliers could have an adverse impact on our business.
-	Consolidation in the healthcare industry could lead to demands for price concessions, which may impact our ability to sell our products at prices necessary to support our current business strategies.
-	Changes to the level of Medicare coverage or coverage criteria for our products could have an adverse effect on our business and results of operations.

Government Regulation, Compliance and Legal Risks

-	We are subject to extensive federal and state regulation, and if we fail to comply with applicable regulations, we could be required to repay amounts previously received, and could suffer severe criminal or civil sanctions or be required to make significant changes to our operations that could adversely affect our business, financial condition and operating results.
-	We are subject to significant regulation by numerous government agencies, including the FDA. We cannot market or commercially distribute our products without obtaining and maintaining necessary regulatory clearances or approvals.
-	If clinical studies of our future products do not produce results necessary to support regulatory clearance or approval in the United States or, with respect to our current or future products, elsewhere, we will be unable to expand the indications for or commercialize these products.

-	If the third parties on which we rely to conduct our clinical trials and to assist us with pre-clinical development do not perform as contractually required or expected, we may not be able to obtain regulatory clearance or approval for or commercialize our products.
-	If we fail to comply with state and federal fraud and abuse laws, including anti-kickback, false claims and anti-inducement laws, we could face substantial penalties and our business, operations and financial condition could be adversely affected.
-	Failure to maintain the licenses and accreditations necessary to operate under our direct-to-patient and -provider model would adversely affect our business.
-	Our products are currently made available to authorized users of the Department of Veterans Affairs Federal Supply Schedule and if we were no longer eligible to sell our products through such channel, our business may be adversely affected.
-	Rules, regulations and policies concerning mandatory COVID-19 vaccination could materially and adversely affect our business, financial condition and results of operations.

Financial Condition, Credit and Tax Risks

-	If we fail to maintain proper and effective internal control over financial reporting, our ability to produce accurate and timely financial statements could be impaired, which could harm our operating results, investors' views of us and, as a result, the value of our common stock.
-	We incurred additional indebtedness in connection with the AffloVest acquisition and may not be able to meet all of our debt obligations, and the phase-out, replacement or unavailability of LIBOR and/or other interest rate benchmarks could adversely affect our indebtedness.
-	Our credit facility contains covenants that restrict our business and financing activities, and the property that secures our obligations under the credit facility may be subject to foreclosure.

Risks Related to Ownership of Our Common Stock

-	The trading price of the shares of our common stock has been and could continue to be highly volatile, and purchasers of our common stock may not be able to resell their shares of our common stock at or above the price at which they purchased their shares and could incur substantial losses.

PART I

Item 1. Business.

Overview

Tactile Systems Technology, Inc. (“we,” “us,” and “our”) is a medical technology company that develops and provides innovative medical devices for the treatment of underserved chronic diseases. We were originally incorporated in Minnesota under the name Tactile Systems Technology, Inc. on January 30, 1995. During 2006, we established a merger corporation and subsequently, on July 21, 2006, merged with and into this merger corporation resulting in us being reincorporated as a Delaware corporation. The resulting corporation assumed the name Tactile Systems Technology, Inc. and in September 2013, we began doing business as “Tactile Medical”. Our mission is to help people suffering from chronic diseases live better and care for themselves at home. We focus our efforts on advancing the standard of care in treating underserved chronic diseases in the home to improve patient outcomes and quality of life and help control rising healthcare expenditures. Our areas of therapeutic focus are (1) vascular disease, with a goal of advancing the standard of care in treating lymphedema and chronic venous insufficiency, (2) oncology, where lymphedema is a common consequence among cancer survivors and (3) providing airway clearance therapy for those suffering from chronic respiratory conditions. We possess a unique, scalable platform to deliver at-home healthcare solutions throughout the United States. This evolving home care delivery model is recognized by policymakers and insurance payers as a key for controlling rising healthcare costs. Our solutions deliver cost-effective, clinically proven, long-term treatment for people with these chronic diseases.

We employ a direct-to-patient and -provider model within our lymphedema portfolio, through which we obtain patient referrals from clinicians, manage insurance claims on behalf of our patients and their clinicians, deliver our solutions directly to patients and train them on the proper use of our solutions. This model allows us to engage directly with patients and clinicians, which are both critical audiences to which we can provide clinical evidence and education. For our respiratory therapy products, we have a durable medical equipment (“DME”) distribution model, utilizing mature comprehensive respiratory DME providers to service patients. We sell the AffloVest product to accredited DME providers. They gather and submit documentation for payer reimbursement, train patients on use of the device, and provide ongoing patient support. For the year ended December 31, 2021, we generated revenue of $208.1 million and had a net loss of $11.8 million. Our revenue increased 11% during the year ended December 31, 2021, compared to the year ended December 31, 2020.

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

Our advanced Flexitouch system provides effective automated, at-home lymphatic drainage therapy. Its patented, curved chambers stimulate the lymphatic system to remove excess fluid and reduce swelling. The pneumatic chambers sequentially inflate and deflate for only a few seconds each, creating a gentle wave-like application of pressure to stimulate the movement of lymphatic fluid and direct it towards properly functioning areas of the body. Peer-reviewed, published studies have shown that our Flexitouch system provides improved patient quality of life and clinical outcomes, and delivers significant cost savings to payers and patients. The first generation of our Flexitouch system received 510(k) clearance from the U.S. Food and Drug Administration, or the FDA, in July 2002 and our second-generation Flexitouch system received 510(k) clearance from the FDA in October 2006. In September 2016, we received 510(k) clearance from the FDA for the Flexitouch system in treating lymphedema in the head and neck. In June 2017, we announced that we received 510(k) clearance from the FDA for the Flexitouch Plus, the third-generation version of our Flexitouch system. In December 2020, we received 510(k) clearance for two new indications for our Flexitouch Plus system: phlebolymphedema and lipedema. Our Flexitouch system generated $176.2 million, or 85%, of our revenue in 2021, and $163.9 million, or 88%, of our revenue in 2020.

The Entre system is marketed to patients for whom a basic pump is suitable or who do not yet qualify for insurance reimbursement for an advanced compression device such as our Flexitouch system. Our Entre system generated $26.7 million, or 13%, of our revenue in 2021, and $23.2 million, or 12%, of our revenue in 2020.

On September 8, 2021, we acquired the assets of the AffloVest respiratory therapy product line from International Biophysics Corporation (“IBC”), a privately-held company which developed and manufactures AffloVest. AffloVest is a portable, battery-powered wearable vest, that treats patients with chronic respiratory conditions such as chronic obstructive pulmonary disease (“COPD”)-associated breathing conditions like bronchiectasis, or conditions resulting from neuromuscular disorders and cystic fibrosis, by managing airway clearance. Since patients with chronic pulmonary conditions typically require a host of comprehensive respiratory solutions, such as oxygen, nebulizers and non-invasive ventilation, we use respiratory DME providers as our method of distribution. These respiratory DME providers provide a full range of solutions for these patients with complex diseases, and represent a large, developed channel. The AffloVest product line generated $5.1 million, or 2%, of our total revenue from September 9, 2021 through December 31, 2021.

To support the growth of our business, we invest in our commercial infrastructure, consisting of our direct sales force, DME sales team, patient training resources, reimbursement capabilities and clinical expertise. We are a national, accredited provider of home medical equipment services approved for coverage by private payers, Medicare, the Veterans Administration and certain Medicaid programs in the United States. Our field commercial team is focused on increasing clinician awareness of our lymphedema solutions. As of December 31, 2021, this team consists of approximately 220 field sales representatives, 30 field managers and 94 Field Support Specialists. The AffloVest device is sold through DME providers throughout the United States, supported by a team of 11 sales representatives.

In concert with COVID-19 social distancing requirements and recommendations, beginning in 2020, our patient training model includes both in-person training and virtual patient training options. This provides additional options for us to connect with patients to ensure they receive the appropriate training, while protecting the health and limiting the exposure of both our trainers and patients. In 2021, patient training was primarily provided by a team of employee trainers, in addition to a small number of independent healthcare practitioners that act in the same capacity as employee trainers to educate patients on the proper use of our solutions.

Our reimbursement function includes payer relations and reimbursement operations. Our payer relations function focuses on payer policy development, education, contract negotiations, and data analysis. Our reimbursement operations function is responsible for verifying patient insurance benefits, individual patient case development, prior authorization submissions, case follow-up, and appeals when necessary. Our clinical function, consisting of a scientific advisory board, in-house therapists and nurses, and our Chief Medical Officer, serves as a resource to clinicians and patients and guides our development of clinical evidence in support of our products. We believe these investments are critical to driving payer, clinician and patient adoption of our technologies, and together with our commercial infrastructure, represent a significant competitive advantage.

Health insurance coverage for our Flexitouch and Entre systems is in place with private payers, Medicare, the Veterans Administration and certain Medicaid programs. Based on our estimates, we are contracted or enrolled as an in-network provider with payers covering nearly 275 million lives in the United States. Over 245,000 patients have been treated with our Flexitouch system since its launch in 2004, and approximately 45,000 Flexitouch systems were shipped in 2021. More than 77,000 patients have been treated with our Entre system since its launch in 2013, and approximately 20,000 Entre systems were shipped in 2021.

AffloVest also benefits from a relatively mature reimbursement landscape. Health insurance coverage is in place for High Frequency Chest Wall Oscillation (“HFCWO”) vest therapy with Medicare and most private insurers. Respiratory DME partners serve the role of receiving prescriptions, verifying coverage criteria, shipping, billing and training the patient.

Coronavirus (COVID-19)

The United States economy in general and our business specifically have been negatively affected by the COVID-19 pandemic. We have seen adverse impacts as it relates to the decline in the number of patients that healthcare facilities and clinics are able to treat due to enhanced safety protocols. While we saw some level of recovery in the second quarter of 2021, the second half of 2021 was negatively impacted by the prolonged recovery from COVID-19 and increased variant cases during the period, which extended and expanded restricted access to clinics and hospitals and disrupted the recovery in patient visits versus the pre-COVID environment. There are no reliable estimates of how long the pandemic will last, whether any recovery will be sustained or will reverse course, the severity of any resurgence of COVID-19 or variant strains of the virus, the effectiveness of vaccines and attitudes towards receiving them, or what ultimate effects the pandemic will have. For that reason, we are unable to reasonably estimate the long-term impact of the pandemic on our business at this time.

Since the onset of COVID-19, we have remained proactive to ensure we continue to adapt to the needs of our employees, clinicians and patients. For a detailed listing of the changes to our business practices since the onset of the pandemic, refer to previous reports filed with the Securities and Exchange Commission. Continued modifications to our business include, but are not limited to:

●	Incorporating remote and flexible work arrangements for employees whenever possible, including real-time, online training of our new sales representatives. In addition, we are monitoring pandemic conditions to assess whether our in-office and remote work strategy remains both productive and competitive.
●	Eliminating employee travel restrictions in alignment with the opening of healthcare facilities and clinics while also continuing to maintain social distancing contact restrictions to reduce exposure.
●	Utilizing employee trainers and a small number of independent healthcare practitioners to educate patients on the proper use of our solutions virtually or in-person.
●	Continuing to host large virtual medical education programs, while also beginning to schedule smaller in-person meetings and restoring attendance at key professional congresses.
●	Supporting clinicians and patients by using rigorous infection control practices when in-person visits are required.
●	Following government guidelines related to vaccinations of our staff in light of customer vaccination requirements and our focus on safe interactions with patients and customers.

We cannot assure you that these changes to our processes and practices will be successful in mitigating the impact of COVID-19 on our business. We continue to evaluate and, if appropriate, will adopt other measures in the future related to the ongoing safety of our employees, clinicians and patients. Additional information related to the COVID-19 pandemic is included elsewhere in this report.

Overview of Lymphedema and Chronic Venous Insufficiency

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

Lymphedema occurs when there is impairment to the lymphatic system, disrupting normal transport of lymph fluid within the body and causes severe and debilitating symptoms, including swelling, decreased mobility, skin breakdown, pain, increased risk of serious infection and marked psychosocial impairment, resulting in significant negative implications for a patient's health. When the lymphatic system becomes overwhelmed, damaged, or blocked for an extended period of time, lasting swelling (referred to as chronic edema) occurs. Symptoms related to lymphedema can present anywhere in the body, including the head, neck, arms, legs, trunk and genitals. For most patients with lymphedema, it has a negative impact on their quality of life. Performing daily activities of cooking, shopping, cleaning and yard work can often become difficult, if not impossible, for patients who suffer from lymphedema. For patients with head and neck lymphedema, critical functions such as swallowing, breathing and range of motion can be negatively impacted. Over time, the accumulation of lymph fluid can result in significant changes in the structure of the tissues, causing thickening and hardening of the skin, referred to as fibrosis. Recurrent skin infections such as erysipelas and cellulitis, a more serious skin infection, are common complications of lymphedema.

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

 Chronic Venous Insufficiency and Phlebolymphedema

The most common form of lymphedema in the Western world is phelobolymphedema, a mixed etiology swelling due to chronic venous insufficiency (“CVI”) and lymphatic insufficiency. The inability of the lymphatic system to adequately drain the interstitial fluid that accumulates in severe chronic venous hypertension causes this ‘combined’ condition, phlebolymphedema. CVI is prevalent among patients who are obese or pregnant and may also be caused by high blood pressure, trauma, lack of exercise, smoking, deep vein thrombosis and inflammation of the vein walls. As the valves deteriorate, blood is no longer able to effectively travel in the normal direction, leading to increased pressure in the vascular system, stretching and dilating vessels, which exacerbates the problem. Prolonged or untreated chronic venous insufficiency may cause an increase in the buildup of interstitial fluid (the fluid surrounding cells), which in turn, can cause skin and tissue changes that can permanently damage the lymphatic system. As hypertension increases, more fluid is pushed out of the vascular system leading to swelling, progressive tissue breakdown, skin infections and venous leg ulcers. Ulcers develop in areas with edema as swelling interferes with the movement of oxygen and nutrients through tissues, and if left untreated, these ulcers can quickly become infected or even gangrenous. Physicians diagnose chronic venous insufficiency based on appearance, symptoms and imaging techniques and classify it based upon a scale endorsed by the Society for Vascular Surgery.

Market Opportunity

Lymphedema and CVI are costly and lifelong conditions with debilitating physical and psychological impacts on patients. Based on a study performed by Dr. Steven Dean et al., it is estimated that more than 16 million people in the United States are living with lymphedema due to CVI. This, in addition to the estimated five million individuals living in the U.S with cancer-related and primary lymphedema, increases the prevalence estimates to over 20 million individuals. For people with cancer, the build-up of lymph fluid can be caused by surgery, especially when lymph nodes are removed, radiation therapy that can damage lymph nodes and vessels, infections that damage surrounding tissue or cause scarring and other conditions.

In the fourth quarter of 2016 we expanded the indications for use of the Flexitouch system. We received U.S. FDA clearance to market a first-of-its-kind system to treat patients suffering from lymphedema of the head and neck, a frequent consequence of head and neck cancer and its treatment. Patient symptoms often include significant skin changes, pain and discomfort, as well as difficulty breathing and swallowing. The American Cancer Society estimates that 430,000 people in the United States suffer from cancers of the head and neck, and more than 65,000 new patients are diagnosed each year. In a 2016 clinical publication, researchers at Vanderbilt University School of Medicine estimated that more than 75% of patients with head and neck cancer develop lymphedema requiring treatment. Our Flexitouch head and neck system is the only pneumatic compression device with an indication to treat patients suffering from debilitating head and neck lymphedema. We estimate the market opportunity for our Flexitouch head and neck system is approximately $1 billion in the United States, which is based on 75% of the total number of patients suffering from cancers of the head and neck and our average selling price per device. In June 2020, a study published in Supportive Care in Cancer recognized the effectiveness of Flexitouch in treating patients with head and neck related lymphedema. The study, led by Vanderbilt University was a pilot randomized clinical trial reflecting statistically significant reductions in swelling, pain and improvements in the ability to swallow. In addition, in September 2021, we initiated a randomized, controlled clinical trial evaluating the effectiveness of our Flexitouch Plus system for the treatment of head and neck lymphedema. This study will represent the largest randomized, controlled clinical trial ever conducted for the treatment of head and neck cancer-related lymphedema. The trial will consist of approximately 250 subjects enrolled at six clinical sites and will span the next two years.

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

Overview of Bronchiectasis and Cystic Fibrosis

Bronchiectasis is a COPD-associated condition where the lung’s bronchi become inflamed, widened, permanently damaged and scarred. As more of the bronchial wall thickens, mucus gets trapped, creating a breeding ground for infection. The inability to fully clear mucus and pathogens from the lungs can result in a chronic cycle of infections and inflammation. Airway clearance therapies help break this vicious cycle and need to be used regularly to maintain a healthy respiratory system.

Cystic fibrosis is an inherited disease that causes thickened mucus to form in the lungs, pancreas and other organs. In the lungs, this mucus blocks the airways, creating lung damage and making it hard to breathe. There is no cure for COPD or cystic fibrosis.

Market Opportunity

Bronchiectasis is one of the most common respiratory diseases with over 500,000 U.S. adults diagnosed and is estimated to be growing in the high single-digits annually. More than 16 million people in the U.S. are living with COPD and it is estimated that over 4 million of them may be affected by bronchiectasis. High frequency chest wall oscillation is used to treat bronchiectasis and over 40 other International Classification of Disease (“ICD”)-10 diagnosis codes.

Over 30,000 people in the U.S. struggle with the effects of cystic fibrosis every day. Cystic fibrosis treatment includes airway clearance therapy, of which HFCWO is the standard of care. The Cystic Fibrosis Foundation Patient Registry reports 77% of cystic fibrosis patients use HFCWO.

Current Treatment and Limitations

Airway clearance therapy (“ACT”) utilizes physical or mechanical means of percussion or vibration to mobilize mucus and phlegm to facilitate airway clearance by coughing. ACT options include huff coughing, chest physiotherapy performed by a therapist or caregiver, active cycle breathing, positive expiratory pressure devices and HFCWO vests. These treatments need to be performed daily to support bronchial hygiene for at-risk respiratory patients. Adherence to treatments and effectiveness of treatments are a significant challenge for patients with these chronic conditions.

AffloVest is a HFCWO therapy vest that has eight anatomically positioned oscillating motors that create individual pressure waveforms to target all lobes of the lungs to loosen, thin and mobilize lung secretions.

Our Strategy

Our goal is to become a leader in the at-home treatment of underserved chronic diseases. We intend to leverage our established product, service and fulfillment platforms to be a global provider of clinically proven easy-to-use and cost-effective solutions. The key elements of our strategy include:

●	Increase awareness of our solutions and establish them as the standards of care. We believe that many patients with lymphedema, chronic venous insufficiency and bronchiectasis remain undiagnosed or undertreated. We intend to further educate physicians, nurses, therapists, patients, payers and DME providers to raise awareness of these diseases, the associated health burdens of such diseases on patients and society, and the clinical and economic benefits of using our products. Further, we intend to continue promoting this awareness through training and educating clinicians, advertising campaigns, exhibiting at tradeshows and physician meetings and publishing additional clinical and economic outcome data demonstrating the benefits of our solutions. Our ongoing marketing initiatives focus on increasing referrals from physicians trained in the diagnosis and treatment of venous and lymphatic diseases, oncology and chronic respiratory conditions. In addition, we plan to launch more extensive direct-to-provider and patient marketing programs that we believe will further increase awareness of our solutions.
●	Expand our sales and customer support teams. We plan to expand our direct sales and marketing organization to drive greater product adoption by patients suffering from lymphedema and CVI and their clinicians. We also intend to expand and support our respiratory DME channels, in an effort to help demonstrate HFCWO as a staple among the host of treatments they bring to chronic respiratory patients. We intend to strengthen our distribution network by continuing to recruit, train and retain talented sales representatives. With an expanded sales force, our goal is to expand the existing prescriber base.
●	Demonstrate ongoing innovation to grow our technology platform and expand adoption of our therapies. We are actively developing new products and features for our portfolio in order to expand the number of patients using our products and allow us to enter new clinical adjacencies. We pursue both internal research, design and development, and also work with external collaborators to expand our product offerings. In addition, we evaluate opportunities to license or acquire additional technologies and products to expand our total addressable market opportunity.
●	Continue the development of clinical and economic outcome data. A key part of our success is our ability to demonstrate the effectiveness of our products through clinical and economic outcome data. We intend to invest in additional studies to support peer-reviewed, published articles that evidence the clinical and economic benefits of our solutions as compared to traditional treatments. We intend to use these data to continue to educate clinicians, payers and patients on the proven advantages of our products compared to other therapies and expand our network of key opinion leader advocates.
●	Expand third-party reimbursement. Most of our products are covered under existing reimbursement codes, and we have secured coverage for our solutions with commercial payers, Medicare, the Veterans Administration and certain Medicaid programs. Our team has experienced significant success in obtaining positive coverage policies from payers by developing direct relationships with payer decision-makers, leveraging our relationships with physician societies and key opinion leaders, providing clinical data, demonstrating the efficacy of our products and educating payers on the limitations of traditional treatments. We intend to continue this strategic approach to further expand coverage for our solutions, as well as to meet payer-specific requirements on behalf of patients.

Our Products

We market Flexitouch and Entre systems as at-home therapies for the treatment of lymphedema and chronic venous insufficiency. We market AffloVest as an at-home therapy intended to promote airway clearance. These products have received 510(k) clearance from the FDA to be marketed in the United States. We believe our products have unique features and benefits that address the shortcomings of traditional treatments, are more cost-effective and enable more consistent and effective therapy, leading to enhanced patient quality of life, improved clinical outcomes and reduced cost of care.

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

AffloVest

We acquired the AffloVest business in September 2021. The AffloVest is the first truly portable high-frequency chest wall oscillation (HFCWO) vest. The device is battery-powered and affords patients the ability to ambulate while receiving treatment, as well as increases the likelihood that their treatment will travel with them. The AffloVest treats patients with retained pulmonary secretions resulting from bronchiectasis, cystic fibrosis and a host of neuromuscular disorders. The AffloVest offers various treatment modes and intensities.

The user can set and store their personalized default treatment settings. Our AffloVest system has received 510(k) clearance as a HFCWO device and is intended for promoting airway clearance and improvement of bronchial drainage by enhancing mobilization of bronchial secretions where manipulation of the thorax is the physician’s choice of treatment.

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

The study also reviewed lymphedema-related healthcare costs for each patient in the study for the 12 months before and the 12 months after receipt of our Flexitouch system. Among the cancer-related lymphedema patients, total costs per patient, excluding durable medical equipment costs, were reduced by 37%, from $2,597 to $1,642 (p=0.002) following receipt of our Flexitouch system. The greatest contributor to this change was a 54% reduction in outpatient hospital costs from $1,517 to $694 (p<0.001). Total costs per non-cancer-related lymphedema patient, excluding durable medical equipment costs, were reduced by 36% from $2,937 to $1,883 (p=0.007). Outpatient hospital costs for the non-cancer patients declined by 65% from $1,726 to $606 (p<0.001).

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

AffloVest Clinical Evidence

The use of the AffloVest in patients with cystic fibrosis (“CF”) has been studied and reported on in non-peer reviewed journals. In 2016, a prospective study was conducted of 25 patients who were asked to augment their current airway treatment regimen with the AffloVest. These patients ranged from 11 to 18 years old and used AffloVest for periods of one month to almost a full year. Twelve patients demonstrated measurable improvement in multiple lung function tests: Forced Vital Capacity (“FVC”) increased 15.22%, Forced Expiratory Volume 1 (“FEV1”) increased 17.41% and Forced Expiratory Flow (“FEF”) 25-75% increased 11.21% respectively. Eleven of the 12 patients who demonstrated positive improvement in their lung scores, and in whom those scores were maintained for nearly one year, had been using air bladder style vests previously. The remaining 13 patients saw no significant increase, and no decrease, in lung function.

A prospective, single-site study was published in Respiratory Therapy in 2018 and compared the impact of traditional compressor/bladder-style HFCWO vests with that of the mobile, battery-powered AffloVest on lung function measures in 32 healthy patients. The results showed no significant difference between the technologies in increased airflow in the lungs during treatment. AffloVest performed favorably to traditional vests in that it produced no significant decline in forced vital capacity or forced expiratory volume, while the traditional vests did show statistically significant declines in these measures.

In 2020, a chart review study of 30 patients compared the need for antibiotic therapy due to exacerbation, based on the number of prescriptions, emergency room visits and hospitalizations in the period approximately six months before each patient started AffloVest HFCWO therapy compared to the period six months after initiating AffloVest HFCWO therapy. The results showed a 96.2% reduction in hospitalizations, 82.4% reduction in emergency room visits, and 87.3% reduction in antibiotic usage for the post-AffloVest group.

The AffloVest has a history of clinical evidence, and Tactile Medical is committed to supporting additional studies to further support the benefits of this differentiated HFCWO technology.

Sales and Marketing

Unlike many of our competitors, we utilize a direct-to-patient and -provider model to market our pneumatic compression portfolio solutions directly to patients and clinics, providing high-quality customer service and capturing both the manufacturer and distributor margins. The direct channel allows us to focus on two of our primary call points, vascular and oncology. For AffloVest, we utilize the respiratory DME channel as our go-to-market method. Our utilization of the thousands of respiratory DME representatives gives us access to a larger channel than competitors that market and sell directly. The respiratory DME channel also already serves the chronic respiratory community, enabling them to identify candidates who are regularly on other respiratory therapies (such as oxygen, nebulizers, non-invasive ventilators, etc.) and who might benefit from the use of our AffloVest. The below chart reflects these models:

Our direct-to-patient and -provider lymphedema business is composed of a direct sales force, patient training and support, reimbursement capabilities and medical expertise to educate, expand awareness, coordinate referrals and obtain payment for our products.

The chart below describes our U.S. direct-to-patient and -provider model for our lymphedema business.

We sell the AffloVest to DME providers in the U.S. that service patients and bill third party payers for the product. The DME providers obtain the prescription and coordinate with patients and payers to determine insurance eligibility and payment. These DME providers are staffed by trained respiratory therapists who are required in some states to set up patients on at-home prescription respiratory therapies like AffloVest. We market and educate DME providers and clinicians about the AffloVest advantages. As of December 31, 2021, we also employed a small group of respiratory specialists, who educate DME provider representatives, provide product demonstrations for targeted clinicians and support technical questions related to the AffloVest.

The chart below describes our DME model.

As of December 31, 2021, we employed a field staff of 252 Tactile employees, made up of sales and service representatives, as well as managers, who provide support throughout the United States for our lymphedema and respiratory therapies.

Our marketing team leads our efforts in brand development, product messaging, tradeshow attendance, medical educational forums, website development, social media and advertising.

Reimbursement, Payer Relations and Customer Support Process

Private insurers and other payers represented approximately 68% and 71% of our revenue in 2021 and 2020, respectively, while Medicare represented approximately 17% and 16% of our revenue in 2021 and 2020, respectively, Veterans Administration hospitals represented approximately 13% of our revenue in both 2021 and 2020, and DME distributors represented approximately 2% of our revenue in 2021. When we sell our solutions directly to patients, we generally bill third-party payers, such as commercial insurance or Medicare, on behalf of our patients and bill the patient for their copayment obligations and deductibles.

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

Our reimbursement function includes payer relations and reimbursement operations. Our payer relations function focuses on payer policy development and education for our entire portfolio, as well as contract negotiations for our direct business, and data analysis. Our reimbursement operations function is responsible for verifying patient insurance benefits, individual patient case development, prior authorization submissions, case follow-up, and appeals when necessary. The reimbursement operations function is organized into “regional payer lanes” so that each case is handled throughout the process by experts in specific payer requirements.

We have strong and established payer relationships, including most of the largest private payers in the United States. Based on our estimates, we are contracted or enrolled as an in-network provider with payers covering nearly 275 million lives. These contracts allow us to be an in-network provider for patients, enabling them to access our systems at a competitive rate and copay comparable to other suppliers and easing our administrative burden in processing authorizations and claims. We have enjoyed a consistent commercial payer approval rate of greater than 80% for the last ten years, and a greater than 90% Medicare claims submitted approval rate (post-arbitration and based on the number of claims, not dollar amount of claims, submitted across all our products) since we began doing business with Medicare in 2007. We have an in-depth understanding of specific payer coverage criteria, and our submission materials are tailored to address an individual payer's distinct requirements. Our dedicated customer service team is available to answer patient questions regarding reimbursement, account status, device operation and troubleshooting during normal business hours. We receive no additional reimbursement for patient support, but provide high-quality customer service and continuity to enhance patient comfort, satisfaction, compliance and safety with our products.

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

Our respiratory DME partners contract directly with commercial payers and regularly serve as a consolidated source for various respiratory-related therapies. The DME distributor obtains the prescription and, in coordination with the patient and payer, determines insurance eligibility and payment. The AffloVest is reimbursed under HCPCS code E0483, high frequency chest wall oscillation for bronchiectasis, and over 40 other ICD-10 diagnosis codes.

Research and Clinical Operations

We are committed to ongoing research and development as part of our efforts to be at the forefront of physician and patient preference in the area of chronic disease, especially lymphedema, cancer-related lymphedema, chronic venous insufficiency, bronchiectasis and other chronic respiratory conditions. Our research and development and clinical operations functions include scientists, clinical monitors and project managers with expertise in pneumatics, electronics, garment design, embedded software, mechanical design, sensors, manufacturing technologies and clinical trial management. Our current research and development efforts are focused primarily on increasing efficacy, improving design for ease-of-use, enhancing clinical functionality and reducing production costs of our solutions. Our clinical development efforts are focused on further differentiating our products from our competitors. We coordinate our development efforts with our intellectual property strategies in order to enhance our ability to obtain patent and other intellectual property protection. Our research and development expenses, including spending on our clinical evidence development efforts, totaled $5.7 million and $5.3 million for the years ended December 31, 2021 and 2020, respectively.

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

In order to mitigate against the risks related to a single source of supply, we qualify alternative suppliers, when possible, and develop contingency plans for responding to disruptions, including maintaining adequate inventory of any single source components, along with requiring each supplier to maintain specified quantities of inventory. To date, we have not experienced material delays in obtaining any of our components, nor has the ready supply of finished products to our patients or clinicians been adversely impacted by component supply issues.

We have implemented a quality management system designed to comply with FDA regulations and International Standards Organization, or ISO, standards governing medical device products. In the United States, we and some of our manufacturers are required to manufacture our products in compliance with the FDA's Quality System Regulation, which covers the methods and documentation of the design, testing, control, manufacturing, labeling, quality assurance, packaging, storage and shipping for our products. We maintain a quality management system to control compliance with such requirements and have procedures in place designed to ensure that all products and materials purchased by us conform to our requirements and FDA regulations. Our quality management system has been certified to ISO 13485:2003 in 2012, 2014 and 2017, and to ISO 13485:2016 in 2019, 2020 and 2021. In 2021, we also received our Medical Device Single Audit Program (“MDSAP”) certification. An MDSAP allows an MDSAP-recognized Auditing Organization to conduct a single regulatory audit of a medical device manufacturer that satisfies the relevant requirements of the regulatory authorities participating in the program. Many of our manufacturers’ quality management systems also have been certified to ISO.

Order Fulfillment and Patient Education

With respect to our Flexitouch and Entre systems, once we have a complete patient order and appropriate documentation from the payer, we package and ship the system, configured to their physician's prescription, directly to the patient. We utilize third-party carriers for delivery and pick up of our devices. After delivery and when requested by our patient, we coordinate a virtual or at-home visit from one of our licensed trainers to provide education, clinical support or customer service. These trainers are healthcare professionals, licensed in their state of residence, instructed on proper use of our products. Patient visits are coordinated from our offices in Minneapolis and training sessions are assigned by our staff.

Our AffloVest product is packaged and shipped to the DME provider or drop-shipped directly to a patient, as directed. We utilize third-party carriers for delivery and pick up of our AffloVest products. In situations in which the product is shipped to the DME provider, they are responsible for completing the delivery to the patient. Upon receipt of the product, patients are able to utilize materials included with the product to complete self-training or engage with the DME provider for additional support.

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

We believe we are the only pneumatic compression home-therapy device company with a meaningful U.S. market position supported by a direct sales force. We believe our manufacturing competitors' complete reliance on DME distribution intermediaries compresses their margins and limits their ability to invest in clinical evidence and product features that address consumer preferences. To pursue a direct-to-patient and -provider sales model, our manufacturing competitors would need to meet national accreditation and state-by-state licensing requirements, secure Medicare billing privileges, as well as compete directly with the home medical equipment providers that many rely on across their entire home care businesses.

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

Competitors within the airway clearance market consist largely of three other HFCWO vest manufacturers: Hill-Rom, Philips Medical and Electromed. While we believe AffloVest’s portability and our use of DME distributors are differentiators, we anticipate that given the size of the airway clearance market, we will continue to see vigorous competition. We intend to further expand and support our respiratory DME relationships, as well as invest in product development to better support this still-underserved area.

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

Our Flexitouch, Entre and AffloVest systems (all models) are Class II devices under the FDA classification system requiring 510(k) clearance. We obtained 510(k) clearance for our Flexitouch system in October 2006 and for a discontinued predecessor system in July 2002. In September 2016, we received 510(k) clearance from the FDA for the Flexitouch system for treating lymphedema of the head and neck. In June 2017, we announced that we received 510(k) clearance from the FDA for the Flexitouch Plus, the third-generation version of our Flexitouch system. In December 2020, we received 510(k) clearance for two new indications for our Flexitouch Plus system: phlebolymphedema and lipedema. We obtained 510(k) clearance for our Entre system in May 2015. 510(k) clearance for the AffloVest system was obtained in 2013. All of our Class II devices have obtained 510(k) clearance and that status remains current as of the date of this filing.

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

If we are found to be in violation of the Federal False Claims Act or the Civil Monetary Penalties laws, penalties include fines for each false claim violation of the Federal False Claims Act and varying amounts based on the type of violation of the Civil Monetary Penalties Law, plus up to three times the amount of damages that the federal government sustained because of the act of that person. In addition, the federal government may also seek exclusion from participation in all federal health care programs.

In addition, we bill Medicare Part B and other insurers directly for each sale to patients. As a result, we must comply with all laws, rules and regulations associated with filing claims with the Medicare program, including the Social Security Act, Medicare regulations, the Federal False Claims Act and the Civil Monetary Penalties Law, as well as a variety of additional federal and state laws. During an audit, insurers typically expect to find explicit documentation in the medical record to support a claim. Physicians and other clinicians, who are responsible for prescribing our products for patients, are expected to create and maintain the medical records that form the basis for the claims we submit to Medicare and other insurers. Any failure to properly document the medical records for patients using our products could invalidate claims, impair our ability to collect submitted claims and subject us to overpayment liabilities, Federal False Claims Act liabilities and other penalties including exclusion from the Medicare, Medicaid or private insurance programs.

State fraud and abuse provisions.    Many states have also adopted some form of anti-kickback and anti-referral laws and false claims acts that apply regardless of payer, in addition to items and services reimbursed under Medicaid and other state programs. In some states, these laws apply, and we believe that we are in compliance with such laws. Nevertheless, a determination of liability under such laws could result in fines and penalties and restrictions on our ability to operate in these jurisdictions.

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

State and federal transparency/reporting requirements.    As part of the Patient Protection and Affordable Care Act, or ACA, the Federal government has created a transparency program known as Open Payments (the Physician Payments Sunshine Act) which requires manufacturers of drugs, devices, biologicals and medical supplies to report annually to the CMS, an agency within the U.S. Department of Health and Human Services, or HHS, information related to payments and other transfers of value provided to physicians and teaching hospitals (“covered recipients”) and certain ownership and investment interests held by physicians and their immediate family members. Beginning in 2021, tracking and reporting was expanded to include additional covered recipients, namely physician assistants, nurse practitioners, clinical nurse specialists, certified registered nurse anesthetists and certified nurse-midwives. Failure to submit timely, accurate and complete information may result in civil monetary penalties of up to an aggregate of $150,000 per year and up to an aggregate of $1.0 million per year for "knowing failures to report." Certain states require implementation of commercial compliance programs and compliance with the device industry's voluntary compliance guidelines and the relevant compliance guidance promulgated by the federal government, impose restrictions on marketing practices, and/or prohibition and tracking and reporting of gifts, compensation and other remuneration or items of value provided to physicians and other healthcare professionals and entities.

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

Environmental Regulation

Our research and development and manufacturing processes and operations may involve the controlled use of hazardous materials, including flammables, toxics and corrosives and produce hazardous chemical waste products. We are subject to numerous foreign, federal, state, and local environmental, health and safety laws and regulations relating to, among other matters, safe working conditions, product stewardship and end-of-life handling or disposition of products, and environmental protection, including those governing the generation, storage, handling, use, transportation and disposal of hazardous or potentially hazardous materials. Some of these laws and regulations require us to obtain licenses or permits to conduct our operations. Environmental laws and regulations are complex, change frequently and have tended to become more stringent over time.

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

The European Union is the primary regulator in Europe, which has adopted numerous directives/regulations and has promulgated standards regulating the design, manufacture, clinical trials,

labeling and adverse event reporting for medical devices. Medical devices that comply with the requirements of applicable directives/regulations will be entitled to bear the CE conformity marking, indicating that the device conforms with the essential requirements of the applicable directives/regulations and, accordingly, can be commercially distributed throughout the member states of the European Union, and other countries that comply with or mirror these directives. We have the authorization to affix the CE Mark to our Flexitouch (classic) system to commercialize these devices in the European Union. The notified body who inspected us issued our initial ISO 13485 certification in October 2014 and our EC-Certificate in December 2014.

In March 2012, we received our Medical Device License in Canada for our Flexitouch (classic) system and in June 2021 for our Flexitouch (Plus) system. In October 2021, we discontinued our Flexitouch (classic) system Medical Device License in Canada, but our Flexitouch (Plus) system License remains current as of the date of this filing.

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

CMS, which is the agency within the Department of Health and Human Services that administers both Medicare and Medicaid, has the authority to decline to cover particular products or services if it determines that they are not "reasonable and necessary" for the treatment of Medicare beneficiaries. A coverage determination for a product, which establishes the indications that will be covered, and any restrictions or limitations, can be developed at the national level by CMS through a National Coverage Determination, or NCD, or at the local level through a Local Coverage Determination, or LCD, by a regional Medicare Administrative Contractor, which is a private contractor that processes and pays claims on behalf of CMS for the geographic area where the services were rendered. Obtaining a coverage determination, whether an NCD or LCD, is a time-consuming, expensive and highly uncertain endeavor, especially for a new device. Under a NCD that has been effective since January 14, 2002, pneumatic compression devices, or PCDs, including our products, are covered for the treatment of lymphedema or for the treatment of chronic venous insufficiency with venous stasis ulcers. A LCD, administered by the four Medicare Administrative Contractors responsible for processing durable medical equipment claims, sets forth additional coverage criteria that impacts Medicare coverage for our products. Our Medicare business was 17% of revenue in 2021 compared to 16% in 2020.

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

Patents

Our patent portfolio consists of three sets of patents, including patents relating to our Flexitouch system and other wearable compression-related technologies. As of December 31, 2021, we owned about 190 issued patents globally, of which 57 were issued U.S. patents. As of December 31, 2021, we owned about 39 pending patent applications pending globally, of which 15 were pending patent applications in the United States. Our U.S. issued patents have varying patent terms, expiring between 2022 and through at least 2040, subject to payment of required maintenance fees, annuities and other charges. U.S. patents covering various aspects of our Flexitouch system expired in 2017.

Trademarks

We have registered the trademarks Tactile Medical, Flexitouch, the Flexitouch logo design, AffloVest, and AffloVest Pro with the United States Patent and Trademark Office on the Principal Register. We rely in the United States on common law rights to the Entre and Tactile Medical design trademarks and have applied to register the Tactile Medical trademark in Australia, China, the European Union and Japan.

Seasonality

Our business is affected by seasonality. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Seasonality.”

Human Capital Resources

As a company, our focus is on developing and selling solutions that help increase clinical efficacy, reduce overall healthcare costs and improve the quality of life for patients with chronic conditions by treating them at home. We believe the strength of our employees is the cornerstone to achieving these goals. As of December 31, 2021, we had 988 employees. We have 537 employees who are based throughout the United States, as well as 451 employees who are primarily based in our corporate/manufacturing locations in the Minneapolis metropolitan area. Our employees are our most important resource and they set the foundation for our ability to achieve our strategic objectives.

The success and growth of our business depends, in large part, on our ability to attract, retain and develop a diverse population of talented and high-performing employees at all levels of our organization, including the individuals who comprise our workforce as well as executive officers and other key personnel. To succeed in a competitive labor market, we have developed key recruitment and retention strategies, objectives and measures that we focus on as part of the overall management of our business. These strategies, objectives and measures form the pillars of our human capital management framework and are advanced through the following programs, policies and initiatives:

Total Rewards: Rewarding and supporting our employees is essential to Company morale. To maintain a competitive salary and benefits package, we utilize an independent third party to evaluate employee compensation. We continue to explore and utilize benefits options in line with our growing and diverse workforce to attract and retain top talent. These benefits include but are not limited to retirement savings, an employee stock purchase plan, a variety of health insurance options, including dental and vision, discounts on healthy foods and fitness memberships, disability insurance, and paid maternity/paternity leave. Our Remote Work Policy also allows for a flexible work schedule and location, depending on business needs and the specific role.

Diversity, Equity, and Inclusion: We consider diversity, equity, inclusion, and employee engagement as cornerstones to the future growth of the business. Our diverse and inclusive workplace encourages different perspectives and ideas, which we believe enables better business decisions and rapid innovation. We are committed to constructive and critical self-evaluation that leads to concrete steps that continually enhance and strengthen our corporate culture. Based on employee feedback, we have assessed our company practices and developed goals to guide our diversity, equity, and inclusion initiatives including:

●	Increased diversity awareness programs for all areas of our organization; and
●	Increased focus on enhancing inclusiveness in our culture and understanding unintentional bias.

Fair Labor Practices: We seek fair labor practices throughout our business, including from our partners and key suppliers who share our values for human rights, dignity, and respect. We have implemented a Supplier Code of Conduct, requiring from our suppliers the same commitment to human rights, fair labor practices, and anticorruption that we value here at Tactile Medical.

Health and Safety: The health and safety of our employees is a vital aspect to the success of the Company. We provide all employees training on workplace safety and require employees to follow standards and practices supporting a safe and healthy work environment. Our commitment to the health, safety, and wellness of employees, patients, and business partners alike can be demonstrated by our expedient COVID-19 response. We revamped our business processes to allow for social distancing, limited face-to-face interactions by operating virtually when able, and provided additional PPE for applicable employees while serving over 65,000 patients and avoiding employee lay-offs.

Talent and Retention: In 2021, we focused on recruitment, hiring, and retention to ensure the highest quality talent and best fit for specific roles and the Company. Our recruitment efforts are expanding through strong recruiting and hiring processes and implementing an applicant tracking system. This applicant tracking system will support continuous improvement in our hiring process and will be leveraged for coaching and employee growth. We have also implemented a company intranet to facilitate employee inclusion, provide resources, and advance transparent communication efforts.

The result of the culmination of the above is measured by our employee engagement. We annually participate in a survey conducted by a third party in conjunction with the Top Workplaces employer recognition award program. In 2021, our employees’ responses qualified Tactile Medical as a Top Workplace in Minnesota for the 12th year in a row.

Available Information

We file annual, quarterly and current reports, proxy statements and other information with the SEC. The SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC at http://www.sec.gov.

We also make financial information, news releases and other information available on our corporate website at www.tactilemedical.com. Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and any amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 are available free of charge on this website as soon as reasonably practicable after we electronically file these reports and amendments with, or furnish them to, the SEC. The information contained on or connected to our website is not incorporated by reference into this Annual Report on Form 10-K and should not be considered part of this or any other report filed with the SEC.

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

The United States economy in general and our business specifically have been negatively affected by the COVID-19 pandemic. We have seen adverse impacts as it relates to the decline in the number of patients that healthcare facilities and clinics are able to treat due to enhanced safety protocols. While we saw some level of recovery in the second quarter of 2021, the second half of 2021 was negatively impacted by the prolonged recovery from COVID-19 and increased variant cases during the period, which extended and expanded restricted access to clinics and hospitals and disrupted the recovery in patient visits versus the pre-COVID environment. There are no reliable estimates of how long the pandemic will last, whether any recovery will be sustained or will reverse course, the severity of any resurgence of COVID-19 or variant strains of the virus, the effectiveness of vaccines and attitudes towards receiving them, or what ultimate effects the pandemic will have. For that reason, we are unable to reasonably estimate the long-term impact of the pandemic on our business at this time.

Further, the extent to which the COVID-19 pandemic, including any resurgence or variant strains of the virus, will impact our business, financial condition and results of operations in the future will depend on future developments, which are highly uncertain and cannot be predicted, including, but not limited to, the duration, spread, severity, and impact of the COVID-19 pandemic, the effects of the COVID-19 pandemic on our clinician customers and their patients, our suppliers and our payers, the remedial actions, any vaccine mandates and stimulus measures adopted by governmental authorities, and to what extent normal economic and operating conditions can resume. Even after the COVID-19 pandemic has subsided, we may continue to experience adverse impacts to our business as a result of any related economic recession or depression that has occurred or may occur in the future.

The potential negative impacts of the COVID-19 pandemic on us include, but are not limited to:

●	further reduced demand for our products;
●	reductions in coverage or reimbursement of our products by payers;

●	our inability to effectively conduct patient demonstrations and trainings;
●	continued restricted access to clinicians, further reduced patient consultations and treatments, and additional or further closures of healthcare facilities and clinics;
●	high absenteeism by our staff, prescribers and/or patients;
●	disruptions to our supply chain;
●	limitations on the ability of our workforce to perform their duties effectively;
●	difficulties recruiting and retaining qualified employees, in part as a result of our vaccine policy;
●	disruptions in the timely delivery of our products to patients;
●	difficulties complying with the covenants and/or restrictions contained in our debt agreements;
●	increased risks of phishing, ransomware and other cybersecurity attacks;
●	delayed reviews and approvals by the U.S. Food and Drug Administration;
●	increased unemployment rates in the U.S., which may lead to a reduced number of patients with available insurance coverage, resulting in a reduction in the demand for our products;
●	significant stock market volatility, resulting in extreme price and volume fluctuations;
●	our inability to focus on or expend resources toward the expansion of our business; and
●	continued adverse impact on liquidity or sources of capital.

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

Our Flexitouch system accounted for 85% and 88% of our revenue for the years ended December 31, 2021 and 2020, respectively. We expect that sales of this product will continue to account for the substantial majority of our revenue going forward. Therefore, our ability to execute our growth strategy will depend not only upon increasing awareness of lymphedema, but also on the adoption of our Flexitouch system to treat this condition. Many physicians and clinicians may have experience with, and/or invested substantial resources in, developing expertise in traditional or alternative treatments for lymphedema, which may make them less willing to adopt our Flexitouch system. If our Flexitouch system fails to achieve wide market acceptance for any reason, our business, financial condition and results of operations could be adversely affected.

Our long-term growth depends on awareness and adoption of our products.

A primary growth strategy is to establish our products as the standard of care for the treatment of chronic diseases. In order to achieve this growth strategy, we must:

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

Clinicians may not adopt our solutions as the standard of care for lymphedema, chronic venous insufficiency and bronchiectasis or may not prescribe our products for a number of reasons, including:

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

Our direct sales force has recently experienced increased turnover and difficulty in recruiting qualified replacements. We cannot assure you that this will not continue or that we will be able to reduce turnover in our direct sales force or recruit and retain quality candidates for our direct sales force. Our future success will depend largely on our ability to hire, train, retain and motivate skilled sales personnel with significant technical knowledge of lymphedema and chronic venous insufficiency. Failure to hire or retain qualified sales personnel would prevent us from building awareness of our solutions, expanding our business and maintaining or generating additional sales. If we are unable to maintain or expand our sales and marketing capabilities, we may not be able to effectively commercialize our products, which could have an adverse impact on our business.

Physicians and payers may require additional clinical studies prior to prescribing our products or to providing or maintaining coverage and reimbursement for our products. Any subsequent clinical studies that are conducted and published may not be positive or consistent with our existing data, which would adversely affect the rate of adoption of our products.

Our success depends in large part on the medical and third-party payer community's acceptance of our products as being useful in treating patients with lymphedema, chronic venous insufficiency or bronchiectasis. While the results of our studies collectively indicate a favorable safety and efficacy profile, the study designs and results may not be viewed as compelling to physicians and insurers. In particular, payers and physicians may see limitations in the design and results of the studies because certain studies were not specifically based on our products, involved a limited number of total subjects or subjects outside the control group and made "quality of life" conclusions based upon criteria contained in patient questionnaires that required subjective conclusions. Certain physicians and insurers may also prefer to see longer-term efficacy data than we have produced or are able to produce. If physicians or insurers do not find our data compelling or wish to wait for additional or independently-performed studies, they may choose not to prescribe or to provide coverage and reimbursement for our products.

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

We rely on third-party manufacturers and suppliers to supply all components and materials used in our Flexitouch, Entre and AffloVest systems. Our ability to supply our products commercially depends, in part, on our ability to obtain components and materials in accordance with our specifications and with regulatory requirements and in sufficient quantities to meet demand for our products. Our ability to obtain components and materials may be affected by matters outside our control, including that our suppliers may cancel our arrangements on short notice, we may be relatively less important as a customer to certain suppliers and our suppliers may have disruptions to their operations. Further, while so far we have not experienced any significant disruptions in the supply of components and materials to us due to the COVID-19 pandemic, the pandemic may result in such disruptions in the future.

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

Determinations of which products or services will be reimbursed under Medicare can be developed at the national level through a National Coverage Determination, or NCD, by CMS, or at the local level through a Local Coverage Determination, or LCD, by the four regional Medicare Administrative Contractors, which are private contractors that process and pay claims on behalf of CMS for different regions. These NCDs and LCDs may be subject to review and revision from time to time, which revisions may not be favorable for coverage of our products. Additional NCDs or LCDs, or changes in NCDs or LCDs for our products, could have adverse effects on our business. Further, we believe that a reduction or elimination of coverage or reimbursement of our products by Medicare would likely cause some commercial third-party payers to implement similar reductions in their coverage or reimbursement of our products. Given the evolving nature of the healthcare industry and ongoing healthcare cost reforms, we are and will continue to be subject to changes in the level of Medicare coverage for our products, and unfavorable coverage determinations at the national or local level could adversely affect our business and results of operations.

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

The medical device industry is highly competitive. Our success depends, in part, upon our ability to maintain a competitive position in the development of technologies and solutions for the at-home treatment of lymphedema, chronic venous insufficiency and bronchiectasis or for market adjacencies. Any product we develop will have to compete for market acceptance and market share. We face significant competition in the United States, and we expect the intensity of competition will increase over time. Our primary competitors are Bio Compression Systems, Inc., Lympha Press USA, Hill-Rom, Philips Medical and Electromed. Other competitors include Airos Medical, Inc. and NormaTec Industries. Many of the companies developing or marketing competing products enjoy several competitive advantages, including:

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

A number of factors over which we have limited control, such as seasonal variations in revenue, may contribute to fluctuations in our financial results. In the first quarter of each year, when most patients have started a new insurance year and have not yet met their annual out-of-pocket payment obligations, we experience substantially reduced demand for our products. We typically experience higher revenue in the third and fourth quarters when more patients have met their annual insurance deductibles, thereby reducing their out-of-pocket costs for our products, and because patients desire to exhaust their flexible spending accounts at year end. This seasonality applies only to purchases and rentals of our products by patients covered by commercial insurance and is not relevant to Medicare, Medicaid or the Veterans Administration, as those payers either do not have plans that have declining deductibles over the course of the plan year and/or do not have plans that include patient deductibles for purchases or rentals of our products. To the extent that the prevalence of high deductible insurance plans and higher copay and coinsurance plans continue to grow in the private payer market, the seasonal variations in our revenue could become even more pronounced. Further, seasonality trends have been, and may continue to be, significantly different than historical trends as a result of the COVID-19 pandemic and related impacts.

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

We bill Medicare Part B and other insurers directly for each sale to patients. As a result, we must comply with all laws, rules and regulations associated with filing claims with the Medicare program, including the Social Security Act, Medicare regulations, the Federal False Claims Act and the Civil Monetary Penalties Law, as well as a variety of additional federal and state laws. During an audit, insurers typically expect to find explicit documentation in the medical record to support a claim. Physicians and other clinicians, who are responsible for prescribing our products for patients, are expected to create and maintain the medical records that form the basis for the claims we submit to Medicare and other insurers. Any failure to properly document the medical records for patients using our products could invalidate claims, impair our ability to collect submitted claims and subject us to overpayment liabilities, False Claims Act liabilities and other penalties including exclusion from the Medicare, Medicaid or private insurance programs. Our payer relations group is responsible for verifying and managing patient claims. This group works with physicians and other clinicians to educate physicians and other clinicians on their record keeping responsibilities. From time to time our payer relations group identifies situations where the documentation could be questioned by Medicare or other insurers, and revises its procedures to strengthen our compliance systems based on our experience with Medicare contractors, Medicaid, insurers, physicians and other clinicians. If our procedures are not sufficient to detect deficiencies in the medical records of patients or such procedures are not updated in a timely manner before claims are submitted to Medicare or other insurers, or if the Medicare program or other insurer disagrees with the way the medical necessity support for prescribing our products has been documented, we could face potential liabilities for submitting claims based on inadequate records.

The size of the market for our products is an estimate, and may be smaller than we believe.

Our estimate of the total addressable market for our products is based on a number of internal and third-party estimates. In addition, our internal estimates are based in large part on current trends in diagnosing lymphedema, chronic venous insufficiency and bronchiectasis. While we believe these factors have historically provided and may continue to provide us with effective tools in estimating the total market for lymphedema, chronic venous insufficiency, bronchiectasis and our products, these estimates may not be correct and the conditions supporting our estimates may change at any time, thereby reducing the predictive accuracy of these underlying factors. As a result, our estimates of the total addressable market for our products may prove to be incorrect. If the actual number of patients who would benefit from our products and the total addressable market for our products is smaller than we have estimated, our future growth could be adversely impacted.

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

Our Flexitouch Plus system controller is reimbursed under HCPCS code E0652, our Entre system controller is reimbursed under HCPCS code E0651 and our AffloVest device is reimbursed under HCPCS code E0483. Garments that cover various parts of the body are used with these systems and billed using HCPCS codes E0667, E0668, E0656 and E0669, other than our head and neck garments, which do not currently have billing codes assigned. HCPCS is a standardized system used by all U.S. insurance payers to provide descriptions of healthcare equipment, supplies and services. HCPCS codes are used by payers to identify what services are being billed and to assign payment rates to those specific services. HCPCS codes for durable medical equipment are assigned and managed by CMS and a Medicare contractor responsible for Pricing, Data Analysis and Coding, or PDAC. New products and product revisions must go through a coding verification process to confirm the products meet the requested HCPCS definitions. CMS or its contractor can review and revise coding assignments if they believe a product no longer meets the assigned HCPCS definition. If the PDAC contractor determines one of our products does not meet the current HCPCS definition, it could remove all coding or assign a different HCPCS code with a lesser payment rate. This could have an adverse impact on our reimbursement rates, results of operations and cash flows.

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

In September 2021, we acquired the assets of the AffloVest respiratory therapy business (the “AffloVest Acquisition”). We may pursue acquisitions of other companies or their businesses in the future. In the AffloVest Acquisition and in any other acquisitions we may complete, we face many risks commonly encountered with growth through acquisitions. These risks include:

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

As a healthcare provider participating in governmental healthcare programs, we are subject to complex laws and regulations directed at preventing fraud and abuse, which subject our marketing, billing, documentation and other practices to government scrutiny. To ensure compliance with Medicare, Medicaid and other regulations, government agencies or their contractors often conduct routine audits and request customer records and other documents to support our claims submitted for payment of services rendered. Medicare has engaged a variety of contractors to audit claims submitted to the government, including Medicare Administrative Contractors, Recovery Audit Contractors, Supplemental Medical Review Contractors and Unified Program Integrity Contractors. Recovery Audit Contractors are compensated based on a percentage of overpayments recovered from providers. Unified Program Integrity Contractors focus on potential fraud and frequently make referrals to the Office of Inspector General or the Department of Justice to pursue criminal or civil action against providers. The increased number of Medicare contractors, with their focus on recovering overpayments and identifying fraud, creates increased risk to providers like us that submit claims to federal government programs. The Office of Inspector General and the Department of Justice also initiate their own investigations into possible violations of applicable laws and regulations.

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

In addition, the FDA may change its clearance and approval policies, adopt additional regulations or revise existing regulations, or take other actions which may prevent or delay approval or clearance of our products under development or impact our ability to modify our currently approved or cleared products on a timely basis. For example, in response to industry and healthcare provider concerns regarding the predictability, consistency and rigor of the 510(k) regulatory pathway, the FDA published new guidance on the 510(k) regulatory pathway in 2014, which altered the manner in which the 510(k) regulatory pathway is administered and interpreted. The FDA intends these reform actions to improve the efficiency and transparency of the clearance process, as well as bolster patient safety. This new guidance could impose additional regulatory requirements upon us which could delay our ability to obtain new 510(k) clearances, increase the costs of compliance or restrict our ability to maintain our current clearances. In addition, as part of the Food and Drug Administration Safety and Innovation Act, Congress reauthorized the Medical Device User Fee Amendments with various FDA performance goal commitments and enacted several "Medical Device Regulatory Improvements" and miscellaneous reforms which are further intended to clarify and improve medical device regulation both pre- and post-market.

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

Sanctions under these federal and state laws may include civil monetary penalties, exclusion of a manufacturer's products from reimbursement under government programs, criminal fines and imprisonment. In addition, the ACA, among other things, amended the intent requirement of the Federal Anti-Kickback Statute and criminal healthcare fraud statutes. A person or entity does not need to have actual knowledge of this statute or specific intent to violate it. In addition, the ACA provides that the government may assert that a claim, including items or services resulting from a violation of the Federal Anti-Kickback Statute, constitutes a false or fraudulent claim for purposes of the false claims statutes. Because of the breadth of these laws and the narrowness of the safe harbors and exceptions, some of our business activities could be subject to challenge under one or more of such laws. Such a challenge, regardless of the outcome, could have a material adverse effect on our business, business relationships, reputation, financial condition and results of operations.

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

Certain states mandate implementation of compliance programs and/or the tracking and reporting of gifts, compensation and other remuneration to physicians or other healthcare professionals. The shifting compliance environment and the need to build and maintain robust and expandable systems to comply with different compliance and/or reporting requirements in multiple jurisdictions increase the possibility that a healthcare company may violate one or more of the requirements.

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

The scope and enforcement of each of these laws is uncertain and subject to rapid change in the current environment of healthcare reform, especially in light of the lack of applicable precedent and regulations. If our operations are found to be in violation of any of the laws described above or any other government regulations that apply to us, we may be subject to penalties, including civil and criminal penalties, damages, fines and the curtailment, restructuring, or restricting of our operations. Any penalties, damages, fines, curtailment or restructuring of our operations could harm our ability to operate our business and our financial results. Responding to any action or threat of action against us for violation of these laws, even if we successfully defend against it, could cause us to incur significant legal expenses and divert our management's attention from operation of our business. Moreover, achieving and sustaining compliance with applicable federal and state fraud laws may prove costly.

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

The products we currently market have been cleared by the FDA for specific treatments. We train our employees in appropriate and lawful promotion of our products, within our approved indications and to be truthful and not misleading. We cannot, however, prevent a physician from using our products off-label, when in the physician's independent professional medical judgment, he or she deems it appropriate. The FDA does not restrict or regulate a physician's choice of treatment. There may be increased risk of injury to patients if physicians use our products off-label. Furthermore, the use of our products for indications other than those cleared by the governing regulatory body may not effectively treat such conditions, which could harm our reputation in the marketplace among physicians and patients.

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

Other legislative changes have been proposed and adopted in the United States since the ACA was enacted. The Budget Control Act of 2011 requires, among other things, mandatory across-the-board reductions in Federal spending, also known as sequestration. The American Taxpayer Relief Act of 2012 postponed sequestration for two months. As required by law, a sequestration order was issued on March 1, 2013. As a result of the sequestration order, Medicare Fee-for-Service claims with dates-of-service or dates-of-discharge on or after April 1, 2013 will continue to incur a 2% reduction in the Medicare payment until further notice. Claims for durable medical equipment, prosthetics, orthotics and supplies, including claims under the DME Competitive Bidding Program, are reduced by 2% based upon whether the date-of-service, or the start date for rental equipment or multi-day supplies, is on or after April 1, 2013. This 2% reduction based on the sequestration was suspended in 2020 due to the public health emergency, and Congress extended the sequestration moratorium through March 31, 2021. From April 1, 2021 through June 30, 2021, the reduction went back into effect at a 1% reduction level, and beginning July 1, 2021, the reduction returned to a 2% reduction level. We expect that additional state and federal healthcare reform measures will be adopted in the future, any of which could limit the amounts that federal and state governments will pay for healthcare products and services, which could result in reduced demand for our products or additional pricing pressures.

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

Because of the breadth of these laws and the narrowness of the statutory exceptions and safe harbors available under such laws, some of our business activities, including certain sales and marketing practices and financial arrangements, including the provision of stock options as partial compensation for consulting services, with physicians, some of whom use or purchase our products, and other customers, could be subject to challenge under one or more of such laws. Responding to any action or threat of action against us for violation of these laws, even if we successfully defend against it, could cause us to incur significant legal expenses and divert our management's attention from the operation of our business. If our operations are found to be in violation of any of the laws described above or any other governmental regulations that apply to us, we may be subject to penalties, including civil and criminal penalties, damages, fines, exclusion from governmental healthcare programs, disgorgement, contractual damages, reputational harm, diminished profits and future earnings, and the curtailment or restructuring of our operations, any of which could adversely impact our business.

Failure to comply with regulations affecting the transmission, security and privacy of health information could result in significant penalties.

Numerous federal and state laws and regulations, including HIPAA and the HITECH Act, govern the collection, dissemination, security, use and confidentiality of patient-identifiable health information or more broadly personally identifiable information. HIPAA and the HITECH Act require us to comply with standards for the use and disclosure of health information within our company and with third parties. The Privacy Standards and Security Standards under HIPAA establish a set of basic national privacy and security standards for the protection of individually identifiable health information by health plans, healthcare clearinghouses and certain healthcare providers, referred to as covered entities, and the business associates with whom such covered entities contract for services. Notably, whereas HIPAA previously directly regulated only these covered entities, the HITECH Act, which was signed into law as part of the stimulus package in February 2009, makes certain of HIPAA's privacy and security standards also directly applicable to covered entities' business associates. As a result, both covered entities and business associates are subject to significant civil and criminal penalties for failure to comply with Privacy Standards and Security Standards.

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

In addition to the HIPAA and HITECH Act regulations described above, a number of U.S. states have also enacted data privacy and data security laws and regulations that govern the collection, use, disclosure, transfer, storage, disposal, and protection of sensitive personal information, such as social security numbers, medical and financial information and other personal information. These laws and regulations may be more restrictive and not preempted by U.S. federal laws. For example, several U.S. territories and all 50 states now have data breach laws that require timely notification to individual victims, and at times regulators, if a company has experienced the unauthorized access or acquisition of sensitive personal data. Other state laws contain additional disclosure obligations for businesses that collect personal information about residents and afford those individuals additional rights relating to their personal information that may affect our ability to use personal information or share it with our business partners. We will continue to monitor and assess the impact of these state laws, which may impose substantial penalties for violations, impose significant costs for investigations and compliance, allow private class-action litigation and carry significant potential liability for our business.

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

We are exposed to the risk that our employees and other third parties, in spite of our compliance training and programs, may engage in fraudulent conduct or other illegal activity. Misconduct by employees and other third parties could include intentional, reckless and/or negligent conduct or disclosure of unauthorized activities to us that violate FDA regulations, including those laws requiring the reporting of true, complete and accurate information to the FDA, manufacturing standards, federal and state healthcare fraud and abuse laws and regulations, or laws that require the reporting of financial information or data accurately. In particular, sales, marketing and business arrangements in the healthcare industry are subject to extensive laws intended to prevent fraud, kickbacks, self-dealing and other abusive practices. These laws and regulations may restrict or prohibit a wide range of pricing, discounting, marketing and promotion, sales commission, customer incentive programs and other business arrangements. Activities subject to these laws also involve the improper use of information obtained in the course of clinical trials, which could result in regulatory sanctions and serious harm to our reputation. It is not always possible to identify and deter employee and other third-party misconduct, and the steps we take to detect, prevent and remedy any such activity may not protect us from governmental investigations or other actions or lawsuits stemming from a failure to be in compliance with such laws. If any such actions are threatened or instituted against us, and we are not successful in defending ourselves or asserting our rights, those actions could have a significant impact on our business, including the imposition of significant civil, criminal and administrative penalties, damages, monetary fines, disgorgement, possible exclusion from participation in Medicare, Medicaid and other federal healthcare programs, contractual damages, reputational harm, diminished profits and future earnings and curtailment or restructuring of our operations, any of which could adversely affect our ability to operate.

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

Rules, regulations and policies concerning mandatory COVID-19 vaccination could materially and adversely affect our business, financial condition and results of operations.

While proposed federal orders and standards related to mandatory vaccination and/or testing for employees and contractors have been stayed, we cannot predict the eventual outcome or impact on us, our suppliers, our contractors or our customers. Additional vaccine and testing mandates may be announced in jurisdictions in which we operate or by healthcare facilities and clinics. While it is not currently possible to predict with any certainty the exact impact new regulations would have on us, our suppliers, our contractors and our customers, the implementation of such government mandated vaccination or testing mandates may impact our ability to retain current employees and attract new employees and result in labor disruptions. Further, our suppliers may be subject to, or voluntarily impose, vaccine mandates, which could result in disruptions in our business and supply chain.

In addition, we currently have a mandatory vaccination requirement for all employees and independent contractor trainers, which has negatively impacted our ability to retain and recruit employees and contractors and could continue to have this negative impact. Our maintenance of this requirement and the implementation of other requirements may result in further employee attrition, including attrition of critically skilled workforce, and difficulty securing future workforce needs, which could have a material adverse effect on our business, financial condition, and results of operations.

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

We believe our cash, cash equivalents and cash flows from operations will be sufficient to meet our working capital, capital expenditure and debt repayment and related interest payment requirements for at least the next twelve months. However, we have based these estimates on assumptions that may prove to be incorrect, and we could spend our available financial resources much faster than we currently expect. Any future funding requirements will depend on many factors, including:

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

We incurred additional indebtedness in connection with the AffloVest acquisition and may not be able to meet all of our debt obligations, and the phase-out, replacement or unavailability of LIBOR and/or other interest rate benchmarks could adversely affect our indebtedness.

We incurred additional indebtedness in connection with the AffloVest acquisition. As a result of the increase in our debt, demands on our cash resources have increased. The increased level of debt could, among other things:

●	require us to dedicate a large portion of our cash flow from operations to the servicing and repayment of our debt, thereby reducing funds available for working capital, capital expenditures, research and development expenditures and other general corporate requirements;
●	limit our ability to obtain additional financing to fund future working capital, capital expenditures, research and development expenditures and other general corporate requirements;
●	limit our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate;
●	restrict our ability to make strategic acquisitions or dispositions or to exploit business opportunities;
●	place us at a competitive disadvantage compared to our competitors that have less debt; and
●	adversely affect the market price of our common stock.

Further, our ability to make scheduled payments of the principal of, to pay interest on or to refinance our indebtedness depends on our future performance, which is subject to economic, financial, competitive and other factors beyond our control.

In addition, our financial condition, results of operations and cash flows could be significantly affected by changes in interest rates and actions taken by the Federal Reserve or changes in the London Interbank Offered Rate ("LIBOR") or its replacement. Future increases in market interest rates would increase our interest expense. Borrowings under our Credit Agreement currently bear interest at variable rates based on either a base rate or a fluctuating rate of interest determined by reference to LIBOR, plus, in each case, an applicable margin. LIBOR is subject to a phase-out period that currently extends to June 30, 2023 for most tenors. While our Credit Agreement provides a hardwired mechanism for determining an alternative rate of interest when no tenors of LIBOR are available, any such alternative, successor, or replacement rate may not be similar to, or produce the same value or economic equivalence of, LIBOR or have the same volume or liquidity as did LIBOR prior to its discontinuance or unavailability, which may increase our overall interest expense. We will continue to monitor the situation and address the potential reference rate changes in future debt obligations that we may incur, but the potential effect of the phase-out or replacement of LIBOR on our cost of capital cannot yet be determined and any increase in the interest we pay and a corresponding increase in our costs of capital or otherwise could have a material adverse impact on our financial condition, results of operations or cash flows.

Our credit facility contains covenants that restrict our business and financing activities, and the property that secures our obligations under the credit facility may be subject to foreclosure.

Our credit facility contains a number of restrictions and covenants, which, among other things, restrict our ability to acquire or merge with another entity, dispose of our assets, make investments, loans or guarantees, incur additional indebtedness, create liens or other encumbrances, or pay dividends or make other distributions. The credit facility also requires us to maintain compliance with a maximum leverage ratio, a minimum fixed charge coverage ratio, a minimum EBITDA covenant and a minimum liquidity covenant. These provisions impose significant operating and financial restrictions on us and may limit our ability to compete effectively, take advantage of new business opportunities or take other actions that may be in our best interests. Our ability to obtain additional or other financing or to dispose of certain assets could also be negatively impacted because we have pledged substantially all of our assets as collateral in connection with the credit facility.

Our ability to comply with the provisions under the Credit Agreement may be affected by events beyond our control, including as a result of the negative impacts of COVID-19, and our inability to comply with any of these provisions could result in a default under the Credit Agreement. If such a default occurs, the lenders may elect to declare all borrowings outstanding, together with accrued interest and other fees, to be immediately due and payable, and they would have the right to terminate any commitments they have to provide further borrowings. If we are unable to repay outstanding borrowings when due, the lenders under the Credit Agreement also have the right to proceed against the collateral, including substantially all of our assets, granted to them to secure the indebtedness under that facility. If our indebtedness under the Credit Agreement were to be accelerated, we cannot assure you that our assets would be sufficient to repay in full that indebtedness. The occurrence of any of these events could have a material adverse effect on our business, financial condition, results of operations and liquidity.

A reclassification of our independent contractor trainers could require us to pay retroactive taxes and penalties, which could have a material adverse effect on our business, financial condition and operating results.

Prior to the inactivation of our independent contractor home trainers in May 2020, we contracted with over 560 licensed healthcare practitioners as home trainers, who educate our patients on the proper use of our solutions. We have since reactivated a small number of healthcare practitioners in the same capacity as previously noted. Because we consider these licensed practitioners to be independent contractors, as opposed to employees, under federal and applicable state laws, we do not withhold federal or state income or other employment related taxes or make federal or state unemployment tax or Federal Insurance Contributions Act payments. Our contracts with these independent contractors obligate them to pay these taxes. The classification of healthcare practitioners as independent contractors depends on the facts and circumstances of the relationship. Recently, there has been increased focus on the tests and standards related to classifying individuals as employees or independent contractors, including through judicial decisions, legislative proposals and private lawsuits in certain jurisdictions. For example, California enacted a law (AB 5), which took effect January 1, 2020. AB 5 significantly limits the types of workers who may be able to be classified as independent contractors under California law, including requiring the worker to perform work that is outside the usual course of the hiring company’s business in order to be classified as an independent contractor. Other state legislatures and Congress are considering, and may enact, laws or regulations narrowing the scope of workers who may be classified as independent contractors. As a result, there is significant uncertainty regarding what the state and federal worker classification regulatory landscape may look like in coming years. In the event federal or state taxing or other regulatory authorities, or a court, were to determine that the healthcare practitioners with whom we contract should be classified as employees, we might be liable for unpaid past taxes and other costs and subject to penalties. We also could, among other things, be required to withhold income taxes, to withhold and pay Social Security, Medicare and similar taxes, to pay unemployment and other related payroll taxes and to provide certain employee benefits, including workers’ compensation coverage and group medical benefits, or be forced to change our business model as it relates to the trainers to avoid various types of liability exposure associated with worker misclassification claims pursued by governmental agencies or through private legal action. As a result, any determination that the trainers are our employees could have a material adverse effect on our business, financial condition and results of operations.

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

At December 31, 2021, we had approximately $18.5 million of accounts receivable for sales of our Flexitouch system to patients covered by Medicare. A portion of the related claims to Medicare are initially denied and enter the appeals process, where many are ultimately reviewed by an Administrative Law Judge. The appeal process can be lengthy, lasting several years in most cases. At December 31, 2021, we classified $12.8 million of our Medicare accounts receivable related to Flexitouch system sales as long-term assets on our balance sheet due to the estimated amount of receivables that will be paid more than one year from December 31, 2021, as a result of delays with the Administrative Law Judge appeal process. A significant increase in Medicare denial of submitted claims or an increase in the proportion of Medicare denials that are upheld by an Administrative Law Judge could adversely affect our results of operations or cause us to reduce the carrying value of our Medicare accounts receivable related to Flexitouch system sales.

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

Item 1B.  Unresolved Staff Comments.

None

Item 2.  Properties.

We currently lease approximately 150,000 square feet of office space for our corporate headquarters in Minneapolis, Minnesota. The initial lease for this space of approximately 80,000 square feet commenced in September 2019 and had an initial expiration date in February 2030. Subsequently, we entered into amendments to our initial lease to include an additional approximately 70,000 square feet of office space and to extend the expiration date of the entire leased space to February 2031. Of the additional approximately 70,000 square feet of space, 33,000 square feet commenced in September 2020 and the remaining approximately 37,000 square feet commenced in September 2021.

We also lease approximately 63,000 square feet of office, assembly and warehouse space at another facility in Minneapolis, Minnesota, that has an expiration date in March 2027.

We believe that these facilities are adequate to meet our business requirements for the near term and that additional space will be available on commercially reasonable terms, if required.

Item 3.  Legal Proceedings.

Information pertaining to certain legal proceedings in which we are involved can be found in Note 13 – “Commitments and Contingencies” to our consolidated financial statements included in Part II, Item 8 of this report and is incorporated herein by reference.

Item 4. Mine Safety Disclosures.

Not Applicable.

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our common stock has been listed on The Nasdaq Stock Market LLC under the symbol "TCMD" since July 28, 2016.

Holders

As of February 18, 2022, there were approximately 31 holders of record of our common stock. The actual number of holders of common stock is greater than this number of record holders and includes stockholders who are beneficial owners but whose shares are held in street name by brokers and nominees. The number of holders of record also does not include stockholders whose shares may be held in trust by other entities.

Recent Sales of Unregistered Securities

None.

Issuer Purchases of Equity Securities

None.

Equity Compensation Plan Information

The information required by this Item concerning equity compensation plans is incorporated herein by reference from Part III, Item 12 of this report.

Stock Performance Graph

The graph below compares the cumulative total stockholder return on our common stock with the cumulative total stockholder returns on the Nasdaq Composite Index, Russell 2000 Index and S&P Healthcare Equipment Select Industry Index for the periods indicated. The graph assumes that $100 was invested on December 31, 2016, in our common stock and each of the indices and that all dividends, if any, were reinvested. No cash dividends have been declared on our common stock. Stockholder returns over the indicated periods should not be considered indicative of future stockholder returns.

COMPARISON OF CUMULATIVE TOTAL RETURN*
Among Tactile Systems Technology, Inc.,
The NASDAQ Composite Index, The Russell 2000 Index and the S&P Healthcare Equipment Select Industry Index
$450
$400
$350
$300
$250
$200
$150
$100
$50
$0
12/31/16
12/31/17
12/31/18
12/31/19
12/31/20
12/31/21
* $100 Invested on December 31, 2016 in stock or index, including reinvestment of dividends
Tactile Systems Technology, Inc.
Nasdaq Composite Index
Russell 2000 Index
S&P Healthcare Equipment Select Industry Index

Index	12/31/2016	12/31/2017	12/31/2018	12/31/2019	12/31/2020	12/31/2021
Tactile Systems Technology, Inc.	$100	$177	$278	$411	$274	$116
Nasdaq Composite Index	100	128	123	167	239	291
Russell 2000 Index	100	113	99	123	146	165
S&P Healthcare Equipment Select Industry Index	100	130	142	174	231	239

Item 6.  [Reserved.]

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and the accompanying notes thereto included elsewhere in this report.

This Management’s Discussion and Analysis of Financial Condition and Results of Operations focuses on discussion of year-over-year comparisons between 2021 and 2020. Discussion of 2019 results and year-over-year comparisons between 2020 and 2019 that are not included in this Annual Report on Form 10-K can be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2020, filed with the SEC on February 23, 2021.

Coronavirus (COVID-19)

The United States economy in general and our business specifically have been negatively affected by the COVID-19 pandemic. We have seen adverse impacts as it relates to the decline in the number of patients that healthcare facilities and clinics are able to treat due to enhanced safety protocols. While we saw some level of recovery in the second quarter of 2021, the second half of 2021 was negatively impacted by the prolonged recovery from COVID-19 and increased variant cases during the period, which extended and expanded restricted access to clinics and hospitals and disrupted the recovery in patient visits versus the pre-COVID environment. There are no reliable estimates of how long the pandemic will last, whether any recovery will be sustained or will reverse course, the severity of any resurgence of COVID-19 or variant strains of the virus, the effectiveness of vaccines and attitudes towards receiving them, or what ultimate effects the pandemic will have. For that reason, we are unable to reasonably estimate the long-term impact of the pandemic on our business at this time.

Since the onset of COVID-19, we have remained proactive to ensure we continue to adapt to the needs of our employees, clinicians and patients. For a detailed listing of the changes to our business practices since the onset of the pandemic, refer to previous reports filed with the Securities and Exchange Commission. Continued modifications to our business include, but are not limited to:

●	Incorporating remote and flexible work arrangements for employees whenever possible, including real-time, online training of our new sales representatives. In addition, we are monitoring pandemic conditions to assess whether our in-office and remote work strategy remains both productive and competitive.
●	Eliminating employee travel restrictions in alignment with the opening of healthcare facilities and clinics while also continuing to maintain social distancing contact restrictions to reduce exposure.
●	Utilizing a mix of employee trainers and independent healthcare practitioners to educate patients on the proper use of our solutions virtually or in-person.
●	Continuing to host large virtual medical education programs, while also beginning to schedule smaller in-person meetings and restoring attendance at key professional congresses.
●	Supporting clinicians and patients by using rigorous infection control practices when in-person visits are required.
●	Following government guidelines related to vaccinations of our staff in light of customer vaccination requirements and our focus on safe interactions with patients and customers.

We cannot assure you that these changes to our processes and practices will be successful in mitigating the impact of COVID-19 on our business. We continue to evaluate and, if appropriate, will adopt other measures in the future related to the ongoing safety of our employees, clinicians and patients.

Overview

We are a medical technology company that develops and provides innovative medical devices for the treatment of underserved chronic diseases. Our mission is to help people suffering from chronic diseases live better and care for themselves at home. We focus our efforts on advancing the standard of care in treating underserved chronic diseases in the home setting to improve patient outcomes and quality of life and help control rising healthcare expenditures. Our areas of therapeutic focus are (1) vascular disease, with a goal of advancing the standard of care in treating lymphedema and chronic venous insufficiency, (2) oncology, where lymphedema is a common consequence among cancer survivors and (3) providing airway clearance therapy for those suffering from chronic respiratory conditions. We possess a unique, scalable platform to deliver at-home healthcare solutions throughout the United States. This evolving home care delivery model is recognized by policymakers and insurance payers as a key for controlling rising healthcare costs. Our solutions deliver cost-effective, clinically proven, long-term treatment for people with these chronic diseases.

Our current products are the Flexitouch system, Entre system and AffloVest. A predecessor to our Flexitouch system received 510(k) clearance from the U.S. Food and Drug Administration (the “FDA”) in July 2002, and we introduced the system to address the many limitations of self-administered home-based manual lymphatic drainage therapy. We began selling our more advanced Flexitouch system after receiving 510(k) clearance from the FDA in October 2006. In September 2016, we received 510(k) clearance from the FDA for the Flexitouch system in treating lymphedema of the head and neck. In June 2017, we announced that we received 510(k) clearance from the FDA for the Flexitouch Plus, the third-generation version of our Flexitouch system. In December 2020, we received 510(k) clearance for two new indications for our Flexitouch Plus system: phlebolymphedema and lipedema. We derive the vast majority of our revenue from our Flexitouch system. Sales and rentals of our Flexitouch system represented 85% and 88% of our revenue in the years ended December 31, 2021 and 2020, respectively.

We introduced our Entre system in the United States in February 2013. The Entre system is sold or rented to patients who need a simple pump or who do not yet qualify for insurance reimbursement for an advanced compression device such as our Flexitouch system. For the years ended December 31, 2021 and 2020, sales and rentals of our Entre system represented 13% and 12% of our revenue, respectively.

We previously sold and rented another proprietary product, the Actitouch system. During fiscal year 2018, we recorded a $2.5 million non-cash impairment charge to fully impair the inventory and intangible assets related to our Actitouch system due to the lack of market demand for the product. We formally discontinued this product line in the first quarter of 2020. See Note 9 - “Goodwill and Intangible Assets” to the consolidated financial statements in this report for more information regarding this impairment charge and discontinuation.

On September 8, 2021, we acquired the assets of the AffloVest respiratory therapy product line from International Biophysics Corporation (“IBC”), a privately-held company which developed and manufactures AffloVest. AffloVest is a portable, wearable vest that provides airway clearance to treat patients with chronic respiratory conditions such as bronchiectasis or conditions resulting from neuromuscular disorders. For the year ended December 31, 2021, sales of AffloVest represented 2% our revenue.

In October 2018, we licensed the intellectual property rights related to the Airwear Gradient Compression Wrap, or the Airwear wrap, in the U.S. and Canada, for use in all medical applications, including but not limited to swelling/edema and ulcers (including lymphedema and chronic venous insufficiency conditions), but excluding the use of the intellectual property in the field of prophylaxis for deep vein thrombosis. The Airwear wrap is indicated for the management of venous insufficiency, venous hypertension, venous ulcerations and lymphedema. We began selling the Airwear wrap in a limited market in the fourth quarter of 2019. We subsequently made the strategic decision to discontinue the Airwear wrap in the second quarter of 2020 and, effective July 31, 2020, Sun Scientific, Inc. terminated the license agreement with us related to the Airwear wrap. See Note 9 - “Goodwill and Intangible Assets” to the consolidated financial statements in this report for more information regarding the related impairment charge.

To support the growth of our business, we invest heavily in our commercial infrastructure, consisting of our direct sales force, training resources, reimbursement capabilities and clinical expertise. We market our Flexitouch and Entre products in the United States using a direct-to-patient and -provider model. Our field commercial team consists of our direct sales force and a team of Field Support Specialists. The AffloVest device is sold through respiratory durable medical equipment providers throughout the United States. Our collective field commercial team, including our respiratory sales force, has grown to over 346 employees as of December 31, 2021, compared to 285 employees as of December 31, 2020.

As it relates to the impact of COVID-19 on our commercial processes, in the first half of 2021, we continued to see restrictions loosen, in line with the applicable governmental regulations. Conversely, in the second half of 2021, we were adversely impacted by the resurgence due to variants, resulting in renewed patient cancellations, absenteeism of staff and access limitations implemented by clinics and health systems. As a result, we continue to engage in virtual interactions if possible. We expect these virtual interactions with clinicians and patients to continue into the future until the pandemic subsides, and perhaps as a best practice in the future.

Additionally, with respect to sales force staffing, our results in the second half of 2021 were negatively impacted by the challenging labor market, which, in combination with some reluctance around our vaccination policy among both existing representatives and potential new hires, impacted recruiting and retention.

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

We also have a clinical team, consisting of a scientific advisory board, in-house therapists and nurses, and a Chief Medical Officer, that serves as a resource to clinicians and patients and guides the development of clinical evidence in support of our products. Most clinical studies require observation and interaction with clinicians and patients to monitor results and progress. Given the impact of COVID-19, patient recruitment for our clinical studies involving our products and clinical outcomes had previously been suspended in 2020. In 2021, all of our clinical trials have resumed research activities, including study visits and new patient enrollments, albeit more slowly than the targeted enrollment rates.

We rely on third party contract manufacturers for the sourcing of parts, the assembly of our controllers and the manufacturing of the garments used with our Flexitouch and Entre systems. We conduct final assembly of the garments used with our Flexitouch system, perform quality assurance and ship our Flexitouch and Entre products from our facility in Minneapolis, Minnesota. The AffloVest device is currently manufactured by a third party, IBC, pursuant to a Transition Services Agreement. We plan for IBC to continue to manufacture the product on our behalf through the first half of 2022.

To date, our supply chain has not been materially impacted by COVID-19. We continue to receive our product on time and believe that we have enough safety stock to meet our short and mid-term demand. However, we cannot assure you that our supply chain will not be materially impacted in the future.

For the year ended December 31, 2021, we generated revenue of $208.1 million and had a net loss of $11.8 million, compared to revenue of $187.1 million and a net loss of $0.6 million for the year ended December 31, 2020, and revenue of $189.5 million and net income of $11.0 million for the year ended December 31, 2019.

Our primary sources of capital since our initial public offering in 2016 have been from operating income and bank financing.

We operate in one segment for financial reporting purposes.

Components of our Results of Operations

Revenue

We derive our revenue from sales and rentals of our Flexitouch and Entre systems, to patients in the United States. Revenue growth has been driven by increased clinician, patient and payer awareness of lymphedema and the clinical efficacy of our Flexitouch system, and the launch of our Entre system in 2013. We have expanded our direct sales force, which helps us drive and support our revenue growth and intend to continue this expansion. However, any reversal in these recent trends could have a negative impact on our future revenue.

We sell or rent our Flexitouch and Entre systems either directly to patients or to the Veterans Administration on behalf of patients, who are referred to us by physicians, therapists or nurses. We bill payers, such as private insurers, Medicare, or Medicaid, on behalf of our patients and bill patients directly for their cost-sharing amounts, including any portion of an unsatisfied deductible and any copayments or co-insurance. We bill the Veterans Administration directly for the purchase or lease of our product on behalf of the patient. Approximately 13% of our revenue in each of 2021 and 2020 came from the Veterans Administration. Approximately 17% of our revenue in 2021 and 16% of our revenue in 2020 came from Medicare patients. Changes to the level of Medicare coverage for our products could reduce the number of Medicare patients who have access to our products. Our products currently are not subject to the competitive bidding process for supplying covered items to Medicare recipients.

We derive revenue from sales of our AffloVest product to accredited DME providers. These respiratory DME providers provide a full range of solutions for these patients with complex diseases, and represent a large, developed channel. Respiratory DME partners serve the role of receiving prescriptions, verifying coverage criteria, shipping, billing and training the patient. We intend to expand and support our respiratory DME partners, in an effort to help demonstrate HFCWO as a staple among the host of treatments they bring to chronic respiratory patients, thereby allowing us to continue to grow revenue from this product offering.

Our revenue has fluctuated, and we expect our revenue to continue to fluctuate, from quarter to quarter due to a variety of factors, including seasonality. See Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Seasonality” for a further discussion of factors contributing to our seasonality. Further, our revenue is impacted by fluctuations in the mix of products being sold and rented during each period and changes in the mix of our payers and contract pricing.

Furthermore, we expect our revenue to continue to increase in the future as a result of increased awareness of our solutions, expansion of our direct sales force, our DME partners, enhanced marketing and customer support efforts, continued focus on developing clinical and economic outcomes data, efforts related to expanded third-party reimbursement and longer term, potential introduction of our solutions outside the United States. We also anticipate pricing pressure from private insurers, which will result in continued downward pressure on our revenue growth rate.

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

We provide a warranty for our products against defects in material and workmanship for a period of one to five years. We record a liability for future warranty claims at the time of sale for the warranty period offered to a customer in cost of revenue. If the assumptions used in calculating the provision were to materially change, such as incurring higher than anticipated warranty claims, an additional provision may be required.

We calculate gross margin as gross profit divided by revenue. Our gross margin has been and will continue to be affected by a variety of factors, including product and payer mix, production volumes, manufacturing costs and cost-reduction strategies. We continue to work to reduce product manufacturing costs through enhanced product design efforts as well as supply chain initiatives in an effort to offset anticipated price erosion. Our gross margin will likely fluctuate from quarter to quarter.

Sales and Marketing Expenses

Our sales and marketing expenses consist primarily of personnel-related expenses, including salaries, bonuses, commissions and benefits for employees. They also include expenses for patient training, social media and advertising, informational kits, public relations and other promotional and marketing activities, field sales travel and entertainment expenses, trade shows and conferences, stock-based compensation, as well as customer service. We expect sales and marketing expenses to continue to increase in absolute dollars as we expand our commercial infrastructure to drive and support our planned revenue growth. To the extent our revenue grows, we expect sales and marketing expenses to decrease as a percentage of revenue over time.

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

Reimbursement, General and Administrative Expenses

Reimbursement, general and administrative expenses consist primarily of compensation, including salaries, bonuses and benefits for employees in our patient services and advocacy, billing and collections, case management, payer relations and governmental affairs and reimbursement operations departments, as well as finance, human resources and administration, information technology, business development and general management functions, and facilities costs. Reimbursement expenses also include consulting, travel to payer case manager seminars, professional development and training, and certification expenses. General and administrative expenses also include professional services such as legal, consulting and accounting services, stock-based compensation, travel expenses, insurance and acquisition costs.

Other Income (Expense), Net

Other income (expense), net consists primarily of interest income related to investment income earned on our invested capital portfolio and interest expense related to our debt obligations.

Income Tax Expense (Benefit)

Our income tax expense (benefit) consists primarily of permanent differences related to share-based compensation activity, as well as deferred income taxes resulting from temporary differences between the reporting of amounts for financial statement purposes and income tax purposes.

Critical Accounting Estimates

Our discussion and analysis of our financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with generally accepted accounting principles in the United States, or GAAP. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets and liabilities, and related disclosure of contingent assets and liabilities, revenue and expenses at the date of the financial statements. Generally, we base our estimates on historical experience and on various other assumptions in accordance with GAAP that we believe to be reasonable under the circumstances. Actual results may differ from these estimates and such differences could be material to our financial position and results of operations. Critical accounting estimates are those that involve a significant level of estimation uncertainty and have had or are reasonably likely to have a material impact on our financial condition and results of operations.

While our significant accounting policies are more fully described in Note 3 to our consolidated financial statements included elsewhere in this report, we believe the following discussion addresses our most critical accounting estimates, which involve significant subjectivity and judgment, and changes to such estimates or assumptions could have a material impact on our financial condition or operating results. Therefore, we consider an understanding of the variability and judgment required in making these estimates and assumptions to be critical in fully understanding and evaluating our reported financial results.

Revenue Recognition

We derive revenue from the sales and rentals of our proprietary line of Flexitouch and Entre systems, and from our sales of our recently acquired AffloVest product. We recognize revenue when control of the product has been transferred to our customer, in the amount of the expected consideration to be received for the product. Expected consideration is estimated as follows:

●	Flexitouch and Entre systems. Expected consideration to be received is estimated based on a detailed review of historical pricing adjustments and collections. Specifically, payment history of the applicable payer, as well as historical patient collections serve as a primary source of information in estimating expected consideration.
●	AffloVest products. Management’s assessment of the expected consideration to be received is based on agreed upon contractual pricing, assessment of the likelihood of available volume-based rebates being achieved and payment history of the applicable DME partner.

We update our assessment of collectability on a quarterly basis, with any adjustments for Flexitouch and Entre systems being reflected as sales and rental revenue and AffloVest products being reflected as bad debt expense within reimbursement, general and administrative expenses in the Consolidated Statements of Operations in the period of adjustment.

If in the future we determine that another method is more reasonable, or if another method for calculating these input assumptions is prescribed by authoritative guidance, the expected consideration associated with the sales and rentals of our products could change significantly. Changes in contractual pricing, payment trends and rebate structures would impact, either positively or negatively, our sales and rental revenue.

Stock-Based Compensation

The fair value of stock options is estimated at the date of grant, using the Black-Scholes option-pricing model, except for the valuation of certain “CEO” related stock options subject to a market condition which uses the Monte Carlo Simulation model. We recognize the fair value of each award as an expense on a straight-line basis over the requisite service period, which is generally the vesting period of the equity grant.

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

●	Expected term. We use the "simplified method" to determine the expected term of the stock option.
●	Expected volatility. Expected volatility for grants issued in and prior to the first fiscal quarter of 2021 was estimated using the average historical volatility of public companies of similar size and industry over a similar period as the expected term assumption used for our options. Beginning in the second fiscal quarter of 2021, we had sufficient historical data to transition to utilizing our average historical volatility over a similar period as the expected term assumption used for our options as the expected volatility.
●	Risk-free interest rate. The risk-free interest rate is based on the yields of U.S. Treasury securities with maturities similar to the expected term of the options for each option group.
●	Expected dividend yield. We have never declared or paid any cash dividends on our common stock and do not presently plan to pay cash dividends on our common stock in the foreseeable future. Consequently, we use an expected dividend yield of zero.

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

We estimate our forfeiture rate based on an analysis of our actual forfeitures and will continue to evaluate the appropriateness of the forfeiture rate based on actual forfeiture experience, analysis of employee turnover behavior and other factors. Quarterly changes in the estimated forfeiture rate can have a significant effect on reported stock-based compensation expense, as the cumulative effect of adjusting the rate for all expense amortization is recognized in the period the forfeiture estimate is changed. If a revised forfeiture rate is higher than the previously estimated forfeiture rate, an adjustment is made that will result in a decrease to the stock-based compensation expense recognized in the consolidated financial statements. If a revised forfeiture rate is lower than the previously estimated forfeiture rate, an adjustment is made that will result in an increase to the stock-based compensation expense recognized in the consolidated financial statements. The effect of forfeiture adjustments was insignificant for the years ended December 31, 2021, 2020 and 2019. We will continue to use significant judgment in evaluating the expected term, volatility and forfeiture rate related to our stock-based compensation.

Results of Operations

Comparison of the Years Ended December 31, 2021 and 2020

The following table presents our results of operations for the periods indicated:

	Year Ended
	December 31,				Change
(In thousands)	2021		2020		$	%
Consolidated Statement		% of		% of
of Operations Data:		revenue		revenue
Revenue
Sales revenue	$177,914	86%	$161,497	86%	$16,417	10%
Rental revenue	30,143	14%	25,633	14%	4,510	18%
Total revenue	208,057	100%	187,130	100%	20,927	11%
Cost of revenue
Cost of sales revenue	50,222	24%	45,309	24%	4,913	11%
Cost of rental revenue	9,622	5%	9,011	5%	611	7%
Total cost of revenue	59,844	29%	54,320	29%	5,524	10%
Gross profit
Gross profit - sales revenue	127,692	62%	116,188	62%	11,504	10%
Gross profit - rental revenue	20,521	9%	16,622	9%	3,899	23%
Gross profit	148,213	71%	132,810	71%	15,403	12%
Operating expenses
Sales and marketing	86,775	42%	79,634	43%	7,141	9%
Research and development	5,659	3%	5,264	3%	395	8%
Reimbursement, general and administrative	56,802	27%	51,343	27%	5,459	11%
Intangible asset amortization and earn-out	739	—%	197	—%	542	N.M. %
Total operating expenses	149,975	72%	136,438	73%	13,537	10%
Loss from operations	(1,762)	(1)%	(3,628)	(2)%	1,866	(51)%
Other (expense) income	(531)	—%	1,367	1%	(1,898)	(139)%
Loss before income taxes	(2,293)	(1)%	(2,261)	(1)%	(32)	1%
Income tax expense (benefit)	9,518	5%	(1,641)	(1)%	11,159	N.M. %
Net loss	$(11,811)	(5)%	$(620)	—%	$(11,191)	N.M. %

Revenue

Revenue increased $20.9 million, or 11%, to $208.1 million in the year ended December 31, 2021, compared to $187.1 million in the year ended December 31, 2020. The increase in revenue was attributable to an increase of approximately $12.3 million, or 8%, in sales and rentals of our Flexitouch system, an increase of approximately $3.5 million, or 15%, in sales and rentals of our Entre system and $5.1 million in sales of the recently-acquired AffloVest product in the year ended December 31, 2021, compared to the year ended December 31, 2020. Beginning in March 2020 and continuing through 2020, revenue was negatively impacted by the COVID-19 pandemic, which limited our ability to access our clinician customers and their patients. Specifically, we saw healthcare facilities and clinics restricting access to their clinicians, reducing patient consultations, or closing temporarily due to COVID-19. Revenue for the first half of 2021 benefited from the initial stages of recovery from the COVID-19 pandemic, with a portion of healthcare facilities and clinics relaxing restrictions and increasing patient throughput, as well as an expanded prescriber base. Fiscal 2021 revenue also benefited from effective virtual education events and an increase in Medicare patients served. However, revenue in the second half of 2021 was negatively impacted by the prolonged recovery from COVID-19 and the resurgence due to variants, which extended and expanded restricted access to clinics and hospitals and disrupted the recovery in patient visits versus the pre-COVID environment. In addition, the challenging labor market coupled with our vaccine policy impacted our ability to recruit and retain quality candidates for our direct sales force.

The following table summarizes our revenue by product for the years ended December 31, 2021 and 2020, both in dollars and percentage of total revenue:

	Year Ended
	December 31,		Change
(In thousands)	2021	2020	$	%
Revenue
Flexitouch system	$176,228	$163,914	$12,314	8%
Entre system	26,685	23,216	3,469	15%
AffloVest	5,144	—	5,144	N.M.
Total	$208,057	$187,130	$20,927	11%

Percentage of total revenue
Flexitouch system	85%	88%
Entre system	13%	12%
AffloVest	2%	— %
Total	100%	100%

Cost of Revenue and Gross Margin

Cost of revenue increased $5.5 million, or 10%, to $59.8 million during the year ended December 31, 2021, compared to $54.3 million during the year ended December 31, 2020. The increase in cost of revenue was primarily attributable to an increase in the number of Flexitouch and Entre systems sold and rented, the additional contribution of AffloVest, and an increase in inbound freight costs.

Gross margin was 71% for both of the years ended December 31, 2021 and 2020.

Sales and Marketing Expenses

Sales and marketing expenses increased $7.1 million, or 9%, to $86.8 million during the year ended December 31, 2021, compared to $79.6 million during the year ended December 31, 2020. The increase was primarily attributable to a:

●	$7.4 million increase in personnel-related compensation expense as a result of the increased headcount in the collective field commercial team;
●	$2.9 million increase in travel and entertainment expense due to eased restrictions on travel; and
●	$0.7 million increase in demonstration equipment expense.

These increases were partially offset by a:

●	$2.4 million decrease in expenses due to reduced sales meetings, tradeshows and professional services; and
●	$1.5 million decrease in external patient training expense as a result of transitioning to employee trainers.

Research and Development Expenses

Research and development (“R&D”) expenses increased $0.4 million, or 8%, to $5.7 million during the year ended December 31, 2021, compared to $5.3 million during the year ended December 31, 2020, which was primarily attributable to an increase in professional services.

Reimbursement, General and Administrative Expenses

Reimbursement, general and administrative expenses increased $5.5 million, or 11%, to $56.8 million during the year ended December 31, 2021, compared to $51.3 million during the year ended December 31, 2020. The increase was primarily attributable to a:

●	$5.0 million increase in occupancy costs, depreciation expense, and legal and professional fees;
●	$3.3 million increase in personnel-related compensation expense as a result of increased headcount in our reimbursement operations, payer relations and corporate functions; and
●	$0.8 million increase in transaction-related costs related to the acquisition of AffloVest.

These increases were partially offset by a:

●	$3.6 million impairment charge related to the write-off of our Airwear wrap-related long-lived assets recorded in the second quarter of 2020.

Intangible Asset Amortization and Earn-out

Intangible asset amortization and earn-out expenses increased $0.5 million to $0.7 million during the year ended December 31, 2021, compared to $0.2 million during the year ended December 31, 2020. The increase in intangible asset amortization and earn-out expense was primarily attributable to the increase in amortization related to the assets acquired in the AffloVest acquisition, partially offset by a reduction in the estimated fair value of our earn-out liability.

Other (Expense) Income, Net

Other (expense) income, net was an expense of $0.5 million for the year ended December 31, 2021, compared to income of $1.4 million for the year ended December 31, 2020. The decrease in other income was primarily due to $1.2 million received in 2020 under the CARES Act Provider Relief Fund to compensate us for lost revenues from the COVID-19 public health emergency (PHE) which was recognized in the period based on our interpretation of guidance issued by the Department of Health and Human Services through January 2021.

Income Tax Expense (Benefit)

We recorded an income tax expense of $9.5 million and an income tax benefit of $1.6 million for the years ended December 31, 2021 and 2020, respectively. The current year tax expense was driven by the recording of a full valuation allowance against our deferred tax assets based on an assessment of existing positive and negative evidence which indicated these deferred tax assets would not be realizable.

Management assesses the available positive and negative evidence to estimate whether sufficient future taxable income will be generated to permit use of the existing deferred tax assets. Based on this evaluation, as of December 31, 2021, a valuation allowance of $12.0 million was recorded to recognize only the residual portion of the existing deferred tax asset that are more likely than not to be realized and which comprises the assets that will not be offset by the reversal of deferred tax liabilities. The amount of the deferred tax asset considered realizable which will be offset by reversing deferred tax liabilities, however, could be adjusted in the future if estimates of taxable income during the carryforward period are reduced or increased or if objective negative evidence in the form of cumulative losses is no longer present and additional weight is given to subjective evidence such as projections for growth.

Seasonality

Our business is affected by seasonality. In the first quarter of each year, when most patients have started a new insurance year and have not yet met their annual out-of-pocket payment obligations, we experience substantially reduced demand for our products. We typically experience higher revenue in the third and fourth quarters of the year when more patients have met their annual insurance deductibles, thereby reducing their out-of-pocket costs for our products, and because patients desire to exhaust their flexible spending accounts at year end. This seasonality applies only to purchases and rentals of our products by patients covered by commercial insurance and is not relevant to Medicare, Medicaid or the Veterans Administration, as those payers either do not have plans that have declining deductibles over the course of the plan year and/or do not have plans that include patient deductibles for purchases or rentals of our products. Further, seasonality trends have been, and may continue to be, significantly different than historical trends as a result of the COVID-19 pandemic and related impacts.

Liquidity and Capital Resources

Overview

As of December 31, 2021, we had cash and cash equivalents of $28.2 million and net accounts receivable of $62.3 million compared to cash and cash equivalents of $47.9 million and net accounts receivable of $53.3 million as of December 31, 2020. Our primary sources of capital since our initial public offering in 2016 have been from operating income and bank financing.

Cash Flows

The following table summarizes our cash flows for the periods indicated:

	Year Ended
	December 31,
(In thousands)	2021	2020	2019
Net cash provided by (used in):
Operating activities	$2,631	$2,794	$2,510
Investing activities	(82,184)	20,179	(2,335)
Financing activities	59,927	2,112	2,496
Net (decrease) increase in cash and cash equivalents	$(19,626)	$25,085	$2,671

Net Cash Provided by Operating Activities

Net cash provided by operating activities during the year ended December 31, 2021, was $2.6 million, resulting from a net loss of $11.8 million and non-cash net income adjustments of $23.9 million, which were offset by an increase in net operating assets of $8.5 million. The non-cash net income adjustments primarily consisted of $10.2 million of stock-based compensation expense, $10.2 million of deferred income tax expense and $3.7 million of depreciation and amortization expense. Changes in operating assets and liabilities, net of the acquisition in the current year, reflected stronger cash flow as compared to the prior year due primarily to improved collections in 2021, which were offset, in part, by continued investment in inventory designed to meet future projected demand, as well as payment of income tax obligations.

Net cash provided by operating activities during the year ended December 31, 2020, was $2.8 million, resulting from net loss of $0.6 million and non-cash net income adjustments of $16.2 million, which were offset by an increase in net operating assets of $12.8 million. The non-cash net income adjustments primarily consisted of $10.7 million of stock-based compensation expense, a $4.0 million non-cash adjustment for impairment losses and $2.8 million of depreciation and amortization expense. Changes in operating assets and liabilities in 2020, reflected stronger cash flow as compared to the prior year, due primarily to improved collections in 2020, offset in part by continued investment in inventory designed to return the Company to standard stocking levels.

Net Cash (Used in) Provided by Investing Activities

Net cash used in investing activities during the year ended December 31, 2021, was $82.2 million, primarily consisting of acquisition-related payments of $79.8 million associated with the acquisition of the AffloVest business and $2.1 million in purchases of property and equipment primarily related to office equipment, production tooling and tenant improvements and $0.3 million related to the acquisition of patents and other intangible assets.

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

Net Cash Provided by Financing Activities

Net cash provided by financing activities during the year ended December 31, 2021, was $59.9 million, primarily consisting of borrowings of $54.8 million net of debt issuance costs incurred and $6.3 million in proceeds from exercises of common stock options and the issuance of common stock under the ESPP, partially offset by $1.2 million in taxes paid for the net share settlement of performance and restricted stock units.

Net cash provided by financing activities during the year ended December 31, 2020, was $2.1 million, consisting of proceeds from the issuance of common stock under the ESPP of $2.9 million and proceeds from exercises of common stock options of $1.1 million, partially offset by $1.9 million in taxes paid for the net share settlement of performance and restricted stock units.

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

On September 8, 2021, we entered into a First Amendment Agreement (the “First Amendment”), which amends the Restated Credit Agreement (as amended by the First Amendment and the Second Amendment (as defined below), the “Credit Agreement”) with the lenders from time to time party thereto, and Wells Fargo Bank, National Association, as administrative agent. The First Amendment, among other things, adds a $30.0 million incremental term loan to the $25.0 million revolving credit facility provided by the Restated Credit Agreement. The term loan and the revolving credit facility mature on September 8, 2024. The Credit Agreement provides that, subject to satisfaction of certain conditions, we may increase the amount of the revolving loans available under the Credit Agreement and/or add one or more term loan facilities in an amount not to exceed $25.0 million in the aggregate, such that the total aggregate principal amount of loans available under the Credit Agreement (including under the revolving credit facility) does not exceed $80.0 million.

Our obligations under the Credit Agreement are secured by a security interest in substantially all of our and our subsidiaries’ assets and are also guaranteed by our subsidiaries. The Credit Agreement contains a number of restrictions and covenants, including that we maintain compliance with a maximum leverage ratio, minimum fixed charge coverage ratio and a minimum consolidated EBITDA covenant. As of December 31, 2021, we were in compliance with all financial covenants under the Credit Agreement.

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

As of December 31, 2021, we had outstanding borrowings of $55.0 million under the Credit Agreement, comprised of $30.0 million under the term loan and $25.0 million under the revolving credit facility.

On February 22, 2022, we entered into a Second Amendment Agreement (the “Second Amendment”), which further amends the Credit Agreement. The Second Amendment modifies the maximum leverage ratio, the minimum fixed charge coverage ratio and the minimum consolidated EBITDA covenants under the Credit Agreement, and adds a minimum liquidity covenant. The Second Amendment also increases the applicable margin for LIBOR rate loans under the Credit Agreement during the period commencing on the date of the Second Amendment and ending on the last day of the fiscal quarter ending June 30, 2023.

Pursuant to the Second Amendment, on February 22, 2022, we made a mandatory principal prepayment of the term loan under the Credit Agreement of $3.0 million. Following such payment, as of February 22, 2022, we had outstanding borrowings of $51.3 million under the Credit Agreement, comprised of $26.3 million under the term loan and $25.0 million under the revolving credit facility.

For additional information regarding the Credit Agreement, including interest rates, fees and maturities, see Note 12 – “Credit Agreement” of the consolidated financial statements contained in this report.

Future Cash Requirements

Our material estimated future cash requirements under our contractual obligations and commercial commitments as of December 31, 2021, in total and disaggregated into current (payable in 2022) and long-term (payable after 2022) obligations, are summarized as follows:

	Payments Due By Period
		Less Than			More Than
(In thousands)	Total	1 Year	1-3 Years	3-5 Years	5 Years
Purchase commitments (1)	$15,139	$15,139	$—	$—	$—
Operating lease obligations (2)	30,763	3,549	6,834	7,131	13,249
Note payable payments (3)	30,000	3,000	27,000	—	—
Revolving line of credit payments (4)	25,000	—	25,000	—	—
Interest payments (5)	4,309	1,540	2,769	—	—
Earn-out obligation (6)	20,000	10,000	10,000	—	—
Total	$125,211	$33,228	$71,603	$7,131	$13,249
(1)	We issued purchase orders in 2021 totaling $15.1 million for goods that we expect to receive and pay for in 2022.
(2)	We currently lease approximately 150,000 square feet of office space for our corporate headquarters in Minneapolis, Minnesota, under a lease that expires in February 2031 and approximately 63,000 square feet of office, assembly and warehouse space at another facility in Minneapolis, Minnesota, under a lease that expires in March 2027. We entered into a fleet vehicle program for certain members of our field sales organization in 2016. At December 31, 2021, we had 39 vehicles under this program with current lease commitments. Furthermore, we lease office equipment from time-to-time based on our needs and these commitments are classified as operating leases.
(3)	Reflects principal payment obligations under our term loan. Refer to Note 12 ‘‘Credit Agreement’’ to our consolidated financial statements included in this report for additional information regarding the maturities of debt principal.
(4)	Reflects repayment of the principal of outstanding borrowings under our revolving line of credit based on the scheduled maturity date.
(5)	Interest payment amounts on long-term debt are calculated using outstanding balances and interest rates in effect on December 31, 2021.
(6)	In connection with the acquisition of AffloVest, we are liable for earn-out payments, aggregating up to $20.0 million in cash if certain future financial results of the AffloVest business are met. The fair value of this obligation at December 31, 2021 was $6.2 million, which is reflected on our Consolidated Balance Sheets.

Adequacy of Resources

Our future cash requirements may vary significantly from those now planned and will depend on many factors, including:

●	the impact of the COVID-19 pandemic on our business;

●	sales and marketing resources needed to further penetrate our market;
●	expansion of our operations domestically and/or internationally;
●	response of competitors to our solutions and applications;
●	costs associated with clinical research activities;
●	increases in interest rates;
●	labor shortages and wage inflation;
●	costs to develop and implement new products; and
●	use of capital for acquisitions or licenses, if any.

Historically, we have experienced increases in our expenditures consistent with the growth in our revenue, operations and personnel, and we anticipate that our expenditures will continue to increase as we expand our business.

Although the impact of the COVID-19 pandemic and other factors such as inflation and rising interest rates are difficult to predict, we believe our cash, cash equivalents and cash flows from operations will be sufficient to meet our working capital, capital expenditure, debt repayment and related interest, and other cash requirements for at least the next twelve months.

Inflation and changing prices did not have a material effect on our business during the year ended December 31, 2021, and we do not expect that inflation or changing prices will materially affect our business for at least the next twelve months.

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

In addition, the CARES Act provided $100 billion in relief funds to hospitals and other healthcare providers on the front lines of the COVID-19 pandemic. An initial $30 billion of the funds were released for immediate infusion and were distributed to all facilities and providers that received Medicare fee-for-service (“FFS”) reimbursements in 2019. On April 10, 2020, we received $1.2 million of the initial allotment to all facilities and providers which was determined to be our proportionate share. Within 45 days of each reporting period end, we complied with the reporting requirements confirming funds were utilized in a manner described within the terms and conditions outlined by the U.S. Department of Health & Human Services. As of December 31, 2020, we recognized all of the funds received in the initial allotment as other income.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

We are exposed to market risk from changes in interest rates, primarily related to our investments and our borrowings. The principal objectives of our investment activities are to preserve principal, provide liquidity and maximize income consistent with minimizing risk of material loss. The recorded carrying amounts of cash and cash equivalents approximate fair value due to their short maturities. Our interest income is sensitive to changes in the general level of interest rates in the United States, particularly since our investments are generally short-term in nature. Based on the nature of our short-term investments, an immediate 100 basis point change in interest rates would not have a material effect on the fair market value of our portfolio. We also have exposure to variable interest rates through our credit facility, as the interest expense related to any borrowings will fluctuate with changes in LIBOR and other benchmark rates. Therefore, increases in interest rates may impact our net income or loss by increasing the cost of carrying debt.

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

Credit Risk

As of December 31, 2021, our cash and cash equivalents were maintained with one financial institution in the United States. As of December 31, 2020, our cash and cash equivalents were maintained with three financial institutions in the United States. We perform periodic evaluations of the relative credit standing of these financial institutions and believe they have sufficient assets and liquidity to conduct their operations in the ordinary course of business with little or no credit risk to us. We have not experienced any losses on our cash or cash equivalents to date.

Our accounts receivable primarily relate to revenue from the sale of our products to patients in the United States. As of December 31, 2021 and 2020, our accounts receivable were $62.3 million and $53.3 million, respectively. We had accounts receivable from two insurers representing approximately 33% and 24% of accounts receivable as of December 31, 2021. We had accounts receivable from two insurers representing approximately 37% and 22% of accounts receivable as of December 31, 2020. The credit risks associated with customers which for these purposes are insurers considers aggregation for entities that are known to be under common control.

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

Item 8. Financial Statements and Supplementary Data.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

Tactile Systems Technology, Inc.

Opinion on the financial statements

We have audited the accompanying consolidated balance sheets of Tactile Systems Technology, Inc. (a Delaware corporation) and its subsidiary (the “Company”) as of December 31, 2021 and 2020, the related consolidated statements of operations, comprehensive (loss) income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2021, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of December 31, 2021, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), and our report dated February 23, 2022 expressed an unqualified opinion.

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

Critical audit matter

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing separate opinions on the critical audit matter or on the accounts or disclosures to which they relate.

Transaction Price Adjustment – Uncollected Flexitouch Product Sales

As described further in Note 3. Summary of Significant Accounting Policies – Revenue Recognition to the consolidated financial statements, revenue is recognized upon transfer of control of the product to the customer based on a transaction price determined to be the amount of expected consideration to be received for the product. In most cases, there is a contracted third-party payer, such as a commercial insurer,

Medicare or the Veteran’s Administration involved with the transaction. The transaction price is impacted by multiple factors, including the terms and conditions contracted by third-party payers. Thus, payments from third-party payers typically are less than the Company’s standard charge and represent an implicit price concession, resulting in variable consideration. The transaction price for commercial payers is determined based on the payment history of the payer drawn from actual write-off and collections experience over a rolling 18-month period, as well as historical patient collections by payer. The Company assesses the variable consideration for each Medicare claim as a percentage of the total invoice price based on ultimate approval and collection history. There is not variable consideration with sales to the Veterans Administration. The results of the variable consideration assessment are the primary source of information in estimating the recognition of net revenue and the net valuation of the related accounts receivable.

We identified the transaction price adjustment for uncollected Flexitouch product sales to commercial payers and Medicare as a critical audit matter. The principal considerations for our determination of this as a critical audit matter are:

●	the transaction price adjustment is related to material accounts and disclosures that are important to the users of the consolidated financial statements,
●	significant judgment is required to estimate the expected amount of cash consideration to be collected, which is a key input into management’s transaction price assessment.
●	for sales with Medicare as the payer, the future collection could significantly differ from those subjective estimates given the payment uncertainty due to the appeals process for claims initially denied.

Our audit procedures related to the Transaction Price Adjustment – Uncollected Flexitouch Product Sales included the following, among others:

●	We tested the design and operating effectiveness of management’s key controls relating to their Medicare and commercial payer transaction price assessments and commercial payer lookback analysis through reperformance, observation of the controls being performed, and inspection of supporting documentation providing evidence of control performance.
●	To test management’s estimate of the commercial payer transaction price adjustment, we: (1) recomputed management’s calculation of the historical collection amount by payer based on transactions that occurred during the year for a sample of commercial payers and (2) tested the completeness and accuracy of the underlying data used in management’s calculation of the historical collection amount.
●	For sales to patients insured by commercial payers, we assessed the reasonableness of management’s year-end analysis of the transaction price adjustment recorded in the prior year compared to actual pricing adjustments experienced in the current period by recomputing the results of management’s historical lookback analysis of collection amounts by payer portfolio.
●	For sales to patients covered by Medicare, we: (1) tested management’s estimate by evaluating the determination of collection percentage by claim year assumptions, (2) recalculated the related transaction price adjustment based upon management’s assumptions and (3) tested the completeness and accuracy of the underlying data inputs for the collection percentage determination.

/s/ GRANT THORNTON LLP

We have served as the Company’s auditor since 2015.

Minneapolis, Minnesota

February 23, 2022

Tactile Systems Technology, Inc.
Consolidated Balance Sheets

	December 31,	December 31,
(In thousands, except share and per share data)	2021	2020
Assets
Current assets
Cash and cash equivalents	$28,229	$47,855
Accounts receivable	49,478	43,849
Net investment in leases	12,482	10,708
Inventories	19,217	18,563
Prepaid expenses and other current assets	4,141	2,638
Total current assets	113,547	123,613
Non-current assets
Property and equipment, net	6,750	6,957
Right of use operating lease assets	23,984	20,132
Intangible assets, net	54,081	1,680
Goodwill	31,063	—
Accounts receivable, non-current	12,847	9,433
Deferred income taxes	—	10,198
Other non-current assets	1,998	2,074
Total non-current assets	130,723	50,474
Total assets	$244,270	$174,087
Liabilities and Stockholders' Equity
Current liabilities
Accounts payable	$5,023	$4,197
Note payable	2,960	—
Earn-out, current	3,250	—
Accrued payroll and related taxes	12,139	11,588
Accrued expenses	5,262	4,423
Income taxes payable	16	2,658
Operating lease liabilities	2,506	2,006
Other current liabilities	3,305	1,842
Total current liabilities	34,461	26,714
Non-current liabilities
Revolving line of credit, non-current	24,857	—
Note payable, non-current	26,933	—
Earn-out, non-current	2,950	—
Accrued warranty reserve, non-current	3,108	3,235
Income taxes payable, non-current	348	—
Operating lease liabilities, non-current	23,354	19,388
Deferred income taxes	32	—
Total non-current liabilities	81,582	22,623
Total liabilities	116,043	49,337

Commitments and Contingencies (see Note 13)

Stockholders’ equity:
Preferred stock, $0.001 par value, 50,000,000 shares authorized; none issued and outstanding as of December 31, 2021 and December 31, 2020	—	—
Common stock, $0.001 par value, 300,000,000 shares authorized; 19,877,786 shares issued and outstanding as of December 31, 2021; 19,492,718 shares issued and outstanding as of December 31, 2020	20	19
Additional paid-in capital	119,962	104,675
Retained earnings	8,245	20,056
Total stockholders’ equity	128,227	124,750
Total liabilities and stockholders’ equity	$244,270	$174,087

The accompanying notes are an integral part of these consolidated financial statements.

Tactile Systems Technology, Inc.
Consolidated Statements of Operations

	Year Ended
	December 31,
(In thousands, except share and per share data)	2021	2020	2019
Revenue
Sales revenue	$177,914	$161,497	$162,904
Rental revenue	30,143	25,633	26,588
Total revenue	208,057	187,130	189,492
Cost of revenue
Cost of sales revenue	50,222	45,309	47,034
Cost of rental revenue	9,622	9,011	8,222
Total cost of revenue	59,844	54,320	55,256
Gross profit
Gross profit - sales revenue	127,692	116,188	115,870
Gross profit - rental revenue	20,521	16,622	18,366
Gross profit	148,213	132,810	134,236
Operating expenses
Sales and marketing	86,775	79,634	78,920
Research and development	5,659	5,264	5,174
Reimbursement, general and administrative	56,802	51,343	39,450
Intangible asset amortization and earn-out	739	197	194
Total operating expenses	149,975	136,438	123,738
(Loss) income from operations	(1,762)	(3,628)	10,498
Other (expense) income	(531)	1,367	631
(Loss) income before income taxes	(2,293)	(2,261)	11,129
Income tax expense (benefit)	9,518	(1,641)	158
Net (loss) income	$(11,811)	$(620)	$10,971
Net (loss) income per common share
Basic	$(0.60)	$(0.03)	$0.58
Diluted	$(0.60)	$(0.03)	$0.56
Weighted-average common shares used to compute net (loss) income per common share
Basic	19,719,485	19,346,929	18,919,007
Diluted	19,719,485	19,346,929	19,641,143

The accompanying notes are an integral part of these consolidated financial statements.

Tactile Systems Technology, Inc.
Consolidated Statements of Comprehensive (Loss) Income

	Year Ended
	December 31,
(In thousands)	2021	2020	2019
Net (loss) income	$(11,811)	$(620)	$10,971
Other comprehensive income (loss):
Unrealized gain (loss) on marketable securities	—	(21)	31
Income tax related to items of other comprehensive income (loss)	—	(5)	3
Total other comprehensive income (loss)	—	(26)	34
Comprehensive (loss) income	$(11,811)	$(646)	$11,005

The accompanying notes are an integral part of these consolidated financial statements.

Tactile Systems Technology, Inc.
Consolidated Statements of Stockholders’ Equity

					Accumulated
			Additional		Other
	Common Stock		Paid-In	Retained	Comprehensive
(In thousands, except share data)	Shares	Par Value	Capital	Earnings	(Loss) Income	Total
Balances, December 31, 2018	18,631,127	$19	$79,554	$9,705	$(8)	$89,270
Stock-based compensation	—	—	9,824	—	—	9,824
Exercise of common stock options and vesting of restricted stock units	512,901	—	2,834	—	—	2,834
Taxes paid for net share settlement of restricted stock units	(62,440)	—	(3,391)	—	—	(3,391)
Common shares issued for employee stock purchase plan	71,127	—	3,053	—	—	3,053
Comprehensive income for the period	—	—	—	10,971	34	11,005
Balances, December 31, 2019	19,152,715	$19	$91,874	$20,676	$26	$112,595
Stock-based compensation	—	—	10,689	—	—	10,689
Exercise of common stock options and vesting of performance and restricted stock units	303,709	—	1,068	—	—	1,068
Taxes paid for net share settlement of restricted stock units	(37,790)	—	(1,854)	—	—	(1,854)
Common shares issued for employee stock purchase plan	74,084	—	2,898	—	—	2,898
Comprehensive loss for the period	—	—	—	(620)	(26)	(646)
Balances, December 31, 2020	19,492,718	$19	$104,675	$20,056	$—	$124,750
Stock-based compensation	—	—	10,173	—	—	10,173
Exercise of common stock options and vesting of performance and restricted stock units	333,763	1	3,975	—	—	3,976
Taxes paid for net share settlement of performance and restricted stock units	(22,357)	—	(1,173)	—	—	(1,173)
Common shares issued for employee stock purchase plan	73,662	—	2,312	—	—	2,312
Comprehensive loss for the period	—	—	—	(11,811)	—	(11,811)
Balances, December 31, 2021	19,877,786	$20	$119,962	$8,245	$—	$128,227

The accompanying notes are an integral part of these consolidated financial statements.

Tactile Systems Technology, Inc.
Consolidated Statements of Cash Flows

	Year Ended December 31,
(In thousands)	2021	2020	2019
Cash flows from operating activities
Net (loss) income	$(11,811)	$(620)	$10,971
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	3,681	2,794	3,538
Net amortization of premiums and discounts on securities available-for-sale	—	(91)	(307)
Deferred income taxes	10,230	(1,233)	(146)
Stock-based compensation expense	10,173	10,689	9,824
Gain on other investments and maturities of marketable securities	—	(11)	7
Impairment losses	—	4,025	—
Loss on termination of lease	—	—	1,148
Loss on disposal of property and equipment	20	—	—
Change in fair value of earn-out liability	(200)	—	—
Changes in assets and liabilities, net of acquisition:
Accounts receivable	(5,629)	(10,405)	(9,112)
Net investment in leases	(1,774)	(2,561)	(8,147)
Inventories	972	318	(7,870)
Income taxes	(2,294)	1,972	2,428
Prepaid expenses and other assets	(1,489)	(528)	(1,166)
Right of use operating lease assets	614	559	625
Medicare accounts receivable, non-current	(3,414)	(5,249)	(2,300)
Accounts payable	826	337	(1,389)
Accrued payroll and related taxes	551	1,490	2,677
Accrued expenses and other liabilities	2,175	1,308	1,729
Net cash provided by operating activities	2,631	2,794	2,510
Cash flows from investing activities
Proceeds from sales of securities available-for-sale	—	—	1,493
Proceeds from maturities of securities available-for-sale	—	22,500	25,000
Purchases of securities available-for-sale	—	—	(22,840)
Payments related to acquisition	(79,829)	—	—
Purchases of property and equipment	(2,103)	(2,059)	(5,446)
Intangible assets costs	(252)	(232)	(542)
Other investments	—	(30)	—
Net (used in) provided by investing activities	(82,184)	20,179	(2,335)
Cash flows from financing activities
Proceeds from issuance of note payable	30,000	—	—
Proceeds from revolving line of credit	25,000	—	—
Payment of deferred debt issuance costs	(188)	—	—
Taxes paid for net share settlement of performance and restricted stock units	(1,173)	(1,854)	(3,391)
Proceeds from exercise of common stock options	3,976	1,068	2,834
Proceeds from the issuance of common stock from the employee stock purchase plan	2,312	2,898	3,053
Net cash provided by financing activities	59,927	2,112	2,496
Net (decrease) increase in cash and cash equivalents	(19,626)	25,085	2,671
Cash and cash equivalents – beginning of period	47,855	22,770	20,099
Cash and cash equivalents – end of period	$28,229	$47,855	$22,770

Supplemental cash flow disclosure
Cash paid for interest	$130	$—	$—
Cash paid for taxes	$1,593	$543	$344
Capital expenditures incurred but not yet paid	$23	$17	$122

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

On September 8, 2021, we acquired the assets of the AffloVest respiratory therapy business (“AffloVest Acquisition”) from International Biophysics Corporation (“IBC”), a privately-held company which developed and manufactures AffloVest. AffloVest is a portable, wearable vest that treats patients with chronic respiratory conditions. The device is sold through respiratory durable medical equipment providers throughout the United States.

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

Our business is affected by seasonality. In the first quarter of each year, when most patients have started a new insurance year and have not yet met their annual out-of-pocket payment obligations, we experience substantially reduced demand for our products. We typically experience higher revenue in the third and fourth quarters of the year when patients have met their annual insurance deductibles, thereby reducing their out-of-pocket costs for our products, and because patients desire to exhaust their flexible spending accounts at year end. This seasonality applies only to purchases and rentals of our products by patients covered by commercial insurance and is not relevant to Medicare, Medicaid or the Veterans Administration, as those payers either do not have plans that have declining deductibles over the course of the plan year and/or do not have plans that include patient deductibles for purchases or rentals of our products. Further, seasonality trends have been, and may continue to be, significantly different than historical trends as a result of the COVID-19 pandemic and related impacts.

Note 2.  Basis of Presentation

Our accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the rules and regulations of the SEC. We have reclassified certain prior year amounts to conform to the current year’s presentation.

The results for the year ended December 31, 2021, are not necessarily indicative of results to be expected for any future year.

Principles of Consolidation

Our accompanying consolidated financial statements include the accounts of Tactile Systems Technology, Inc. and its wholly owned subsidiary, Swelling Solutions, Inc. All intercompany balances and transactions have been eliminated in consolidation.

Risks and Uncertainties

Coronavirus (COVID-19)

The United States economy in general and our business specifically have been negatively affected by the COVID-19 pandemic. We have seen adverse impacts as it relates to the decline in the number of patients that healthcare facilities and clinics are able to treat due to enhanced safety protocols, particularly during 2020 and the first quarter of 2021. While we saw some level of recovery in the second quarter of 2021, the second half of 2021 was negatively impacted by the prolonged recovery from COVID-19 and increased variant cases during the period, which extended and expanded restricted access to clinics and hospitals and disrupted the recovery in patient visits versus the pre-COVID environment. There are no reliable estimates of how long the pandemic will last, whether any recovery will be sustained or will reverse course, the severity of any resurgence of COVID-19 or variant strains of the virus, the effectiveness of vaccines and attitudes towards receiving them, or what ultimate effects the pandemic will have. For that reason, we are unable to reasonably estimate the long-term impact of the pandemic on our business at this time. Since the onset of COVID-19, we have remained proactive to ensure we continue to adapt to the needs of our employees, clinicians and patients.

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

Note 3.  Summary of Significant Accounting Policies

Cash and Cash Equivalents

Cash and cash equivalents consist of all cash on hand, deposits and funds invested in available-for-sale securities with original maturities of three months or less at the time of purchase. Our cash was held primarily in checking accounts as of December 31, 2021, compared to money market and checking accounts as of December 31, 2020. At times the amount of cash on deposit may exceed the federally insured limit of the bank. Deposit accounts at each of the institutions are insured up to $250,000 by the Federal Deposit Insurance Corporation (FDIC). At December 31, 2021 and 2020, the Company exceeded FDIC limits at various institutions. The Company has not experienced any losses in such accounts and believes there is little to no exposure to any significant credit risk.

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

Debt securities not classified as held-to-maturity are classified as available-for-sale and are reported at fair value, with unrealized gains and losses included in the determination of comprehensive income (loss), a component of stockholders' equity. We review our available-for-sale securities for impairment to determine if the impairment is temporary or other-than-temporary. A temporary impairment charge results in an unrealized loss being recorded in other comprehensive income (loss). Other-than-temporary impairments are recorded in net income (loss) in the period the impairment is determined to be other-than-temporary. Realized gains and losses on the sale of marketable securities are determined using the specific-identification method.

Equity investments (including equity securities) with readily determinable fair value are reported at fair value, with unrealized gains and losses included in the determination of net income (loss). For equity investments with no readily determinable fair value, we measure these investments at cost less impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for the identical or a similar investment of the same issuer. Such observable price changes may include instances where the investee issues equity securities to new investors, thus creating a new indicator of fair value, as an example. As of each of December 31, 2021 and 2020, the total carrying value of our equity investments, with no readily determinable fair value, were $0.3 million, and are included in other non-current assets on our Consolidated Balance Sheets. On an annual basis, we perform a qualitative assessment considering impairment indicators to evaluate whether these investments are impaired and also monitor for any observable price changes. During the years ended December 31, 2021 and 2020, we did not have any impairment loss on these investments.

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

Revenue Recognition

We derive revenue from the sales and rentals of our Flexitouch and Entre systems, and from the sales of our AffloVest.

Flexitouch and Entre

We recognize revenue when control of the product has been transferred to our customer, in the amount of the expected consideration to be received for the product. In general, revenue from the sale or rental of a product is recognized upon shipment, unless circumstances dictate that control has not yet passed to the customer.

We provide a warranty for these products against defects in material and workmanship for a period of one to five years on garments and one to two years on controllers. In accordance with applicable accounting guidance, we have determined these were assurance warranties and therefore not considered a performance obligation. In addition, we did not evaluate immaterial promised goods or services in the context of the contract. As a result, the sale or rental of these products represent a single performance obligation that is satisfied at a point in time and is short-term in nature. In certain cases, we receive payment from Medicare sales over a period of time that may exceed one year. Despite these extended payment terms, no significant financing component is deemed to exist as the terms are not for the benefit of the patient with whom we have the contract. Rather, the extended payment terms occur as a result of an initial claim denial, which subsequently enters the Medicare appeals process as noted below.

We commercially distribute these products directly to patients who are referred to us by physicians, therapists or nurses. In most cases, there is a third-party payer, such as a commercial insurer, Medicare or the Veterans Administration involved with the transaction. Our contractual relationship resides with the patient when the third-party payer is either a commercial insurer or Medicare and with the Veterans Administration if the patient is covered under their services. Revenue is recognized from such sales upon transfer of control of the product to the customer at a transaction price determined by collection history. As a result, the transaction price is impacted by multiple factors, including the terms and conditions contracted by various third-party payers, and therefore payments from third-party payers typically are less than our standard charge and represent an implicit price concession, resulting in variable consideration. As most contracts are with each individual sale to a patient, we have elected the portfolio approach to determine the transaction price, and ultimately the expected consideration. The portfolios used to determine transaction price are at the payer level, with pricing for each payer assessed based on the underlying similar characteristics.

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

We sell and rent these products either directly to patients or the Veterans Administration on behalf of patients, who are referred to us by physicians, therapists or nurses. We bill private insurers and other payers, Medicare, and the Veterans Administration directly for purchases or rentals of our product on behalf of a patient and bill patients directly for their cost-sharing amounts, including any portion of an unsatisfied deductible and any copayments or co-insurance obligation.

A portion of our revenue is derived from patients who obtain our products under multiple-month rental arrangements. We bill these patients’ insurance payers monthly over the duration of the rental term. Title to these products passes to the patients at the end of the rental period. Patients may return the product before the end of the rental period, and as such these arrangements are deemed to be month-to-month cancelable leases in accordance with Accounting Standards Codification (“ASC”) 840, “Leases,” if they commenced prior to December 31, 2018. Accordingly, we recognized the related revenue for these rental arrangements monthly, on a pro rata basis, over the lesser of the duration of the rental period or the period during which the patient possesses the product. Rental agreements commencing after January 1, 2019, are recorded as sales-type leases in accordance with Accounting Standards Update (“ASU”) No. 2016-02, “Leases” (Topic 842) (“ASC 842”). Accordingly, as sales-type leases, the transaction price for the entire rental term is recognized upon transfer of control. We elected the practical expedient to not reassess the lease classification for leases in existence at December 31, 2018.

AffloVest

The AffloVest device is sold through durable medical equipment providers. Revenue is recognized when control of the promised goods or services is transferred to the distributors, in an amount that reflects the consideration we expect to be entitled to in exchange for transferring those goods or providing services. We account for a contract when it has approval and commitment from both parties, the rights of the parties are identified, payment terms are identified, the contract has commercial substance and collectability of consideration is probable. When determining whether the distributor has obtained control of the goods or services, we consider any future performance obligations. Generally, there is no post-shipment obligation on products sold other than warranty obligations in the normal and ordinary course of business. Consequently, revenue from the sale of the AffloVest product is recognized at shipment, unless circumstances dictate that control has not yet passed to the distributor.

Certain of our contracts include volume-based incentives which involve rebates that are negotiated at or prior to the time of sale with the customer and are redeemable only if the customer achieves a specified cumulative level of sales or sales increase. Under these incentive programs, at the time of sale, we determine the most likely amount of the rebate to be paid based on forecasted sales levels. These forecasts are updated at least quarterly for applicable customers, and the transaction price is reduced for the anticipated cost of the rebate. If the forecasted sales for a customer change, the accrual for rebates is adjusted to reflect the new rebates expected to be earned by the customer.

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

We provide a warranty for the AffloVest products against defects in material and workmanship for a period of five years. In accordance with applicable accounting guidance, we have determined these were assurance warranties and therefore not considered a performance obligation. In addition, we did not evaluate immaterial promised goods or services in the context of the contract. As a result, the sale of these products represents a single performance obligation that is satisfied at a point in time and is short-term in nature.

Advertising

Advertising costs are charged to operations when incurred. Advertising expense was $0.1 million for each of the years ended December 31, 2021, 2020 and 2019.

Research and Development Costs

We expense research and development costs as incurred, including expenses associated with clinical research studies and development.

Shipping and Handling Costs

Amounts billed to customers for shipping and handling activities after the customer obtains control are treated as a promised service performance obligation and recorded in total revenue in the accompanying Consolidated Statements of Operations. Shipping and handling costs incurred for the delivery of goods to customers are considered a cost to fulfill the contract and are included in cost of revenue in the accompanying Consolidated Statements of Operations.

Product Warranty

We provide a warranty for our products against defects in material and workmanship for a period of one to five years. We record a liability for future warranty claims at the time of sale for the warranty period offered to a customer. If the assumptions used in calculating the provision were to materially change, such as incurring higher than anticipated warranty claims, an additional provision may be required.

Impairment of Long-Lived Assets

We review long-lived assets, including property and equipment and patents, for impairment whenever events or changes in business circumstances indicate that the carrying amount of an asset may not be fully recoverable. We will assess long-lived assets used in operations for impairment indicators, including when undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying amount (see Note 9 – “Goodwill and Intangible Assets”).

Goodwill

Goodwill represents the excess of the purchase price paid over the estimated fair value of the net assets acquired and liabilities assumed in the acquisition of a business. Goodwill is not amortized, but is tested for impairment at least annually or on an interim basis if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying value. We plan to perform our annual assessment of goodwill for impairment as of July 1st of each fiscal year. See Note 9 – “Goodwill and Intangible Assets” for additional information.

Stock-Based Compensation

Stock options are valued using the Black-Scholes option-pricing model, except that the valuation of certain “CEO” related stock options subject to a market condition involve the use of the Monte Carlo Simulation model. The Monte Carlo Simulation and the Black-Scholes valuation models require the input of highly subjective assumptions. The assumptions include the expected term of the option, the expected volatility of the price of our common stock, expected dividend yield and the risk-free interest rate. These estimates involve inherent uncertainties and the significant application of management’s judgment. If factors change and different assumptions are used, our stock-based compensation expense could be materially different in the future. We recognize compensation expense for these options on a straight-line basis over the requisite service period (see Note 14 – “Stockholders’ Equity”).

Income Taxes

Income taxes are accounted for under the liability method. Deferred income taxes are provided for temporary differences between the financial reporting and the tax basis of assets and liabilities. If we determine in the future that it is more likely than not that we will not realize all or a portion of the deferred tax assets, we will record a valuation allowance in the period the determination is made (see Note 16 – “Income Taxes”). Changes in tax rates are reflected in the tax provision as they occur.

Net (Loss) Income Per Common Share

Basic net (loss) income per common share is computed based on the weighted average number of shares of common stock outstanding during the period. Diluted net (loss) income per common share is computed based on the weighted average number of shares of common stock plus the effect of dilutive potential stock-based awards outstanding during the period using the treasury stock method. Dilutive potential stock-based awards include outstanding common stock options, time- and performance-based restricted stock units and employee stock purchase plan shares.

Business Segments

We operate and report in only one operating and reportable segment. Our chief operating decision maker does not use financial information below revenue to allocate resources.

Accounting Pronouncement Not Yet Adopted

In March 2020, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2020-04, “Reference Rate Reform (Topic 848) — Facilitation of the Effect of Reference Rate Reform on Financial Reporting” (“ASU 2020-04”), addressing the discontinuation of LIBOR, a widely used reference rate for pricing financial products. The ASU is intended to provide optional expedients and exceptions if certain criteria are met when accounting for contracts, hedging relationships and other transactions that reference LIBOR, or another reference rate expected to be discontinued because of reference rate reform. The application and adoption requirements of ASU 2020-04 are optional until December 31, 2022 and vary based on expedients elected. We have not elected any expedients to date and are currently evaluating any potential future impacts on the consolidated financial statements.

Recently Adopted Accounting Pronouncements

In December 2019, the FASB issued ASU No. 2019-12, “Income Taxes (Topic 740) — Simplifying the Accounting for Income Taxes” (“ASU 2019-12”), which is intended to simplify various aspects of the accounting for income taxes. ASU 2019-12 removes certain exceptions to the general principles in Topic 740 and also clarifies and amends existing guidance to improve consistent application. We adopted ASU 2019-12 as of January 1, 2021, and it did not have an impact on the consolidated financial statements.

In June 2016, the FASB issued ASU No. 2016-13, “Financial Instruments — Credit Losses” (“ASU 2016-13”), which introduced a new model for recognizing credit losses on financial instruments based on an estimate of the current expected credit losses. The new current expected credit losses (“CECL”) model generally calls for the immediate recognition of all expected credit losses and applies to financial instruments and other assets, including accounts receivable and other financial assets measured at amortized cost, debt securities and other financial assets. This guidance replaced the previous incurred loss model for measuring expected credit losses and requires expected losses on available-for-sale debt securities to be recognized through an allowance for credit losses rather than as reductions in the amortized cost of the securities. We adopted ASU 2016-13 as of January 1, 2020, and it did not have an impact on the consolidated financial statements at that time. In connection with the AffloVest Acquisition, it was determined that CECL did not have a material financial impact on the receivables related to the durable medical equipment channel.

Note 4. Acquisitions

On September 8, 2021, we entered into an Asset Purchase Agreement (“AffloVest APA”) to acquire the AffloVest therapy business from International Biophysics Corporation (“IBC”). Under the terms of the AffloVest APA, we agreed to pay IBC a total of up to $100.0 million for the purchase of substantially all of the assets related to its branded high frequency chest wall oscillation vest therapy business, other than specifically identified excluded assets. We acquired AffloVest to further expand our position as a leader in treating patients with underserved chronic conditions in the home. The acquired assets included inventory, tooling, intellectual property, permits and approvals, data and records, and customer and supplier information. At closing, $80.0 million of the purchase price was paid, of which a total of $0.5 million was deposited into an escrow account at closing for purposes of satisfying certain post-closing purchase price adjustments and indemnification claims. Subsequent to closing, $0.2 million was returned to us as a result of working capital adjustments. The AffloVest acquisition was funded through a combination of cash on hand and proceeds from borrowings.

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

The fair value of the earn-out as of the acquisition date was $6.4 million. The fair value of the earn-out, reflecting management’s estimate of the likelihood of achieving these targets, was determined by employing a Monte Carlo Simulation model. This amount and the current versus non-current allocation will be remeasured at the end of each reporting period until the payment requirement ends, with any adjustments reported in income from operations (see Note 18 – “Fair Value Measurements”).

On the date of AffloVest Acquisition, we allocated the assets acquired based on an estimate of their fair values. The following table summarizes the purchase price allocation:

(In millions)	Allocated Fair Value
Inventories	$1.6
Property and equipment(1)	—
Intangible assets	53.5
Goodwill	31.1
Purchase price	$86.2
(1)	The purchase price included less than $0.1 million of property and equipment.

The goodwill reflects expected synergies of combining the acquired products and customer information with our existing operations and is deductible for tax purposes over 15 years.

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

Transaction costs, such as legal and other costs, related to the acquisition aggregated approximately $0.8 million. These costs have been expensed as incurred and are included in reimbursement, general and administrative expenses in our Consolidated Statements of Operations.

The Consolidated Statements of Operations reflect the AffloVest operations beginning September 9, 2021. As the AffloVest business has been integrated with our existing operations, we are unable to determine the amount of AffloVest earnings from the acquisition date that’s included in the Consolidated Statements of Operations. The following unaudited pro forma information for the years ended December 31, 2021 and 2020 presents the revenues and net income assuming the acquisition of AffloVest had occurred as of January 1, 2020. This information has been prepared for comparative purposes only and is not indicative of what actual results would have been if the acquisition had taken place at the beginning of fiscal 2020, or of future results.

	Year Ended
	December 31,
(In thousands)	2021	2020
Total revenue	$219,414	$203,193
Net (loss) income	$(7,633)	$11,832

These pro forma results include certain adjustments, primarily due to increases in amortization expense due to fair value adjustments of intangible assets, increases in interest expense due to additional borrowings incurred to finance the acquisition and amortization of debt issuance costs incurred to finance the transaction, acquisition related costs including transaction costs such as legal, accounting, valuation and other professional services, and related tax effects.

Note 5.  Marketable Securities

There were no investments in marketable securities at December 31, 2021 and 2020.

There were no net pre-tax unrealized gains for marketable securities at December 31, 2021. There were no sales of marketable securities during the year ended December 31, 2021.

There were no marketable securities in an unrealized loss position at December 31, 2021 and 2020.

Note 6.  Accounts Receivable

We had accounts receivable from two insurers representing approximately 33% and 24% of accounts receivable as of December 31, 2021. We had accounts receivable from two insurers representing approximately 37% and 22% of accounts receivable as of December 31, 2020. Revenue from these insurers accounted for 17% and 12% of our total revenue for the year ended December 31, 2021, and 16% and 10% for the year ended December 31, 2020. The credit risks associated with customers which for these purposes are insurers considers aggregation for entities that are known to be under common control.

Note 7.  Inventories

Inventories consisted of the following:

	At December 31,
(In thousands)	2021	2020
Finished goods	$8,242	$7,129
Component parts and work-in-process	10,975	11,434
Total inventories	$19,217	$18,563

Note 8.  Property and Equipment

Property and equipment consisted of the following:

	At December 31,
(In thousands)	2021	2020
Equipment	$8,051	$6,909
Tooling	2,545	2,774
Furniture and fixtures	2,104	1,958
Leasehold improvements	1,458	1,282
Construction in progress	1,003	778
Demonstration equipment	632	632
Subtotal	15,793	14,333
Less: accumulated depreciation	(9,043)	(7,376)
Property and equipment, net	$6,750	$6,957

Depreciation expense was $2.3 million, $2.4 million and $3.0 million for the years ended December 31, 2021, 2020 and 2019, respectively.

Note 9.  Goodwill and Intangible Assets

Goodwill

In the third quarter of fiscal 2021, we completed the AffloVest Acquisition. The purchase price of the AffloVest business exceeded the net acquisition-date estimated fair value amounts of the identifiable assets acquired and the liabilities assumed by $31.1 million, which was assigned to goodwill.

Intangible Assets

Our patents and other intangible assets are summarized as follows:

	Weighted-	At December 31, 2021
	Average	Gross
	Amortization	Carrying	Accumulated	Net
(In thousands)	Period	Amount	Amortization	Amount
Definite-lived intangible assets:
Patents	12 years	$666	$109	$557
Defensive intangible assets	3 years	1,125	592	533
Customer accounts	1 year	125	89	36
Customer relationships	13 years	31,000	742	30,258
Developed technology	11 years	13,000	368	12,632
Subtotal		45,916	1,900	44,016
Unamortized intangible assets:
Tradenames		9,500	—	9,500
Patents pending		565	—	565
Total intangible assets		$55,981	$1,900	$54,081

	Weighted-	At December 31, 2020
	Average	Gross
	Amortization	Carrying	Accumulated	Net
(In thousands)	Period	Amount	Amortization	Amount
Definite-lived intangible assets:
Patents	11 years	$413	$65	$348
Defensive intangible assets	4 years	1,125	421	704
Customer accounts	2 years	125	63	62
Subtotal		1,663	549	1,114
Unamortized intangible assets:
Patents pending		566	—	566
Total intangible assets		$2,229	$549	$1,680

Amortization expense was $1.4 million, $0.4 million, and $0.5 million for the years ended December 31, 2021, 2020 and 2019, respectively. Future amortization expenses are expected as follows:

(In thousands)
2022	$3,818
2023	3,787
2024	3,766
2025	3,676
2026	3,612
Thereafter	25,357
Total	$44,016

The weighted-average remaining amortization period for these intangible assets was 12.0 years as of December 31, 2021.

In the second quarter of 2020, we reevaluated the go-to-market strategy of one of our previous products, the Airwear wrap, and determined to focus our strategy on more advanced solutions within our core, long-standing Flexitouch and Entre franchises. Accordingly, we made the strategic decision to discontinue the Airwear wrap in the second quarter of 2020. Due to the planned discontinuation of the product line, we recorded a $4.0 million non-cash impairment charge to fully write-off the inventory and long-lived assets of the Airwear wrap in the quarter ended June 30, 2020. The majority of the impairment charge was comprised of the patent intangible assets and property and equipment, totaling $3.6 million, and was classified within the reimbursement, general and administrative expenses line of the Consolidated Statements of Operations. The inventory-related component of the impairment charge was $0.4 million and was classified within the cost of revenue line of the Consolidated Statements of Operations.

Note 10.  Accrued Expenses

Accrued expenses consisted of the following:

	At December 31,
(In thousands)	2021	2020
Warranty	$1,851	$1,606
Legal and consulting	1,371	882
Travel	661	545
In-transit inventory	416	634
Clinical studies	113	67
Sales and use tax	106	193
Other	744	496
Total	$5,262	$4,423

Note 11.  Warranty Reserves

The activity in the warranty reserve during and as of the end of the year presented was as follows:

	Year Ended
	December 31,
(In thousands)	2021	2020
Beginning balance	$4,841	$3,759
Warranty provision	2,606	2,957
Processed warranty claims	(2,488)	(1,875)
Ending balance	$4,959	$4,841

Accrued warranty reserve, current	$1,851	$1,606
Accrued warranty reserve, non-current	3,108	3,235
Total accrued warranty reserve	$4,959	$4,841

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

On September 8, 2021, we entered into a First Amendment Agreement (the “First Amendment”), which amends the Restated Credit Agreement (as amended by the First Amendment, the “Credit Agreement”) with the lenders from time to time party thereto and Wells Fargo Bank, National Association, as Administrative Agent. The First Amendment, among other things, adds a $30.0 million incremental term loan to the $25.0 million revolving credit facility provided by the Restated Credit Agreement. The term loan is reflected as a note payable on our Consolidated Balance Sheets. The term loan and the revolving credit facility mature on September 8, 2024. The Credit Agreement provides that, subject to satisfaction of certain conditions, we may increase the amount of the revolving loans available under the Credit Agreement and/or add one or more term loan facilities in an amount not to exceed $25.0 million in the aggregate, such that the total aggregate principal amount of loans available under the Credit Agreement (including under the revolving credit facility) does not exceed $80.0 million.

On September 8, 2021, in connection with the closing of the AffloVest Acquisition, we borrowed the $30.0 million term loan and utilized that borrowing, together with a draw of $25.0 million under the revolving credit facility and cash on hand, to fund the purchase price. As of December 31, 2021, there was no availability under our Credit Agreement.

On February 22, 2022, we entered into a Second Amendment Agreement (the “Second Amendment”), which further amends the Credit Agreement.

The principal of the term loan is required to be repaid in quarterly installments of $750,000 commencing January 7, 2022, through July 8, 2024, with the remaining outstanding balance due on September 8, 2024. Pursuant to the Second Amendment, we made a mandatory principal prepayment of the term loan of $3.0 million on February 22, 2022.

The term loan and amounts drawn under the revolving credit facility bear interest, at our option, at a rate equal to (a) the highest of (i) the prime rate, (ii) the federal funds rate plus 0.50% and (iii) LIBOR for an interest period of one month plus 1% (the “Base Rate”) plus an applicable margin or (b) LIBOR for an interest period of one, three or six months, at our option, plus the applicable margin. The applicable margin is 0.75% to 2.25% on loans bearing interest at the Base Rate and 1.75% to 3.25% on loans bearing interest at LIBOR, in each case depending on our consolidated total leverage ratio; except that, pursuant to the Second Amendment, during the period commencing on February 22, 2022 and ending on the last day of the fiscal quarter ending June 30, 2023, the applicable margin for LIBOR rate loans is 3.50%. At December 31, 2021, all outstanding borrowings were subject to interest at a rate calculated at LIBOR plus an applicable margin, for an interest rate of 2.87%. Undrawn portions of the revolving credit facility are subject to an unused line fee at a rate per annum from 0.300% to 0.375%, depending on our consolidated total leverage ratio.

Maturities of the term loan for the next three years as of December 31, 2021, were as follows:

(In thousands)	Amount
2022	$3,000
2023	3,000
2024	24,000
Total	$30,000

These maturities as of December 31, 2021 do not take into account the $3.0 million principal repayment on the term loan that we made on February 22, 2022 in connection with the Second Amendment.  Such repayment had the effect of increasing the principal amount to be repaid in 2022, and decreasing the principal amount to repaid in 2024, by $3.0 million in each year.

Our obligations under the Credit Agreement are secured by a security interest in substantially all of our and our subsidiaries’ assets and are also guaranteed by our subsidiaries. The Credit Agreement contains a number of restrictions and covenants, including that we maintain compliance with a maximum leverage ratio, minimum fixed charge coverage ratio and a minimum consolidated EBITDA covenant. As of December 31, 2021, we were in compliance with all financial covenants under the Credit Agreement.

The Second Amendment modifies the maximum leverage ratio, the minimum fixed charge coverage ratio and the minimum consolidated EBITDA covenants under the Credit Agreement, and adds a minimum liquidity covenant.

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

Buildings

We lease certain office and warehouse space at various locations in the United States where we provide services. These leases are typically greater than one year with fixed, escalating rents over the noncancelable terms and, therefore, ROU operating lease assets and operating lease liabilities are recorded on the Consolidated Balance Sheets, with rent expense recognized on a straight-line basis over the term of the lease. The remaining lease terms vary from approximately two to ten years as of December 31, 2021.

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

Vehicles

We lease vehicles for certain members of our field sales organization under a vehicle fleet program whereby the initial, noncancelable lease is for a term of 367 days, thus more than one year. Subsequent to the initial term, the lease becomes a month-to-month, cancelable lease. As of December 31, 2021, we had approximately 39 vehicles with agreements within the initial, noncancelable lease term that are recorded as ROU operating lease assets and operating lease liabilities. In addition to monthly rental fees specific to the vehicle, there are fixed monthly nonlease components that have been included in the ROU operating lease assets and operating lease liabilities. The nonlease components are not significant.

Computer and Office Equipment

We also have operating lease agreements for certain computer and office equipment. The remaining lease terms as of December 31, 2021, ranged from less than one year to approximately four years with fixed monthly payments that are included in the ROU operating lease assets and operating lease liabilities. The leases provide an option to purchase the related equipment at fair market value at the end of the lease. The leases will automatically renew as a month-to-month rental at the end of the lease if the equipment is not purchased or returned.

Lease Position, Undiscounted Cash Flow and Supplemental Information

The table below presents information related to our ROU operating lease assets and operating lease liabilities that we have recorded:

(In thousands)	At December 31, 2021	At December 31, 2020
Right of use operating lease assets	$23,984	$20,132

Operating lease liabilities:
Current	$2,506	$2,006
Non-current	23,354	19,388
Total	$25,860	$21,394

Operating leases:
Weighted average remaining lease term	8.6 years	9.4 years
Weighted average discount rate	4.2%	4.4%

	Year Ended December 31,
	2021	2020
Supplemental cash flow information for our operating leases:
Cash paid for operating lease liabilities	$3,379	$2,646
Non-cash right of use assets obtained in exchange for new operating lease obligations	$6,920	$6,789

The table below reconciles the undiscounted cash flows under the operating lease liabilities recorded on the Consolidated Balance Sheets for the periods presented:

(In thousands)
2022	$3,549
2023	3,420
2024	3,414
2025	3,516
2026	3,615
Thereafter	13,249
Total minimum lease payments	30,763
Less: Amount of lease payments representing interest	(4,903)
Present value of future minimum lease payments	25,860
Less: Current obligations under operating lease liabilities	(2,506)
Non-current obligations under operating lease liabilities	$23,354

Operating lease costs were $3.6 million, $3.0 million and $2.1 million for the years ended December 31, 2021, 2020 and 2019, respectively.

Major Vendors

We had purchases from two vendors that accounted for 32% of total purchases for each of the years ended December 31, 2021 and 2020.

Purchase Commitment

We issued purchase orders in 2021 totaling $15.1 million for goods that we expect to receive within the next year.

Retirement Plan

We maintain a 401(k) retirement plan for our employees to which eligible employees can contribute a percentage of their pre-tax compensation. We recorded an expense related to our discretionary contributions to the 401(k) plan of $1.2 million for the year ended December 31, 2021 and $0.3 million for each of the years ended December 31, 2020 and 2019.

Legal Proceedings

From time to time, we are subject to various claims and legal proceedings arising in the ordinary course of business. Regardless of outcome, litigation can have an adverse impact on us because of defense and settlement costs, diversion of management resources and other factors.

On February 13, 2019, we were served with a sealed amended complaint venued in the United States District Court in the Southern District of Texas, Houston Division, captioned United States ex rel Veterans First Medical Supply, LLC vs. Tactile Medical Systems Technology, Inc., Case No. 18-2871, which had been filed on January 23, 2019. The complaint was a qui tam action on behalf of the United States brought by one of our competitors. The United States declined to intervene in this action. The complaint alleged that we violated the Federal Anti-Kickback Statute claiming that we submitted false claims and made false statements in connection with the Medicare and Medicaid programs, and that we engaged in unlawful retaliation in violation of the Federal False Claims Act. The complaint sought damages, statutory penalties, attorneys’ fees, treble damages and costs. On February 18, 2022, the plaintiff filed a motion to dismiss, with prejudice, which the court granted that same day. On that same date, we filed a motion to dismiss our counterclaims, which was also granted by the court that day. We did not pay any damages, penalties or attorneys’ fees to the plaintiff.

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

Stock-Based Compensation

Our 2016 Equity Incentive Plan (the “2016 Plan”) authorizes us to grant stock options, stock appreciation rights, restricted stock, stock units and other stock-based awards to employees, non-employee directors and certain consultants and advisors. There were up to 4,800,000 shares of our common stock initially reserved for issuance pursuant to the 2016 Plan. The 2016 Plan provides that the number of shares reserved and available for issuance under the 2016 Plan will automatically increase annually on January 1 of each calendar year, commencing in 2017 and ending on and including January 1, 2026, by an amount equal to the lesser of: (a) 5% of the number of common shares of stock outstanding as of December 31 of the immediately preceding calendar year, or (b) 2,500,000 shares; provided, however, that our Board of Directors may determine that any annual increase be a lesser number. In addition, all awards granted under our 2007 Omnibus Stock Plan and our 2003 Stock Option Plan that were outstanding when the 2016 Plan became effective and that are forfeited, expire, are cancelled, are settled for cash or otherwise not issued, will become available for issuance under the 2016 Plan. Pursuant to the automatic increase feature of the 2016 Plan, 972,591 and 952,697 shares were added as available for issuance thereunder on January 1, 2021 and 2020, respectively. Our Board of Directors exercised its prerogative to forego the automatic increase on January 1, 2022. As of December 31, 2021, 6,314,849 shares were available for future grant pursuant to the 2016 Plan.

Upon adoption and approval of the 2016 Plan, all of our previous equity incentive compensation plans were terminated. However, existing awards under those plans continue to vest in accordance with the original vesting schedules and will expire at the end of their original terms.

In the second fiscal quarter of 2020, our Board of Directors appointed a new President and Chief Executive Officer (“CEO”), effective June 8, 2020. In conjunction with the acceptance of the written offer, our CEO received both restricted stock units and stock option awards under our 2016 Plan during the third fiscal quarter of 2020 and the stock options have a seven year term. A portion of the awards vested on June 30, 2021, with the remaining portion of the awards vesting over a period of three years from the date of grant. Further, the stock options were valued at the date of grant using the Monte Carlo Simulation model due to a market condition that required that our stock price exceed $40.15 for 20 consecutive trading days during the term of the option in order to vest. This condition was satisfied in the first quarter of 2021. The following table sets forth the estimated fair value of these stock options granted and the assumptions on which the fair value was determined:

2020
Expected term	4.5 years
Expected volatility	45.39%
Risk-free interest rate	0.4%
Expected dividend yield	0%
Fair value on the date of grant	$13.60 - $14.70

We recorded total stock-based compensation expense of $10.2 million, $10.7 million and $9.8 million for the years ended December 31, 2021, 2020 and 2019, respectively. This expense was allocated as follows:

	Year Ended
	December 31,
(In thousands)	2021	2020	2019
Cost of revenue	$433	$539	$329
Sales and marketing expenses	4,069	5,058	4,331
Research and development expenses	314	360	372
Reimbursement, general and administrative expenses	5,357	4,732	4,792
Total stock-based compensation expense	$10,173	$10,689	$9,824

Total stock-based compensation expense includes a modification of share-based awards held by a former executive resulting in a charge of $0.2 million for the year ended December 31, 2019. At December 31, 2019, there was no remaining unrecognized pre-tax compensation expense related to this modification.

Stock Options

Stock options issued to participants other than non-employees typically vest over three or four years and typically have a contractual term of seven or ten years. Stock-based compensation expense included in our Consolidated Statements of Operations for stock options was $4.3 million, $4.0 million and $2.7 million for the years ended December 31, 2021, 2020 and 2019, respectively. The total grant date fair value of options vested during the year was $4.3 million, $3.0 million and $2.3 million for the years ended December 31, 2021, 2020 and 2019, respectively.

At December 31, 2021, there was approximately $5.2 million of total unrecognized pre-tax stock option expense under our equity compensation plans, which is expected to be recognized on a straight-line basis over a weighted-average period of 1.7 years.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model, other than options that have a market-based vesting condition, which are valued using the Monte Carlo Simulation model. Annually, we make predictive assumptions regarding future stock price volatility, dividend yield, expected term and forfeiture rate. The dividend yield assumption is based on expected annual dividend yield on the grant date. To date, no dividend on common stock has been paid by us. Expected volatility for grants issued in and prior to the first fiscal quarter of 2021 was estimated using the average historical volatility of public companies of similar size and industry over a similar period as the expected term assumption used for our options. Beginning in the second fiscal quarter of 2021, we had sufficient historical data to transition to utilizing our average historical volatility over a similar period as the expected term assumption used for our options as the expected volatility. The risk-free interest rate is based on the yields of U.S. Treasury securities with maturities similar to the expected term of the options for each option group. We use the “simplified method” to determine the expected term of the stock option grants. We utilize this method because we do not have sufficient public company exercise data in which to make a reasonable estimate.

The following table sets forth the estimated fair values of our stock options granted in each of the years indicated, and the assumptions on which the fair values were determined:

	2021	2020	2019
Expected term	4.5 years	4.5 years	4 - 6 years
Expected volatility	45.0 - 52.3%	44.1 - 46.4%	43.2 - 44.6%
Risk-free interest rate	0.6 - 1.1%	0.2 - 0.9%	1.6 - 2.6%
Expected dividend yield	0%	0%	0%
Fair value on the date of grant	$13.04 - $22.90	$13.45 - $18.64	$19.57 - $33.12

Our stock option activity for the three years ended December 31, 2021, 2020 and 2019, was as follows:

		Weighted-	Weighted-
		Average	Average	Aggregate
	Options	Exercise Price	Remaining	Intrinsic
(In thousands except options and per share data)	Outstanding	Per Share (1)	Contractual Life	Value (2)
Balance at December 31, 2018	1,076,535	$17.94	6.5 years	$31,172
Granted	189,076	$59.52
Exercised	(321,806)	$8.81		$16,026
Forfeited	(76,322)	$36.50
Cancelled/Expired	(528)	$19.64
Balance at December 31, 2019	866,955	$28.76	6.3 years	$33,957
Granted	378,695	$44.84
Exercised	(147,741)	$7.24		$6,540
Forfeited	(54,824)	$50.25
Cancelled/Expired	(3,376)	$63.61
Balance at December 31, 2020	1,039,709	$36.43	5.6 years	$13,381
Granted	188,748	$49.33
Exercised	(175,516)	$22.65		$4,901
Forfeited	(92,773)	$49.77
Cancelled/Expired	(44,944)	$57.78
Balance at December 31, 2021	915,224	$39.33	5.0 years	$2,068

Options exercisable at December 31, 2021	517,316	$32.60	4.4 years	$2,068

(1)	The exercise price of each option granted during the periods shown was equal to the market price of the underlying stock on the date of grant.
(2)	The aggregate intrinsic value of options exercised represents the difference between the exercise price of the option and the closing stock price of our common stock on the date of exercise. The aggregate intrinsic value of options outstanding represents the difference between the exercise price of the option and the closing stock price of our common stock on the last trading day of the period.

Options exercisable of 489,866 at December 31, 2020, and 473,222 at December 31, 2019 had weighted average exercise prices of $25.39 and $14.14, respectively.

The following summarizes additional information about our stock options:

	Year Ended
	December 31,
Number of:	2021	2020
Non-vested options, beginning of the year	549,843	393,733
Non-vested options, end of the year	397,908	549,843
Vested options, end of the year	517,316	489,866

	Year Ended
	December 31,
Weighted-average grant date fair value of:	2021	2020
Non-vested options, beginning of the year	$18.03	$19.55
Non-vested options, end of the year	18.02	18.03
Vested options, end of the year	13.27	10.67
Forfeited options, during the year	19.26	20.54

Time-Based Restricted Stock Units

We have granted time-based restricted stock units to certain participants under the 2016 Plan that are stock-settled with common shares. Time-based restricted stock units granted under the 2016 Plan vest over one to three years. Stock-based compensation expense included in our Consolidated Statements of Operations for time-based restricted stock units was $4.9 million, $5.2 million and $4.0 million for the years ended December 31, 2021, 2020 and 2019, respectively. As of December 31, 2021, there was approximately $7.8 million of total unrecognized pre-tax compensation expense related to outstanding time-based restricted stock units that is expected to be recognized over a weighted-average period of 2.0 years.

Our time-based restricted stock unit activity for the years ended December 31, 2021, 2020 and 2019 was as follows:

		Weighted-
		Average Grant	Aggregate
	Units	Date Fair Value	Intrinsic
(In thousands except unit and per unit data)	Outstanding	Per Unit	Value (1)
Balance at December 31, 2018	309,632	$23.69	$14,104
Granted	73,920	$64.82
Vested	(193,339)	$20.21
Cancelled	(18,526)	$38.36
Balance at December 31, 2019	171,687	$43.74	$11,591
Granted	175,582	$46.42
Modification	2,288	$21.85
Vested	(118,014)	$37.57
Cancelled	(20,074)	$53.03
Balance at December 31, 2020	211,469	$48.29	$9,503
Granted	189,762	$40.31
Vested	(106,521)	$47.43
Cancelled	(35,563)	$51.76
Balance at December 31, 2021	259,147	$42.32	$4,932

Deferred and unissued at December 31, 2021(2)	6,469	$38.94	$123

(1)	The aggregate intrinsic value of time-based restricted stock units outstanding was based on our closing stock price on the last trading day of the period.
(2)	For the year ended December 31, 2021, there were no restricted stock units granted to non-employee directors in lieu of their quarterly cash retainer payments. As of December 31, 2021, there were 6,469 outstanding restricted stock units that had been previously granted to non-employee directors in lieu of their quarterly director retainer payments. These restricted stock units were fully vested upon grant and represent the right to receive one share of common stock, per unit, upon the earlier of the director’s termination of service as a director of ours or the occurrence of a change of control of us. These restricted stock units granted in the years ended December 31, 2020 and December 31, 2019 are included in the “Granted” lines in the table above and are also included in the “Vested” lines in the table above in those years, due to their being fully vested upon grant. These restricted stock units are not included in any of the “Balance” lines in the table above because they are fully vested.

Performance-Based Restricted Stock Units

We have granted performance-based restricted stock units (“PSUs”) to certain participants under the 2016 Plan. These PSUs have both performance-based and time-based vesting features. The PSUs granted in 2018 were earned to the extent performance goals based on revenue and adjusted EBITDA were achieved in 2019. The PSUs granted in 2019 were earned to the extent performance goals based on revenue and adjusted EBITDA were achieved in 2020. The PSUs granted in 2020 will be earned if and to the extent performance goals based on revenue and adjusted EBITDA are achieved in 2021. The PSUs granted in 2021 will be earned if and to the extent performance goals based on revenue and adjusted EBITDA are achieved in 2022. The number of PSUs earned will depend on the level at which the performance targets are achieved and can range from 50% of target if threshold performance is achieved and up to 150% of target if maximum performance is achieved. One-third of the earned PSUs will vest on the date the Compensation and Organization Committee certifies the number of PSUs earned, and the remaining two-thirds of the earned PSUs will vest on the first anniversary of that certification date. All earned and vested PSUs will be settled in shares of common stock.

Stock-based compensation expense included in our Consolidated Statements of Operations for PSUs was $0.2 million, $0.5 million, and $2.3 million for the years ended December 31, 2021, 2020 and 2019,

respectively. The stock-based compensation expense for the year ended December 31, 2021 reflects a $0.5 million benefit due to a change in the estimated payout associated with PSUs granted in 2020 being below the minimum performance target threshold level, as defined, partially offset by an expense of $0.7 million related to the PSUs granted in 2018 and 2021. The stock-based compensation expense for the year ended December 31, 2020 reflects a $1.0 million benefit due to a change in the estimated payout associated with PSUs granted in 2019 being below the minimum performance target threshold level, as defined. As of December 31, 2021, there was approximately $1.2 million of total unrecognized pre-tax compensation expense related to outstanding PSUs that is expected to be recognized over a weighted average period of 2.2 years.

Our performance-based restricted stock unit activity at the estimated payout of 100% of target for the years ended December 31, 2021, 2020 and 2019, was as follows:

	Performance-	Weighted-
	Based	Average Grant	Aggregate
	Units	Date Fair Value	Intrinsic
(In thousands except unit and per unit data)	Outstanding	Per Unit	Value (1)
Balance at December 31, 2018	65,427	$33.62	$2,980
Granted	25,724	$72.64
Vested	—	$—
Cancelled	—	$—
Balance at December 31, 2019	91,151	$44.63	$6,154
Granted	31,731	$50.41
Vested	(26,204)	$33.58
Cancelled	(17,375)	$52.87
Balance at December 31, 2020	79,303	$47.83	$3,564
Granted	39,419	$51.82
Vested	(34,159)	$33.98
Cancelled	(30,246)	$64.39
Balance at December 31, 2021	54,317	$50.22	$1,034

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

A total of 1,600,000 shares of common stock was initially reserved for issuance under the ESPP. This share reserve will automatically be supplemented each January 1, commencing in 2017 and ending on and including January 1, 2026, by an amount equal to the least of (a) 1% of the shares of our common stock outstanding on the immediately preceding December 31, (b) 500,000 shares or (c) such lesser amount as our Board of Directors may determine. Pursuant to the automatic increase feature of the ESPP, 194,518 and 190,539 shares were added as available for issuance thereunder on January 1, 2021 and 2020, respectively. Our Board of Directors exercised its prerogative to forego the automatic increase on January 1, 2022. As of December 31, 2021, 1,708,760 shares were available for future issuance under the ESPP. We recognized $0.8 million, $0.9 million and $0.9 million in stock-based compensation expense related to the ESPP for the years ended December 31, 2021, 2020 and 2019, respectively.

Note 15.  Revenue

We derive our revenue from the sale and rental of our products to our customers in the United States. The following table presents our revenue, inclusive of sales and rental revenue, disaggregated by product:

	Year Ended
	December 31,
(In thousands)	2021	2020	2019
Revenue
Flexitouch system	$176,228	$163,914	$171,323
Entre system	26,685	23,216	18,169
AffloVest	5,144	—	—
Total	$208,057	$187,130	$189,492

Percentage of total revenue
Flexitouch system	85%	88%	90%
Entre system	13%	12%	10%
AffloVest	2%	— %	N.M.
Total	100%	100%	100%

Our revenue by channel, inclusive of sales and rental revenue, for the years ended December 31, 2021, 2020 and 2019 are summarized in the following table:

	Year Ended
	December 31,
(In thousands)	2021	2020	2019
Private insurers and other payers	$141,377	$132,789	$136,397
Veterans Administration	25,654	24,485	31,275
Medicare	35,882	29,856	21,820
Durable medical equipment distributors	5,144	—	—
Total	$208,057	$187,130	$189,492

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

Rental agreements initiated subsequent to January 1, 2019, are recorded as sales-type leases in accordance with ASC 842, whereby rental revenue and cost of rental revenue are recognized upon the lease commencement date. In 2019, in accordance with applicable guidance, we continued to recognize rental agreements commencing prior to December 31, 2018, on a month-to-month basis as an operating lease until they were completed. These rental agreements do not have an impact on the revenue results in 2021 and 2020. Total rental revenue for the year ended December 31, 2019, includes both operating and sales-type lease revenue. Operating lease revenue was $5.0 million for the year ended December 31, 2019.

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

Rental revenue for the years ended December 31, 2021, 2020 and 2019, was primarily related to private insurers. Sales-type lease revenue and the associated cost of revenue for the years ended December 31, 2021, 2020 and 2019, was:

	Year Ended December 31,
(In thousands)	2021	2020	2019
Sales-type lease revenue	$30,143	$25,633	$21,570
Cost of sales-type lease revenue	9,622	9,011	7,510
Gross profit	$20,521	$16,622	$14,060

Note 16.  Income Taxes

The provision (benefit) for income tax expense consisted of the following:

	Year Ended December 31,
(In thousands)	2021	2020	2019
Current income taxes, Federal	$(1,274)	$(653)	$205
Current income taxes, State	214	294	100
	(1,060)	(359)	305

Deferred income taxes, Federal	7,874	(833)	(303)
Deferred income taxes, State	2,356	(395)	153
	10,230	(1,228)	(150)

Unrecognized tax benefit, Federal	348	—	—
Unrecognized tax benefit, State	—	(54)	3
	348	(54)	3

Total provision (benefit) for income taxes	$9,518	$(1,641)	$158

The components of our deferred tax assets and liabilities were as follows:

	At December 31,
(In thousands)	2021	2020
Deferred tax assets:
Operating lease liability	$6,490	$5,329
Net operating loss carryforwards	671	312
Accounts receivable and inventory reserves	4,658	3,887
Stock-based compensation	3,777	3,558
Accrued liabilities	1,104	1,489
Warranty reserves	1,245	1,206
Intangible assets	579	612
Business credits	682	—
Other	199	107
Total deferred tax assets	19,405	16,500

Deferred tax liabilities:
Right-of-use asset	(6,019)	(5,016)
Fixed assets	(914)	(1,286)
Prepaid expenses	(378)	—
Other	(87)	—
Total deferred tax liabilities	(7,398)	(6,302)

Valuation allowance	(12,039)	—

Net deferred tax assets	$(32)	$10,198

A reconciliation of income tax (benefit) expense to the statutory federal tax rate is as follows:

	Year Ended December 31,
	2021	2020	2019
Tax expense at statutory rate	21.0%	21.0%	21.0%
State income taxes, net of federal benefit	(1.1)	(7.9)	7.3
Executive compensation	(14.2)	(5.5)	9.1
Meals and entertainment	—	(10.6)	2.6
Incentive stock options	—	(0.4)	0.2
Employee Stock Purchase Plan	(7.5)	(8.6)	1.7
Federal business credits	10.9	—	—
Valuation allowance	(525.0)	8.0	1.7
Return to provision	(6.5)	3.6	(0.4)
Research and development credits	60.2	—	—
IRS exam	—	2.5	—
Deferred reprice - state	3.3	—	(0.1)
Federal carryback claim deferred rate differential	—	38.5	—
Unrecognized tax benefits	(2.2)	2.3	—
Excess benefit on non-qualified stock options and RSUs	47.2	28.0	(41.5)
Interest and penalties	(0.7)	1.9	(0.2)
Other	(0.5)	(0.2)	—
Net effective rate	(415.1)%	72.6%	1.4%

A reconciliation of unrecognized tax benefits (“UTB”) is as follows:

	December 31,
(In thousands)	2021	2020	2019
Balance beginning of the year	$—	$54	$51
Gross change — tax positions in prior year	522	(54)	3
Balance end of the year	$522	$—	$54

Deferred income taxes result from temporary differences between the reporting of amounts for financial statement purposes and income tax purposes. These differences relate primarily to different methods used for income tax purposes including depreciation and amortization, warranty and vacation accruals, and deductions related to allowances for doubtful accounts receivable, and inventory reserves.

As of December 31, 2021, the Company had approximately $0.7 million of state net operating loss ("NOL") carryforwards. The state NOL carryforward amounts expire beginning in tax years 2026 if not utilized.

The Company is subject to income tax examinations in the U.S. federal jurisdiction as well as in various state jurisdictions. U.S. federal and state tax years prior to 2018 are closed to examination. We are currently under examination by the New York State Department of Taxation and Finance for tax years 2017-2019. This examination may lead to ordinary course adjustments or proposed adjustments to our taxes or our net operating losses with respect to years under examination as well as subsequent periods. In the event of any future tax assessments, we have elected to record the income taxes and any related interest and penalties as income tax expense on our Consolidated Statement of Operations.

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

Management assesses the available positive and negative evidence to estimate whether sufficient future taxable income will be generated to permit use of the existing deferred tax assets. Based on this evaluation, as of December 31, 2021, a valuation allowance of $12.0 million was recorded to recognize only the residual portion of the existing deferred tax asset that is more likely than not to be realized and which comprises the assets that will not be offset by the reversal of deferred tax liabilities. The amount of the deferred tax asset considered realizable which will be offset by reversing deferred tax liabilities, however, could be adjusted in the future if estimates of taxable income during the carryforward period are reduced or increased or if objective negative evidence in the form of cumulative losses is no longer present and additional weight is given to subjective evidence such as projections for growth.

Note 17.  Net (Loss) Income Per Common Share

The following table sets forth the computation of our basic and diluted net (loss) income per share:

	Year Ended
	December 31,
(In thousands, except share and per share data)	2021	2020	2019
Net (loss) income	$(11,811)	$(620)	$10,971
Weighted-average shares outstanding	19,719,485	19,346,929	18,919,007
Dilutive effect of stock-based awards	—	—	722,136
Weighted-average shares used to compute diluted net (loss) income per share	19,719,485	19,346,929	19,641,143
Net (loss) income per share - Basic	$(0.60)	$(0.03)	$0.58
Net (loss) income per share - Diluted	$(0.60)	$(0.03)	$0.56

The following common stock equivalents were excluded from the computation of diluted net (loss) income per common share for the periods presented because including them would have been anti-dilutive:

	Year Ended
	December 31,
	2021	2020	2019
Restricted stock units	265,616	218,686	38,103
Common stock options	915,224	1,039,709	278,363
Performance stock units	54,317	96,383	25,724
Employee stock purchase plan	34,809	53,205	45,182
Total	1,269,966	1,407,983	387,372

Note 18.  Fair Value Measurements

We determine the fair value of our assets and liabilities based on the exchange price that would be received for an asset or paid to transfer a liability (exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Valuation techniques used to measure fair value maximize the use of observable inputs and minimize the use of unobservable inputs. We use a fair value hierarchy with three levels of inputs, of which the first two are considered observable and the last unobservable, to measure fair value. The fair value hierarchy gives the highest priority to quoted prices in active markets for identical assets or liabilities (Level 1). The next highest priority is based on quoted prices for similar assets or liabilities in active markets or quoted prices for identical or similar assets or liabilities in non-active markets or other observable inputs (Level 2). The lowest priority is given to unobservable inputs (Level 3). As of December 31, 2021, we no longer had any money market mutual funds.

The following provides information regarding fair value measurements for our earn-out liability as of December 31, 2021, according to the three-level fair value hierarchy:

At December 31, 2021
Quoted Prices
	in Active	Significant
	Markets for	Other	Significant
	Identical	Observable	Unobservable
	Assets	Inputs	Inputs
(In thousands)	(Level 1)	(Level 2)	(Level 3)	Total
Recurring Fair Value Measurements:
Earn-out liability	$—	—	$6,200	$6,200
Total	$—	$—	$6,200	$6,200

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

There were no transfers within the three-level hierarchy during either of the years ended December 31, 2021 and 2020. A significant transfer is recognized when the inputs used to value a security have been changed, which merits a transfer between the disclosed levels of the valuation hierarchy.

The fair values for our money market mutual funds are determined based on valuations provided by external investment managers who obtain them from a variety of industry standard data providers.

The carrying amounts of financial instruments such as cash equivalents, accounts receivable, other assets, accounts payable, accrued expenses and other liabilities approximate their related fair values due to the short-term maturities of these items. Non-financial assets, such as equipment and leasehold improvements, and intangible assets are subject to non-recurring fair value measurements if they are deemed impaired. As of June 30, 2020, we remeasured the value of our intangible assets related to the Airwear wrap product line to their fair value, which was deemed to be $0.

We have obligations to pay up to $20.0 million in earn-out payments in cash if certain future financial results of the AffloVest business are met. The earn-out liability was valued by employing a Monte Carlo Simulation model in a risk-neutral framework, which is a Level 3 input. The underlying simulated variable includes recognized revenue. The recognized revenue volatility estimate was based on a study of historical asset volatility for a set of comparable public companies. The model includes other assumptions including the market price of risk, which was calculated as the weighted average cost of capital less the long-term risk-free rate. The earn-out liability will be adjusted to fair value at each reporting date until settled. Changes in fair value will be included in intangible asset amortization and earn-out expenses in our Consolidated Statements of Operations.

Changes in the earn-out liability measured at fair value using Level 3 inputs were as follows:

(In thousands)
Earn-out liability at December 31, 2020	$—
Addition for acquisition	6,400
Fair value adjustments	(200)
Earn-out liability at December 31, 2021	$6,200

As of December 31, 2021, the fair value of the earn-out liability totaled $6.2 million, of which $3.0 million was non-current.

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2021. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of December 31, 2021, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There was no change in the company’s internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, that occurred during the quarter ended December 31, 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Our management conducted an assessment of the effectiveness of our internal control over financial reporting based on the criteria set forth in “Internal Control-Integrated Framework (2013)” issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on this assessment, management concluded that, as of December 31, 2021, our internal control over financial reporting was effective.

In making this assessment as of December 31, 2021, we excluded the AffloVest assets acquired from International Biophysics Corporation on September 8, 2021. The assets of this business, all of which represented goodwill and intangible assets, comprised 21.7% of our total assets as of December 31, 2021. This business contributed 2.5% to our total revenues for the year ended December 31, 2021. We have excluded this business because we have not had sufficient time to make an assessment of its internal controls using the COSO criteria in accordance with Section 404 of the Sarbanes-Oxley Act of 2002. In excluding this business from our assessment, we have considered the “Frequently Asked Questions” as set forth by the office of the Chief Accountant and the Division of Corporate Finance on June 24, 2004, as revised on September 24, 2007, which acknowledges that it may not be possible to conduct an assessment of an acquired business’s internal control over financial reporting in the period between the consummation date and the date of management’s assessment and contemplates that such business would be excluded from management’s assessment in the year of acquisition.

Our independent registered public accounting firm has audited the effectiveness of our internal control over financial reporting as of December 31, 2021, as stated in its report which appears below.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders

Tactile Systems Technology, Inc.

Opinion on internal control over financial reporting

We have audited the internal control over financial reporting of Tactile Systems Technology, Inc. (a Delaware corporation) and its subsidiary (the “Company”) as of December 31, 2021, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on criteria established in the 2013 Internal Control—Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated financial statements of the Company as of and for the year ended December 31, 2021, and our report dated February 23, 2022 expressed an unqualified opinion on those financial statements.

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

Our audit of, and opinion on, the Company’s internal control over financial reporting does not include the internal control over financial reporting of the AffloVest assets acquired on September 8, 2021 (“AffloVest business”), whose financial statements reflect total assets and revenues constituting 21.7% and 2.5%, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2021. As indicated in Management’s Report, the AffloVest business was acquired during 2021. Management’s assertion on the effectiveness of the Company’s internal control over financial reporting excluded internal control over financial reporting of the AffloVest business.

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

/s/ GRANT THORNTON LLP

Minneapolis, Minnesota

February 23, 2022

Item 9B. Other Information.

Because we are filing this Annual Report on Form 10-K within four business days after the triggering event, we are making the following disclosure under this Item 9B instead of filing a Current Report on Form 8-K under Item 1.01, Entry into a Material Definitive Agreement and Item 2.03, Creation of a Direct Financial Obligation or an Obligation under an Off-Balance Sheet Arrangement of a Registrant:

On February 22, 2022 (the “Amendment Date”), we entered into a Second Amendment Agreement (the “Second Amendment”), which amends the Amended and Restated Credit Agreement, dated as of April 30, 2021, as amended by that First Amendment Agreement dated as of September 8, 2021 (as further amended by the Second Amendment, the “Credit Agreement”), by and among us, the lenders from time to time party thereto, and Wells Fargo Bank, National Association, as administrative agent.

The Second Amendment, among other things, provides that, effective as of the Amendment Date and continuing through the end of the Covenant Relief Period (as defined below), the applicable margin for LIBOR rate loans under the Credit Agreement shall be 3.50%.

The Second Amendment modifies the financial covenants under the Credit Agreement to require that we not permit, as of the last day of each fiscal quarter:

●	our consolidated total leverage ratio to be (i) for the fiscal quarter ending March 31, 2022, greater than 3.50 to 1.00, (ii) for each fiscal quarter ending from June 30, 2022 through December 31, 2022, greater than 4.75 to 1.00, (iii) for the fiscal quarter ending March 31, 2023, greater than 4.00 to 1.00, (iv) for the fiscal quarter ending June 30, 2023, greater than 3.25 to 1.00 and (v) for each fiscal quarter thereafter, greater than 3.00 to 1.00, in each case, for the period of four consecutive fiscal quarters ending on or immediately prior to such date;

●	our consolidated EBITDA to be (i) for the fiscal quarter ending March 31, 2022, less than $14,500,000, (ii) for each fiscal quarter ending from June 30, 2022 through December 31, 2022, less than $10,000,000, (iii) for the fiscal quarter ending March 31, 2023, less than $11,500,000, (iv) for the fiscal quarter ending June 30, 2023, less than $14,500,000, and (v) for each fiscal quarter thereafter, less than $20,000,000, in each case, for the period of four consecutive fiscal quarters ending on or immediately prior to such date; and

●	our consolidated fixed charge coverage ratio to be (i) for the fiscal quarter ending March 31, 2022, less than 1.50 to 1.00, (ii) for the fiscal quarters ending June 30, 2022 and September 30, 2022, less than 1.25 to 1.00, and (iii) for each fiscal quarter thereafter, less than 1.50 to 1.00, in each case, for the period of four consecutive fiscal quarters ending on or immediately prior to such date.

The Second Amendment provides that during the period commencing with the fiscal quarter ending March 31, 2022 and ending on the last day of the fiscal quarter ending June 30, 2023 (the “Covenant Relief Period”), we will not permit our Liquidity (as defined in the Second Amendment) to be less than $7,500,000, determined as of the last day of any fiscal quarter within the Covenant Relief Period. The Second Amendment also permits additional addbacks to Consolidated EBITDA (as defined in the Credit Agreement) for certain litigation costs and expenses.

The Second Amendment also provides that we will make mandatory principal prepayments of the loans under the Credit Agreement upon the occurrence of collection of certain aged accounts receivable, in addition to the mandatory prepayments that were previously included in the Credit Agreement for certain asset dispositions, insurance and condemnation events and other matters.

Pursuant to the Second Amendment, on the Amendment Date, we made a mandatory principal prepayment of the term loan under the Credit Agreement of $3.0 million. Following such payment, as of February 22, 2022, we had outstanding borrowings of $51.3 million under the Credit Agreement, comprised of $26.3 million under the term loan and $25.0 million under the revolving credit facility.

The foregoing description of the Second Amendment is a summary of the material terms, does not purport to be complete, and is qualified in its entirety by reference to the Second Amendment, a copy of which is attached to this Annual Report on Form 10-K as Exhibit 10.37 and is incorporated herein by reference.

Item 9C.  Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance.

Information About our Executive Officers

Daniel Reuvers, age 58, has served as our President and Chief Executive Officer, and as a member of our Board of Directors, since June 2020. Previously, he was at Integra LifeSciences Holdings Corporation, where he has served as the Executive Vice President and President, Codman Specialty Surgical, since December 2016. His responsibilities there included global sales, marketing, product development, quality and regulatory, and service and repair. He joined Integra in 2008 as Vice President of Marketing & Product Development for the company’s surgical instrument business, and held a series of roles with progressively increased responsibility. Among his accomplishments there, he led the $1B acquisition and integration of the Codman business from Johnson & Johnson. Previously, he served as President of Advanced Respiratory and Omni-Tract Surgical, both resulting in acquisitions by Hill-Rom and Integra, respectively. Mr. Reuvers served on the board of Respirtech, Inc. for 10 years, until their acquisition by Philips.

Kristie T. Burns, age 50, has served as our Senior Vice President, Marketing & Clinical Affairs since joining the company in March 2021. Prior to joining our company, Ms. Burns was the Chief Marketing Officer of Cala Health, Inc., a privately-held bioelectronic medicine company developing wearable neuromodulation therapies for chronic disease, from January 2017 until March 2021. At Cala Health, she organized the company’s commercial functions and managed the U.S. commercial introduction of its lead product. Prior to joining Cala Health, Inc., Ms. Burns served as Vice President of Solutions Marketing, ResMed Americas of ResMed Inc. (NYSE: RMD), a global leader in digital health and cloud-connected medical devices focused on sleep apnea and other chronic diseases, from December 2003 to February 2016. Ms. Burns held various marketing and leadership roles of increasing responsibility with ResMed Inc. beginning in 2003. At ResMed Inc., her responsibilities included managing marketing and legal due diligence teams and leading the collaboration between multiple teams following a significant market reorganization. Ms. Burns previously served in consulting and business development roles of increasing responsibility at a privately-held cardiology consulting practice that was subsequently acquired by GE Medical Systems, from 1994 to 1999.

Brent A. Moen, age 54, has served as our Chief Financial Officer since joining the company in September 2018. Prior to joining our company, Mr. Moen served as Chief Financial Officer of Entellus Medical, Inc., a publicly held medical device company, from May 2016 until the company’s acquisition by Stryker Corporation in February 2018. Prior to joining Entellus Medical, Mr. Moen served as Executive Vice President and Chief Financial Officer of ABRA Auto Body & Glass LP, an automotive collision repair company, from November 2013 to May 2015. Mr. Moen previously served as Senior Vice President and Chief Financial Officer of Regis Corporation, a publicly held owner, franchisor and operator of beauty salons, from January 2011 to December 2012. Mr. Moen held various financial roles of increasing responsibility with Regis Corporation, beginning in 2000. Mr. Moen holds a B.A. in Accounting from the University of North Dakota and is a Certified Public Accountant (inactive) and started his professional career with Coopers and Lybrand.

Eric Pauls, age 47, has served as our Senior Vice President, Sales since joining the company in May 2021. Prior to joining our company, Mr. Pauls served in positions of increasing responsibility at Royal Philips (NYSE: PHG; AEX: PHIA), a leading health technology company. He most recently held the position of Business Sales Leader for Sleep and Respiratory Care, North America. In this position, Mr. Pauls was responsible for a sleep and respiratory business, where he led a team of 500 sales and support personnel across multiple sales channels. From July 2017 to September 2019, he served as Business Segment Leader for RespirTech, a U.S.-based provider of an in-home wearable treatment for patients with chronic respiratory conditions, which was acquired by Philips in 2017. Mr. Pauls was Vice President of Sales for Key Accounts from January 2015 to June 2017 and Director of Sales for National Accounts from July 2012 to January 2014, leading targeted sales teams within Philips’ Sleep and Respiratory Care business. He joined Philips Respironics as a Technical Sales Specialist in 2002, and was subsequently promoted to multiple positions within its sales organization over the following decade. Mr. Pauls holds a M.B.A. from Baker University and a B.S. in Respiratory Care from the University of Kansas.

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

Other Information

Additional information required by this Item 10 will be contained in our definitive proxy statement for our 2022 Annual Meeting of Stockholders (the “Definitive Proxy Statement”) and is incorporated herein by reference.

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

The following financial statements of Tactile Systems Technology, Inc. are set forth in Part II, Item 8:

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of December 31, 2021 and 2020

Consolidated Statements of Operations for the years ended December 31, 2021, 2020 and 2019

Consolidated Statements of Comprehensive (Loss) Income for the years ended December 31, 2021, 2020 and 2019

Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2021, 2020 and 2019

Consolidated Statements of Cash Flows for the years ended December 31, 2021, 2020 and 2019

Notes to Consolidated Financial Statements

2.	Financial Statement Schedules

Not applicable.

3.	Exhibits

A list of exhibits required to be filed as part of this report is set forth in the Exhibit Index below.

EXHIBIT INDEX

		Incorporated by Reference
Exhibit				Exhibit	Filed
Number	Description of Exhibit	Form	Date of Filing	Number	Herewith

2.1	Asset Purchase Agreement, dated as of September 8, 2021, among Tactile Systems Technology, Inc., International Biophysics Corporation and H. David Shockley, Jr.	8-K	09/08/2021	2.1

3.1	Amended and Restated Certificate of Incorporation, as amended through May 9, 2019	8-K	05/09/2019	3.2

3.2	Amended and Restated By-laws, effective March 10, 2021	8-K	03/12/2021	3.1

4.1	Description of the Registrant's securities registered pursuant to Section 12 of the Securities Exchange Act of 1934				X

4.2	Specimen Certificate representing shares of common stock	S-1	05/06/2016	4.1

4.3	Form of Senior Indenture	S-3	08/23/2017	4.6

4.4	Form of Subordinated Indenture	S-3	08/23/2017	4.7

10.1*	2007 Omnibus Stock Plan	S-1	01/25/2016	10.5

10.2*	Form of Incentive Stock Option Agreement under 2007 Omnibus Stock Plan	S-1	01/25/2016	10.6

10.3*	Form of Non-Statutory Stock Option Agreement (Employee) under 2007 Omnibus Stock Plan	S-1	01/25/2016	10.7

10.4*	Form of Non-Statutory Stock Option Agreement (Directors) under 2007 Omnibus Stock Plan	S-1	01/25/2016	10.8

10.5*	Form of Non-Statutory Stock Option Agreement (Consultants) under 2007 Omnibus Stock Plan	S-1	01/25/2016	10.9

10.6*	Form of Restricted Stock Agreement	S-1	01/25/2016	10.10

10.7*	2016 Equity Incentive Plan	S-1	06/09/2016	10.11

10.8*	Form of Non-Qualified Stock Option Agreement under 2016 Equity Incentive Plan	S-1	06/09/2016	10.12

10.9*	Form of Non-Qualified Stock Option Agreement under 2016 Equity Incentive Plan (to be used for awards beginning in 2020)	10-Q	05/04/2020	10.1

10.10*	Form of Incentive Stock Option Agreement under 2016 Equity Incentive Plan	S-1	06/09/2016	10.13

10.11*	Form of Incentive Stock Option Agreement under 2016 Equity Incentive Plan (to be used for awards beginning in 2020)	10-Q	05/04/2020	10.2

10.12*	Form of Restricted Stock Agreement under 2016 Equity Incentive Plan	S-1	06/09/2016	10.14

10.13*	Form of Restricted Stock Unit Award Agreement under 2016 Equity Incentive Plan	S-1	06/09/2016	10.15

10.14*	Form of Restricted Stock Unit Award Agreement under 2016 Equity Incentive Plan (to be used for awards beginning in 2019)	10-Q	05/06/2019	10.3

10.15*	Form of Restricted Stock Unit Award Agreement under 2016 Equity Incentive Plan (to be used for awards beginning in 2020)	10-Q	05/04/2020	10.3

10.16*	Form of Restricted Stock Unit Agreement under 2016 Equity Incentive Plan (Quarterly Awards)	S-1	06/09/2016	10.16

10.17*	Form of Performance Stock Unit Agreement under the 2016 Equity Incentive Plan to be used for awards beginning in 2018	8-K	02/27/2018	10.1

10.18*	Form of Performance Stock Unit Award Agreement under 2016 Equity Incentive Plan (to be used for awards beginning in 2019)	10-Q	05/06/2019	10.4

10.19*	Form of Performance Stock Unit Award Agreement under 2016 Equity Incentive Plan (to be used for awards beginning in 2020)	10-Q	05/04/2020	10.4

10.20*	Employee Stock Purchase Plan	S-1	06/09/2016	10.17

10.21*	First Declaration of Amendment to Employee Stock Purchase Plan	10-K	02/26/2018	10.18

10.22*	Management Incentive Plan	8-K	03/10/2017	10.1

10.23*	Non-Employee Director Compensation Policy				X

10.24*	Form of Director and Officer Indemnification Agreement	S-1	05/06/2016	10.19

10.25*	Tactile Systems Technology, Inc. Executive Employee Severance Plan	10-Q	11/05/2018	10.2

10.26*	Form of Confidentiality, Assignment of Intellectual Property and Restrictive Covenants Agreement	10-Q	11/05/2018	10.3

10.27*	Offer letter between Daniel L. Reuvers and Tactile Systems Technology, Inc. dated May 20, 2020	8-K	05/22/2020	10.1

10.28*	Transition and Consulting Agreement, dated as of January 10, 2020, by and between Gerald R. Mattys and Tactile Systems Technology, Inc.	8-K	01/13/2020	10.1

10.29*	Offer letter between Eric Pauls and Tactile Systems Technology, Inc. dated April 19, 2021				X

10.30*	Offer letter between Kristie Burns and Tactile Systems Technology, Inc. dated February 1, 2021				X

10.31	Credit Agreement, dated as of August 3, 2018, by and among Tactile Systems Technology, Inc., the lenders from time to time party thereto and Wells Fargo Bank, National Association	10-Q	08/06/2018	10.1

10.32	First Amendment to Credit Agreement, dated as of February 12, 2019, by and among Tactile Systems Technology, Inc., the lenders party thereto and Wells Fargo Bank, National Association	10-K	02/28/2019	10.33

10.33	Waiver and Second Amendment to Credit Agreement, dated as of March 25, 2019, by and among Tactile Systems Technology, Inc.,	10-Q	05/06/2019	10.2

	the lenders party thereto and Wells Fargo Bank, National Association

10.34	Third Amendment to Credit Agreement, dated as of August 2, 2019, by and among Tactile Systems Technology, Inc., the lenders party thereto and Wells Fargo Bank, National Association	10-Q	11/04/2019	10.1

10.35	Amended and Restated Credit Agreement, dated as of April 30, 2021, by and among Tactile Systems Technology, Inc., the lenders from time to time party thereto and Wells Fargo Bank, National Association, as Administrative Agent	10-Q	05/03/2021	10.1

10.36	First Amendment Agreement, dated as of September 8, 2021, among Tactile Systems Technology, Inc., the lenders signatory thereto and Wells Fargo Bank, National Association, as administrative agent	8-K	09/08/2021	10.1

10.37	Second Amendment Agreement, dated as of February 22, 2022, among Tactile Systems Technology, Inc., the lenders signatory thereto and Wells Fargo Bank, National Association, as administrative agent				X

21.1	Subsidiaries	S-1	01/25/2016	21.1

23.1	Consent of Grant Thornton LLP				X

24.1	Power of Attorney (included in signature page)				X

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) / 15d-14(a) of the Securities Exchange Act of 1934, as amended				X

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) / 15d-14(a) of the Securities Exchange Act of 1934, as amended				X

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X

101.1

The following financial statements from the Company’s Annual Report on Form 10-K for the year ended December 31, 2021, formatted in Inline XBRL: (i) Balance Sheets, (ii) Statements of Operations, (iii) Statements of

					X

Comprehensive (Loss) Income, (iv) Statements of Stockholders’ Equity, (v) Statements of Cash Flows, and (vi) Notes to the Financial Statements

104.1	Cover page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101.1)	X

*	Indicates management contract or compensatory plan or arrangement.

Item 16.  Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Tactile Systems Technology, Inc.

Date: February 23, 2022	By:	/s/ Daniel L. Reuvers
Daniel L. Reuvers
Chief Executive Officer
(Principal executive officer)

Each of the undersigned hereby appoints Daniel L. Reuvers and Brent A. Moen, and each of them (with full power to act alone), as attorneys and agents for the undersigned, with full power of substitution, for and in the name, place and stead of the undersigned, to sign and file with the Securities and Exchange Commission under the Securities Exchange Act of 1934, as amended, any and all amendments and exhibits to this annual report on Form 10-K and any and all applications, instruments and other documents to be filed with the Securities and Exchange Commission pertaining to this annual report on Form 10-K or any amendments thereto, with full power and authority to do and perform any and all acts and things whatsoever requisite and necessary or desirable. Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on February 23, 2022.

Name	Title

/s/ Daniel L. Reuvers	Chief Executive Officer (principal executive officer) and Director
Daniel L. Reuvers

/s/ Brent A. Moen	Chief Financial Officer (principal financial officer and principal
Brent A. Moen	accounting officer)

/s/ William W. Burke	Chairman of the Board of Directors
William W. Burke

/s/ Valerie L. Asbury	Director
Valerie L. Asbury

/s/ Sheri L. Dodd	Director
Sheri L. Dodd

/s/ Raymond O. Huggenberger	Director
Raymond O. Huggenberger

/s/ Deepti Jain	Director
Deepti Jain

/s/ Richard Nigon	Director
Richard Nigon

/s/ Kevin H. Roche	Director
Kevin H. Roche

/s/ D. Brent Shafer	Director
D. Brent Shafer

/s/ Peter H. Soderberg	Director
Peter H. Soderberg