Form 10-Q
period 2022-03-31
TACTILE SYSTEMS TECHNOLOGY INC
filed 2022-05-02
CIK 1027838

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2022

or

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

19,939,296 shares of common stock, par value $0.001 per share, were outstanding as of April 28, 2022.

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

You should read the matters described in "Risk Factors" and the other cautionary statements made in our Annual Report on Form 10-K for the year ended December 31, 2021, and in this Quarterly Report on Form 10-Q. We cannot assure you that the forward-looking statements in this report will prove to be accurate and therefore you are encouraged not to place undue reliance on forward-looking statements. Actual results or events could differ materially from the plans, intentions and expectations disclosed in the forward-looking statements we make. You are urged to carefully review and consider the various disclosures made by us in this report and in other filings with the Securities and Exchange Commission (the “SEC”) that advise of the risks and factors that may affect our business. Other than as required by law, we undertake no obligation to update or revise these forward-looking statements, even though our situation may change in the future. Our forward-looking statements do not reflect the potential impact of any future acquisitions, mergers, dispositions, joint ventures or investments that we may make.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

Tactile Systems Technology, Inc.
Condensed Consolidated Balance Sheets
(Unaudited)
	March 31,	December 31,
(In thousands, except share and per share data)	2022	2021
Assets
Current assets
Cash and cash equivalents	$21,150	$28,229
Accounts receivable	45,927	49,478
Net investment in leases	12,307	12,482
Inventories	19,479	19,217
Prepaid expenses and other current assets	4,374	4,141
Total current assets	103,237	113,547
Non-current assets
Property and equipment, net	6,330	6,750
Right of use operating lease assets	23,315	23,984
Intangible assets, net	53,169	54,081
Goodwill	31,063	31,063
Accounts receivable, non-current	13,577	12,847
Other non-current assets	2,321	1,998
Total non-current assets	129,775	130,723
Total assets	$233,012	$244,270
Liabilities and Stockholders' Equity
Current liabilities
Accounts payable	$6,200	$5,023
Note payable	2,964	2,960
Earn-out, current	9,150	3,250
Accrued payroll and related taxes	9,481	12,139
Accrued expenses	5,673	5,262
Income taxes payable	26	16
Operating lease liabilities	2,504	2,506
Other current liabilities	4,275	3,305
Total current liabilities	40,273	34,461
Non-current liabilities
Revolving line of credit, non-current	24,878	24,857
Note payable, non-current	23,199	26,933
Earn-out, non-current	3,500	2,950
Accrued warranty reserve, non-current	2,997	3,108
Income taxes payable, non-current	298	348
Operating lease liabilities, non-current	22,742	23,354
Deferred income taxes	147	32
Total non-current liabilities	77,761	81,582
Total liabilities	118,034	116,043

Commitments and Contingencies (see Note 10)

Stockholders’ equity:
Preferred stock, $0.001 par value, 50,000,000 shares authorized; none issued and outstanding as of March 31, 2022 and December 31, 2021	—	—
Common stock, $0.001 par value, 300,000,000 shares authorized; 19,939,843 shares issued and outstanding as of March 31, 2022; 19,877,786 shares issued and outstanding as of December 31, 2021	20	20
Additional paid-in capital	122,281	119,962
(Accumulated deficit) retained earnings	(7,323)	8,245
Total stockholders’ equity	114,978	128,227
Total liabilities and stockholders’ equity	$233,012	$244,270

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Tactile Systems Technology, Inc.
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended
	March 31,
(In thousands, except share and per share data)	2022	2021
Revenue
Sales revenue	$41,170	$36,125
Rental revenue	6,808	6,647
Total revenue	47,978	42,772
Cost of revenue
Cost of sales revenue	12,080	10,691
Cost of rental revenue	2,036	1,851
Total cost of revenue	14,116	12,542
Gross profit
Gross profit - sales revenue	29,090	25,434
Gross profit - rental revenue	4,772	4,796
Gross profit	33,862	30,230
Operating expenses
Sales and marketing	23,930	18,785
Research and development	1,520	1,270
Reimbursement, general and administrative	16,217	14,209
Intangible asset amortization and earn-out	7,096	50
Total operating expenses	48,763	34,314
Loss from operations	(14,901)	(4,084)
Other expense	(456)	(10)
Loss before income taxes	(15,357)	(4,094)
Income tax expense (benefit)	211	(1,828)
Net loss	$(15,568)	$(2,266)
Net loss per common share
Basic	$(0.78)	$(0.12)
Diluted	$(0.78)	$(0.12)
Weighted-average common shares used to compute net loss per common share
Basic	19,898,502	19,545,558
Diluted	19,898,502	19,545,558

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Tactile Systems Technology, Inc.
Condensed Consolidated Statements of Stockholders’ Equity
(Unaudited)

				(Accumulated
			Additional	Deficit)
	Common Stock		Paid-In	Retained
(In thousands, except share data)	Shares	Par Value	Capital	Earnings	Total
Balances, December 31, 2021	19,877,786	$20	$119,962	$8,245	$128,227
Stock-based compensation	—	—	2,228	—	2,228
Exercise of common stock options and vesting of performance and restricted stock units	62,057	—	91	—	91
Comprehensive loss for the period	—	—	—	(15,568)	(15,568)
Balances, March 31, 2022	19,939,843	$20	$122,281	$(7,323)	$114,978

Balances, December 31, 2020	19,492,718	$19	$104,675	$20,056	$124,750
Stock-based compensation	—	—	2,457	—	2,457
Exercise of common stock options and vesting of performance and restricted stock units	167,375	1	1,295	—	1,296
Taxes paid for net share settlement of performance and restricted stock units	(20,980)	—	(1,115)	—	(1,115)
Comprehensive loss for the period	—	—	—	(2,266)	(2,266)
Balances, March 31, 2021	19,639,113	$20	$107,312	$17,790	$125,122

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Tactile Systems Technology, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended March 31,
(In thousands)	2022	2021
Cash flows from operating activities
Net loss	$(15,568)	$(2,266)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,507	652
Deferred income taxes	115	(1,828)
Stock-based compensation expense	2,228	2,457
Change in fair value of earn-out liability	6,450	—
Changes in assets and liabilities, net of acquisition:
Accounts receivable	3,551	3,806
Net investment in leases	175	(546)
Inventories	(262)	(3,479)
Income taxes	(40)	—
Prepaid expenses and other assets	(556)	447
Right of use operating lease assets	55	49
Medicare accounts receivable, non-current	(730)	(1,294)
Accounts payable	1,177	5,022
Accrued payroll and related taxes	(2,658)	(3,041)
Accrued expenses and other liabilities	1,350	(779)
Net cash used in operating activities	(3,206)	(800)
Cash flows from investing activities
Purchases of property and equipment	(131)	(249)
Intangible assets expenditures	(44)	(62)
Net cash used in investing activities	(175)	(311)
Cash flows from financing activities
Payment on note payable	(3,750)	—
Payment of deferred debt issuance costs	(39)	—
Taxes paid for net share settlement of performance and restricted stock units	—	(1,115)
Proceeds from exercise of common stock options	91	1,296
Net cash (used in) provided by financing activities	(3,698)	181
Net decrease in cash and cash equivalents	(7,079)	(930)
Cash and cash equivalents – beginning of period	28,229	47,855
Cash and cash equivalents – end of period	$21,150	$46,925

Supplemental cash flow disclosure
Cash paid for interest	$413	$—
Cash paid for taxes	$12	$13
Capital expenditures incurred but not yet paid	$8	$133

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Tactile Systems Technology, Inc.

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

Note 1. Nature of Business and Operations

Tactile Systems Technology, Inc. (“we,” “us,” and “our”)  manufactures and distributes medical devices that help control symptoms of lymphedema, a chronic and progressive medical condition. We provide our Flexitouch® and Entre™ systems through our direct sales force for use in the home and sell or rent them through vascular, wound and lymphedema clinics throughout the United States.

On September 8, 2021, we acquired the assets of the AffloVest airway clearance business (“AffloVest Acquisition”) from International Biophysics Corporation (“IBC”), a privately-held company which developed and manufactures AffloVest. AffloVest is a portable, wearable vest that treats patients with chronic respiratory conditions. We sell this device through home medical equipment and durable medical equipment providers throughout the United States.

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

The results for the three months ended March 31, 2022, are not necessarily indicative of results to be expected for the year ending December 31, 2022, or for any other interim period or for any future year. The condensed consolidated interim financial statements should be read in conjunction with the audited financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2021.

Principles of Consolidation

The accompanying unaudited condensed consolidated financial statements include the accounts of Tactile Systems Technology, Inc. and its wholly owned subsidiary, Swelling Solutions, Inc. All intercompany balances and transactions have been eliminated in consolidation.

Risks and Uncertainties

Coronavirus (COVID-19)

The United States economy in general and our business specifically have been negatively affected by the COVID-19 pandemic. In the first quarter of 2022, the continued prolonged recovery from COVID-19 and increased Omicron variant cases resulted in restricted access to clinics and hospitals and disrupted the recovery in patient visits versus the pre-COVID environment. The adverse impacts in the first quarter of 2022 were similar to those we experienced during the first quarter of 2021. At this time, there are no reliable estimates of how long the pandemic will last, whether any recovery will be sustained or will reverse course, the severity of any resurgence of COVID-19 or variant strains of the virus, the effectiveness of vaccines and attitudes towards receiving them, or what ultimate effects the pandemic will have. For that reason, we are unable to reasonably estimate the long-term impact of the pandemic on our business at this time.

Since the onset of COVID-19, we have remained proactive to ensure we continue to adapt to the needs of our employees, clinicians and patients. We cannot assure you these changes to our processes and practices will be successful in mitigating the impact of COVID-19 on our business. We continue to evaluate and, if appropriate, will adopt other measures in the future related to the ongoing safety of our employees, clinicians and patients.

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

Note 3. Summary of Significant Accounting Policies

Significant Accounting Policies

There were no material changes in our significant accounting policies during the three months ended March 31, 2022, except as set forth below. See Note 3 – “Summary of Significant Accounting Policies” to the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2021, for information regarding our significant accounting policies.

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

Note 4. Acquisitions

On September 8, 2021, we entered into an Asset Purchase Agreement (“AffloVest APA”) to acquire the AffloVest airway clearance business from IBC. Under the terms of the AffloVest APA, we agreed to pay IBC a total of up to $100.0 million for the purchase of substantially all of the assets related to its branded high frequency chest wall oscillation vest therapy business, other than specifically identified excluded assets. We acquired AffloVest to further expand our position as a leader in treating patients with underserved chronic conditions in the home. The acquired assets included inventory, tooling, intellectual property, permits and approvals, data and records, and customer and supplier information. At closing, $80.0 million of the purchase price was paid, of which a total of $0.5 million was deposited into an escrow account at closing for purposes of satisfying certain post-closing purchase price adjustments and indemnification claims. Subsequent to closing, $0.2 million was returned to us as a result of working capital adjustments. The AffloVest acquisition was funded through a combination of cash on hand and proceeds from borrowings.

Two earn-out payments of up to $10.0 million each are potentially due to IBC under the AffloVest APA depending on the achievement of specified revenue targets, as follows:

●	Initial Earn-Out: Equal to 1.5 times the amount by which the AffloVest U.S. revenues in the period from October 1, 2021 to September 30, 2022 (the “Initial Earn-Out Period”) exceed a specified amount; provided that in no event will the payment exceed $10.0 million; and
●	Second Earn-Out: Equal to 1.5 times the amount by which the AffloVest U.S. revenues in the period from October 1, 2022 to September 30, 2023 exceed the revenues recognized during the Initial Earn-Out Period; provided that in no event will the payment exceed $10.0 million.

The fair value of the earn-out as of the acquisition date was $6.4 million. The fair value of the earn-out, reflecting management’s estimate of the likelihood of achieving these targets, was determined by employing a Monte Carlo Simulation model. This amount and the current versus non-current allocation will be remeasured at the end of each reporting period until the payment requirement ends, with any adjustments reported in income from operations (see Note 15 – “Fair Value Measurements”).

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

Note 5. Inventories

Inventories consisted of the following:

(In thousands)	At March 31, 2022	At December 31, 2021
Finished goods	$9,433	$8,242
Component parts and work-in-process	10,046	10,975
Total inventories	$19,479	$19,217

Note 6. Goodwill and Intangible Assets

Goodwill

In the third quarter of fiscal 2021, we completed the AffloVest Acquisition. The purchase price of the AffloVest product line exceeded the net acquisition-date estimated fair value amounts of the identifiable assets acquired and the liabilities assumed by $31.1 million, which was assigned to goodwill.

Intangible Assets

Our patents and other intangible assets are summarized as follows:

	Weighted-	At March 31, 2022
	Average	Gross
	Amortization	Carrying	Accumulated	Net
(In thousands)	Period	Amount	Amortization	Amount
Definite-lived intangible assets:
Patents	12 years	$689	$124	$565
Defensive intangible assets	3 years	1,125	635	490
Customer accounts	1 year	125	95	30
Customer relationships	12 years	31,000	1,338	29,662
Developed technology	10 years	13,000	663	12,337
Subtotal		45,939	2,855	43,084
Unamortized intangible assets:
Tradenames		9,500	—	9,500
Patents pending		585	—	585
Total intangible assets		$56,024	$2,855	$53,169

	Weighted-	At December 31, 2021
	Average	Gross
	Amortization	Carrying	Accumulated	Net
(In thousands)	Period	Amount	Amortization	Amount
Definite-lived intangible assets:
Patents	12 years	$666	$109	$557
Defensive intangible assets	3 years	1,125	592	533
Customer accounts	1 year	125	89	36
Customer relationships	13 years	31,000	742	30,258
Developed technology	11 years	13,000	368	12,632
Subtotal		45,916	1,900	44,016
Unamortized intangible assets:
Tradenames		9,500	—	9,500
Patents pending		565	—	565
Total intangible assets		$55,981	$1,900	$54,081

Amortization expense was $1.0 million and $0.1 million for the three months ended March 31, 2022 and 2021, respectively. Future amortization expenses are expected as follows:

(In thousands)
2022 (April 1 - December 31)	$2,867
2023	3,793
2024	3,771
2025	3,682
2026	3,617
Thereafter	25,354
Total	$43,084

Note 7. Accrued Expenses

Accrued expenses consisted of the following:

(In thousands)	At March 31, 2022	At December 31, 2021
Warranty	$1,998	$1,851
Legal and consulting	1,248	1,371
Travel	752	661
In-transit inventory	611	416
Clinical studies	122	113
Sales and use tax	71	106
Other	871	744
Total	$5,673	$5,262

Note 8. Warranty Reserves

The activity in the warranty reserve during and as of the end of the reporting periods presented was as follows:

	Three Months Ended
	March 31,
(In thousands)	2022	2021
Beginning balance	$4,959	$4,841
Warranty provision	643	612
Processed warranty claims	(607)	(584)
Ending balance	$4,995	$4,869

Accrued warranty reserve, current	$1,998	$1,610
Accrued warranty reserve, non-current	2,997	3,259
Total accrued warranty reserve	$4,995	$4,869

Note 9. Credit Agreement

On April 30, 2021, we entered into an Amended and Restated Credit Agreement (the “Restated Credit Agreement”) with the lenders from time to time party thereto, and Wells Fargo Bank, National Association, as Administrative Agent. The Restated Credit Agreement amended and restated in its entirety our prior credit agreement.

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

On February 22, 2022, we entered into a Second Amendment Agreement (the “Second Amendment”), which further amended the Credit Agreement, including with respect to the financial covenants.

The principal of the term loan is required to be repaid in quarterly installments of $750,000 commencing January 7, 2022, through July 8, 2024, with the remaining outstanding balance due on September 8, 2024. Pursuant to the Second Amendment, we made a mandatory principal prepayment of the term loan of $3.0 million on February 22, 2022.

As of March 31, 2022, the outstanding balance of the term loan was $26.3 million and the outstanding balance under the revolving credit facility was $25.0 million. As of March 31, 2022, there was no availability under our Credit Agreement.

The term loan and amounts drawn under the revolving credit facility bear interest, at our option, at a rate equal to (a) the highest of (i) the prime rate, (ii) the federal funds rate plus 0.50% and (iii) LIBOR for an interest period of one month plus 1% (the “Base Rate”) plus an applicable margin or (b) LIBOR for an interest period of one, three or six months, at our option, plus the applicable margin. The applicable margin is 0.75% to 2.25% on loans bearing interest at the Base Rate and 1.75% to 3.25% on loans bearing interest at LIBOR, in each case depending on our consolidated total leverage ratio; except that, pursuant to the Second Amendment, during the period commencing on February 22, 2022 and ending on the last day of the fiscal quarter ending June 30, 2023, the applicable margin for LIBOR rate loans is 3.50%. At March 31, 2022, all outstanding borrowings were subject to interest at a rate calculated at LIBOR plus an applicable margin, for an interest rate of 3.70%. Undrawn portions of the revolving credit facility are subject to an unused line fee at a rate per annum from 0.300% to 0.375%, depending on our consolidated total leverage ratio.

Maturities of the term loan for the next three years as of March 31, 2022, are as follows:

(In thousands)	Amount
2022 (April 1 - December 31)	$2,250
2023	3,000
2024	21,000
Total	$26,250

Our obligations under the Credit Agreement are secured by a security interest in substantially all of our and our subsidiaries’ assets and are also guaranteed by our subsidiaries. The Credit Agreement contains a number of restrictions and covenants, including that we maintain compliance with a maximum leverage ratio, a minimum fixed charge coverage ratio, a minimum consolidated EBITDA covenant, and a minimum liquidity covenant. As of March 31, 2022, we were in compliance with all financial covenants under the Credit Agreement.

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

We classify our leases as buildings, vehicles or computer and office equipment and do not separate lease and nonlease components of contracts for any of the aforementioned classifications. In accordance with applicable guidance, we do not record leases with terms that are less than one year on the Condensed Consolidated Balance Sheets.

None of our lease agreements contain material restrictive covenants or residual value guarantees.

Buildings

We lease certain office and warehouse space at various locations in the United States where we provide services. These leases are typically greater than one year with fixed, escalating rents over the noncancelable terms and, therefore, ROU operating lease assets and operating lease liabilities are recorded on the Condensed Consolidated Balance Sheets, with rent expense to be recognized on a straight-line basis over the term of the lease. The remaining lease terms vary from approximately one to eight years as of March 31, 2022.

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

Vehicles

We lease vehicles for certain members of our field sales organization under a vehicle fleet program whereby the initial, noncancelable lease is for a term of 367 days, thus more than one year. Subsequent to the initial term, the lease becomes a month-to-month, cancelable lease. As of March 31, 2022, we had approximately 32 vehicles with agreements within the initial, noncancelable lease term that are recorded as ROU operating lease assets and operating lease liabilities. In addition to monthly rental fees specific to the vehicle, there are fixed monthly nonlease components that have been included in the ROU operating lease assets and operating lease liabilities. The nonlease components are not significant.

Computer and Office Equipment

We also have operating lease agreements for certain computer and office equipment. The remaining lease terms as of March 31, 2022, ranged from less than one year to approximately four years with fixed monthly payments that are included in the ROU operating lease assets and operating lease liabilities. The leases provide an option to purchase the related equipment at fair market value at the end of the lease. The leases will automatically renew as a month-to-month rental at the end of the lease if the equipment is not purchased or returned.

Lease Position, Undiscounted Cash Flow and Supplemental Information

The table below presents information related to our ROU operating lease assets and operating lease liabilities that we have recorded:

(In thousands)	At March 31, 2022	At December 31, 2021
Right of use operating lease assets	$23,315	$23,984

Operating lease liabilities:
Current	$2,504	$2,506
Non-current	22,742	23,354
Total	$25,246	$25,860

Operating leases:
Weighted average remaining lease term	8.4 years	8.6 years
Weighted average discount rate	4.2%	4.2%

	Three Months Ended March 31,
	2022	2021
Supplemental cash flow information for our operating leases:
Cash paid for operating lease liabilities	$918	$789
Non-cash right of use assets obtained in exchange for new operating lease obligations	$41	$124

The table below reconciles the undiscounted cash flows for the periods presented to the operating lease liabilities recorded on the Condensed Consolidated Balance Sheet as of March 31, 2022:

(In thousands)
2022 (April 1 - December 31)	$2,658
2023	3,425
2024	3,415
2025	3,516
2026	3,615
Thereafter	13,249
Total minimum lease payments	29,878
Less: Amount of lease payments representing interest	(4,632)
Present value of future minimum lease payments	25,246
Less: Current obligations under operating lease liabilities	(2,504)
Non-current obligations under operating lease liabilities	$22,742

Operating lease costs were $1.0 million and $0.8 million for the three months ended March 31, 2022 and 2021, respectively.

Major Vendors

We had purchases from two vendors that accounted for 29% of our total purchases for the three months ended March 31, 2022, and from two vendors that accounted for 33% of our total purchases for the three months ended March 31, 2021.

Purchase Commitments

We issued purchase orders prior to March 31, 2022, totaling $38.8 million for goods that we expect to receive within the next year.

Retirement Plan

We maintain a 401(k) retirement plan for our employees in which eligible employees can contribute a percentage of their pre-tax compensation. We recorded an expense related to our discretionary contributions to the 401(k) plan of $0.4 million and $0.3 million for the three months ended March 31, 2022 and 2021, respectively.

Legal Proceedings

From time to time, we are subject to various claims and legal proceedings arising in the ordinary course of business. Regardless of outcome, litigation can have an adverse impact on us because of defense and settlement costs, diversion of management resources, and other factors.

We and certain of our present or former officers have been sued in a purported securities class action lawsuit that was filed in the United States District Court for the District of Minnesota on September 29, 2020, and that is pending under the caption Brian Mart v. Tactile Systems Technology, Inc., et al., File No. 0:20-cv-02074-NEB-BRT. On April 19, 2021, the plaintiff filed an Amended Complaint against us and eight of our present and former officers and directors. Plaintiff seeks to represent a class consisting of investors who purchased our common stock in the market during the time period from May 7, 2018 through June 8, 2020 (“alleged class period”). The Amended Complaint alleges the following claims under the Securities Exchange Act of 1934, as amended (the “Exchange Act”): (1) that we and certain officer defendants made materially false or misleading public statements about our business, operational and compliance policies, and results during the alleged class period in violation of Section 10(b) of the Exchange Act; (2) that we and the individual defendants engaged in a scheme to defraud investors in order to allow the individual defendants to sell our stock in violation of Section 10(b) of the Exchange Act; (3) that the individual defendants engaged in improper insider trading of our stock in violation of Section 20A of the Exchange Act; and (4) that we and the individual defendants are liable under Section 20(a) of the Exchange Act because each defendant is a controlling person. On June 18, 2021, we and the individual defendants filed a motion to dismiss the Amended Complaint. On March 31, 2022, the court granted in part, and denied in part, the defendants’ motion to dismiss. All claims against three individual defendants were dismissed, and most claims against four other individual defendants were dismissed. The Company remains a defendant on alleged Sections 10(b) and 20(a) claims. We are defending the action as it proceeds.

Note 11. Stockholders' Equity

Stock-Based Compensation

Our 2016 Equity Incentive Plan (the “2016 Plan”) authorizes us to grant stock options, stock appreciation rights, restricted stock, stock units and other stock-based awards to employees, non-employee directors and certain consultants and advisors. There were up to 4,800,000 shares of our common stock initially reserved for issuance pursuant to the 2016 Plan. The 2016 Plan provides that the number of shares reserved and available for issuance under the 2016 Plan will automatically increase annually on January 1 of each calendar year, commencing in 2017 and ending on and including January 1, 2026, by an amount equal to the lesser of: (a) 5% of the number of common shares of stock outstanding as of December 31 of the immediately preceding calendar year, or (b) 2,500,000 shares; provided, however, that our Board of Directors may determine that any annual increase be a lesser number. In addition, all awards granted under our 2007 Omnibus Stock Plan and our 2003 Stock Option Plan that were outstanding when the 2016 Plan became effective and that are forfeited, expired, cancelled, settled for cash or otherwise not issued, will become available for issuance under the 2016 Plan. Pursuant to the automatic increase feature of the 2016 Plan, 972,591 shares were added as available for issuance thereunder on January 1, 2021. Our Board of Directors exercised its prerogative to forego the automatic increase on January 1, 2022. As of March 31, 2022, 5,919,092 shares were available for future grant pursuant to the 2016 Plan.

Upon adoption and approval of the 2016 Plan, all of our previous equity incentive compensation plans were terminated. However, existing awards under those plans continue to vest in accordance with the original vesting schedules and will expire at the end of their original terms.

We recorded stock-based compensation expense of $2.2 million and $2.5 million for the three months ended March 31, 2022 and 2021, respectively. This expense was allocated as follows:

	Three Months Ended
	March 31,
(In thousands)	2022	2021
Cost of revenue	$102	$111
Sales and marketing expenses	1,027	978
Research and development expenses	83	97
Reimbursement, general and administrative expenses	1,016	1,271
Total stock-based compensation expense	$2,228	$2,457

Stock Options

Stock options issued to participants other than non-employees typically vest over three or four years and typically have a contractual term of seven or ten years. Stock-based compensation expense included in the Condensed Consolidated Statements of Operations for stock options was $0.7 million and $1.2 million for the three months ended March 31, 2022 and 2021, respectively. At March 31, 2022, there was approximately $4.0 million of total unrecognized pre-tax stock option expense under our equity compensation plans, which is expected to be recognized on a straight-line basis over a weighted-average period of 1.6 years.

Our stock option activity for the three months ended March 31, 2022, was as follows:

		Weighted-	Weighted-
		Average	Average	Aggregate
	Options	Exercise Price	Remaining	Intrinsic
(In thousands except options and per share data)	Outstanding	Per Share (1)	Contractual Life	Value (2)
Balance at December 31, 2021	915,224	$39.33	5.0 years	$2,068
Granted	—	$—
Exercised	(18,034)	$5.06		$235
Forfeited	(22,280)	$48.78
Cancelled/Expired	(22,504)	$43.13
Balance at March 31, 2022	852,406	$39.71	4.8 years	$1,956

Options exercisable at March 31, 2022	576,134	$36.57	4.4 years	$1,956

(1)	The exercise price of each option granted during the period shown was equal to the market price of the underlying stock on the date of grant.
(2)	The aggregate intrinsic value of options exercised represents the difference between the exercise price of the option and the closing stock price of our common stock on the date of exercise. The aggregate intrinsic value of options outstanding represents the difference between the exercise price of the option and the closing stock price of our common stock on the last trading day of the period.

Options exercisable of 546,067 as of March 31, 2021, had a weighted-average exercise price of $30.27 per share.

Time-Based Restricted Stock Units

We have granted time-based restricted stock units to certain participants under the 2016 Plan that are stock-settled with common shares. Time-based restricted stock units granted under the 2016 Plan vest over one to three years. Stock-based compensation expense included in the Condensed Consolidated Statements of Operations for time-based restricted stock units was $1.4 million and $1.3 million for the three months ended March 31, 2022 and 2021, respectively. At March 31, 2022, there was approximately $11.2 million of total unrecognized pre-tax compensation expense related to outstanding time-based restricted stock units that is expected to be recognized over a weighted-average period of 2.3 years.

Our time-based restricted stock unit activity for the three months ended March 31, 2022, was as follows:

		Weighted-
		Average Grant	Aggregate
	Units	Date Fair Value	Intrinsic
(In thousands except unit and per unit data)	Outstanding	Per Unit	Value (1)
Balance at December 31, 2021	259,147	$42.32	$4,932
Granted	286,396	$18.54
Vested	(42,170)	$54.40
Cancelled	(13,199)	$35.74
Balance at March 31, 2022	490,174	$27.57	$9,882

Deferred and unissued at March 31, 2022(2)	6,469	$38.94	$130

(1)	The aggregate intrinsic value of restricted stock units outstanding was based on our closing stock price on the last trading day of the period.
(2)	For the three months ended March 31, 2022, there were no restricted stock units granted to non-employee directors in lieu of their quarterly cash retainer payments. As of March 31, 2022, there were 6,469 outstanding restricted stock units that had been previously granted to non-employee directors in lieu of their quarterly cash retainer payments.

Performance-Based Restricted Stock Units

We have granted performance-based restricted stock units (“PSUs”) to certain participants under the 2016 Plan. These PSUs have both performance-based and time-based vesting features. The PSUs granted in 2020 would have been earned to the extent performance goals based on revenue and adjusted EBITDA were achieved in 2021, but none were so earned. The PSUs granted in 2021 will be earned if and to the extent performance goals based on revenue and adjusted EBITDA are achieved in 2022. The PSUs granted in 2022 will be earned if and to the extent performance goals based on revenue change and adjusted EBITDA margin are achieved in 2023. The number of PSUs earned will depend on the level at which the performance targets are achieved and can range from 50% of target if the minimum performance threshold is achieved and up to 150% of target if maximum performance is achieved. One-third of the earned PSUs will vest on the date the Compensation and Organization Committee certifies the number of PSUs earned, and the remaining two-thirds of the earned PSUs will vest on the first anniversary of that certification date. All earned and vested PSUs will be settled in shares of common stock.

Stock-based compensation expense recognized for PSUs was a benefit of $0.1 million and $0.3 million for the three months ended March 31, 2022 and 2021, respectively. The stock-based compensation benefit for the three months ended March 31, 2022 reflected a $0.2 million benefit due to a change in the estimated payout associated with PSUs granted in 2021 being below the performance target threshold level, as defined, partially offset by an expense of $0.1 million related to the PSUs granted in 2022. The stock-based compensation benefit for the three months ended March 31, 2021 reflected a $0.5 million benefit due to a change in the estimated payout associated with PSUs granted in 2020 being below the minimum performance target threshold level, as defined, partially offset by an expense of $0.2 million related to the PSUs granted in 2018 and 2021. At March 31, 2022, there was approximately $2.8 million of total unrecognized pre-tax compensation expense related to outstanding PSUs that is expected to be recognized over a weighted average period of 2.7 years.

Our performance-based restricted stock unit activity for the three months ended March 31, 2022, was as follows:

	Performance-	Weighted-
	Based	Average Grant	Aggregate
	Units	Date Fair Value	Intrinsic
(In thousands except unit and per unit data)	Outstanding	Per Unit	Value (1)
Balance at December 31, 2021	54,317	$50.22	$1,034
Granted	131,710	$18.54
Vested	(1,853)	$19.03
Cancelled	(20,147)	$32.26
Balance at March 31, 2022	164,027	$25.11	$3,307

(1)	The aggregate intrinsic value of performance-based restricted stock units outstanding was based on our closing stock price on the last trading day of the period.

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

A total of 1,600,000 shares of common stock was initially reserved for issuance under the ESPP. This share reserve will automatically be supplemented each January 1, commencing in 2017 and ending on and including January 1, 2026, by an amount equal to the least of (a) 1% of the shares of our common stock outstanding on the immediately preceding December 31, (b) 500,000 shares or (c) such lesser amount as our Board of Directors may determine. Pursuant to the automatic increase feature of the ESPP, 194,518 shares were added as available for issuance thereunder on January 1, 2021. Our Board of Directors exercised its prerogative to forego the automatic increase on January 1, 2022. As of March 31, 2022, 1,708,760 shares were available for future issuance under the ESPP. We recognized stock-based compensation expense associated with the ESPP of $0.2 million and $0.3 million for the three months ended March 31, 2022 and 2021, respectively.

Note 12. Revenue

We derive our revenue from the sale and rental of our products to our customers in the United States. The following table presents our revenue, inclusive of sales and rental revenue, disaggregated by product line:

	Three Months Ended
	March 31,
(In thousands)	2022	2021
Revenue
Lymphedema products	$40,654	$42,772
Airway clearance products	7,324	—
Total	$47,978	$42,772

Percentage of total revenue
Lymphedema products	85%	100%
Airway clearance products	15%	— %
Total	100%	100%

Our revenue by channel, inclusive of sales and rental revenue, for the three months ended March 31, 2022 and 2021, are summarized in the following table:

	Three Months Ended
	March 31,
(In thousands)	2022	2021
Private insurers and other payers	$26,566	$28,283
Veterans Administration	5,635	5,846
Medicare	8,453	8,643
Durable medical equipment distributors	7,324	—
Total	$47,978	$42,772

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

The revenue and associated cost of revenue of sales-type leases are recognized on the lease commencement date and a net investment in leases is recorded on the Condensed Consolidated Balance Sheet. We bill the patients’ insurance payers monthly over the duration of the rental term. We record the net investment in leases and recognize revenue upon commencement of the lease in the amount of the expected consideration to be received through the monthly payments. Similar to our sales revenue, the transaction price is impacted by multiple factors, including the terms and conditions contracted by third-party payers. As the rental contract resides with the patients, we have elected the portfolio approach, at the payer level, to determine the expected consideration, which considers the impact of early terminations. While the contract is with the patient, in certain circumstances, the third-party payer elects an initial rental period with an option to extend. We assess the likelihood of extending the lease at the onset of the lease to determine if the option is reasonably certain to be exercised. As the lease is short-term in nature, we anticipate collection of substantially all of the net investment within the first year of the lease agreement. Completion of these payments represents the fair market value of the equipment, and as such, interest income is not applicable.

Rental revenue for the three months ended March 31, 2022 and 2021, was primarily from private insurers. Sales-type lease revenue and the associated cost of revenue for the three months ended March 31, 2022 and 2021, was:

	Three Months Ended March 31,
(In thousands)	2022	2021
Sales-type lease revenue	$6,808	$6,647
Cost of sales-type lease revenue	2,036	1,851
Gross profit	$4,772	$4,796

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

The effective tax rate for the three months ended March 31, 2022, was an expense of 1.4%, compared to a benefit of 44.6% for the three months ended March 31, 2021. The primary driver of the change in our effective tax rate is primarily attributable to a full valuation allowance being recorded for net deferred tax assets for the current year period, whereas no valuation allowance was recorded for the same period in 2021. We recorded an income tax expense of $0.2 million and a benefit of $1.8 million for the three months ended March 31, 2022 and 2021, respectively.

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

We are currently under examination by the New York Department of Taxation and Finance for tax years 2017, 2018, and 2019. The examination may lead to proposed adjustments to our taxes or our net operating losses with respect to years under examination as well as subsequent periods. In the event of any future tax assessments, we have elected to record the income taxes and any related interest and penalties as income tax expense on our Condensed Consolidated Statements of Operations. The Company is not under examination in any other jurisdictions.

Note 14. Net Loss Per Share

The following table sets forth the computation of our basic and diluted net loss per share:

	Three Months Ended
	March 31,
(In thousands, except share and per share data)	2022	2021
Net loss	$(15,568)	$(2,266)
Weighted-average shares outstanding	19,898,502	19,545,558
Dilutive effect of stock-based awards	—	—
Weighted-average shares used to compute diluted net loss per share	19,898,502	19,545,558
Net loss per share - Basic	$(0.78)	$(0.12)
Net loss per share - Diluted	$(0.78)	$(0.12)

The following common stock equivalents were excluded from the computation of diluted net loss per share for the periods presented because including them would have been anti-dilutive:

	Three Months Ended
	March 31,
	2022	2021
Restricted stock units	496,643	201,767
Common stock options	852,406	1,101,500
Performance stock units	164,027	62,041
Employee stock purchase plan	84,808	41,278
Total	1,597,884	1,406,586

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

We have obligations to pay up to $20.0 million in earn-out payments in cash if certain future U.S. revenues of the AffloVest are met. The earn-out liability was valued by employing a Monte Carlo Simulation model in a risk-neutral framework, which is a Level 3 input. The underlying simulated variable includes recognized revenue. The recognized revenue volatility estimate was based on a study of historical asset volatility for a set of comparable public companies. The model includes other assumptions including the market price of risk, which was calculated as the weighted average cost of capital less the long-term risk-free rate. The earn-out liability will be adjusted to fair value at each reporting date until settled. Changes in fair value will be included in intangible asset amortization and earn-out expenses in our Condensed Consolidated Statements of Operations.

Changes in the earn-out liability measured at fair value using Level 3 inputs were as follows:

(In thousands)
Earn-out liability at December 31, 2021	$6,200
Addition for acquisition	—
Fair value adjustments	6,450
Earn-out liability at March 31, 2022	$12,650

As of March 31, 2022, the fair value of the earn-out liability totaled $12.7 million, of which $3.5 million was non-current.

The following provides information regarding fair value measurements for our earn-out liability as of March 31, 2022, and December 31, 2021, according to the three-level fair value hierarchy:

At March 31, 2022
Quoted Prices
	in Active	Significant
	Markets for	Other	Significant
	Identical	Observable	Unobservable
	Assets	Inputs	Inputs
(In thousands)	(Level 1)	(Level 2)	(Level 3)	Total
Recurring Fair Value Measurements:
Earn-out liability	$—	—	$12,650	$12,650
Total	$—	$—	$12,650	$12,650

At December 31, 2021
Quoted Prices
	in Active	Significant
	Markets for	Other	Significant
	Identical	Observable	Unobservable
	Assets	Inputs	Inputs
(In thousands)	(Level 1)	(Level 2)	(Level 3)	Total
Recurring Fair Value Measurements:
Earn-out liability	$—	$—	$6,200	$6,200
Total	$—	$—	$6,200	$6,200

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

Coronavirus (COVID-19)

The United States economy in general and our business specifically have been negatively affected by the COVID-19 pandemic. In the first quarter of 2022, the continued prolonged recovery from COVID-19 and increased Omicron variant cases resulted in restricted access to clinics and hospitals and disrupted the recovery in patient visits versus the pre-COVID environment. The adverse impacts in the first quarter of 2022 were similar to those we experienced during the first quarter of 2021. At this time, there are no reliable estimates of how long the pandemic will last, whether any recovery will be sustained or will reverse course, the severity of any resurgence of COVID-19 or variant strains of the virus, the effectiveness of vaccines and attitudes towards receiving them, or what ultimate effects the pandemic will have. For that reason, we are unable to reasonably estimate the long-term impact of the pandemic on our business at this time.

Since the onset of COVID-19, we have remained proactive to ensure we continue to adapt to the needs of our employees, clinicians and patients. However, we cannot assure you these changes to our processes and practices will be successful in mitigating the impact of COVID-19 on our business. We continue to evaluate and, if appropriate, will adopt other measures in the future related to the ongoing safety of our employees, clinicians and patients.

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

Our current lymphedema products are the Flexitouch and Entre systems and our airway clearance product the AffloVest. A predecessor to our Flexitouch system received 510(k) clearance from the U.S. Food and Drug Administration (the “FDA”) in July 2002, and we introduced the system to address the many limitations of self-administered home-based manual lymphatic drainage therapy. We began selling our more advanced Flexitouch system after receiving 510(k) clearance from the FDA in October 2006. In September 2016, we received 510(k) clearance from the FDA for the Flexitouch system in treating lymphedema of the head and neck. In June 2017, we announced that we received 510(k) clearance from the FDA for the Flexitouch Plus, the third-generation version of our Flexitouch system. In December 2020, we received 510(k) clearance for two new indications for our Flexitouch Plus system: phlebolymphedema and lipedema. We introduced our Entre system in the United States in February 2013. The Entre system is sold or rented to patients who need a simple pump or who do not yet qualify for insurance reimbursement for an advanced compression device such as our Flexitouch system. We derive the vast majority of our revenue from our lymphedema product line. Sales and rentals of our lymphedema products represented 85% and 100% of our revenue in the three months ended March 31, 2022 and 2021, respectively.

On September 8, 2021, we acquired the assets of the AffloVest airway clearance product line from IBC, a privately-held company which developed and manufactures AffloVest. AffloVest is a portable, wearable vest that provides airway clearance to treat patients with chronic respiratory conditions such as bronchiectasis or conditions resulting from neuromuscular disorders. For the three months ended March 31, 2022, sales of AffloVest represented 15% our revenue.

To support the growth of our business, we invest heavily in our commercial infrastructure, consisting of our direct sales force, training resources, reimbursement capabilities and clinical expertise. We market our lymphedema products in the United States using a direct-to-patient and -provider model. The AffloVest device is sold through respiratory durable medical equipment providers throughout the United States that service patients and bill third-party payers for the product. We also employ a small group of respiratory specialists, who educate DME provider representatives, provide product demonstrations for targeted clinicians and support technical questions related to the AffloVest. As of March 31, 2022, we employed a field staff of 268 Tactile employees, made up of sales representatives, as well as managers, who provide support throughout the United States for our lymphedema and respiratory therapies. This compares to 244 as of March 31, 2021.

As it relates to the impact of COVID-19 on our commercial processes, in the first quarter of 2022, the continued prolonged recovery from COVID-19 and increased Omicron variant cases resulted in restricted access to clinics and hospitals and disrupted the recovery in patient visits versus the pre-COVID environment. The adverse impacts in the first quarter of 2022 were similar to those we experienced during the first quarter of 2021.

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

We also have a clinical team, consisting of a scientific advisory board, in-house therapists and nurses, and a Chief Medical Officer, that serves as a resource to clinicians and patients and guides the development of clinical evidence in support of our products. Most clinical studies require observation and interaction with clinicians and patients to monitor results and progress. Given the impact of COVID-19, patient recruitment for our clinical studies involving our products and clinical outcomes had previously been suspended in 2020. In 2021, all of our clinical trials resumed research activities, including study visits and new patient enrollments, albeit more slowly than the targeted enrollment rates.

We rely on third party contract manufacturers for the sourcing of parts, the assembly of our controllers and the manufacturing of the garments used with our systems. We conduct final assembly of the garments used with our lymphedema products, perform quality assurance and ship our products from our facility in Minneapolis, Minnesota. The AffloVest device continued to be manufactured and shipped by IBC on our behalf pursuant to a Transition Services Agreement through April 30, 2022. We will be manufacturing and shipping the AffloVest device going forward.

To date, our supply chain has not been materially impacted by COVID-19. We continue to receive our product on time and believe that we have enough safety stock to meet our short and mid-term demand. However, we cannot assure you that our supply chain will not be materially impacted in the future.

For the three months ended March 31, 2022, we generated revenue of $48.0 million and had a net loss of $15.6 million, compared to revenue of $42.8 million and a net loss of $2.3 million for the three months ended March 31, 2021. Our primary sources of capital since our initial public offering in 2016 have been from operating income and bank financing.

We operate in one segment for financial reporting purposes.

Results of Operations

Comparison of the Three Months Ended March 31, 2022 and 2021

The following table presents our results of operations for the periods indicated:

	Three Months Ended
	March 31,				Change
(In thousands)	2022		2021		$	%
Condensed Consolidated Statement		% of		% of
of Operations Data:		revenue		revenue
Revenue
Sales revenue	$41,170	86%	$36,125	84%	$5,045	14%
Rental revenue	6,808	14%	6,647	16%	161	2%
Total revenue	47,978	100%	42,772	100%	5,206	12%
Cost of revenue
Cost of sales revenue	12,080	25%	10,691	25%	1,389	13%
Cost of rental revenue	2,036	4%	1,851	4%	185	10%
Total cost of revenue	14,116	29%	12,542	29%	1,574	13%
Gross profit
Gross profit - sales revenue	29,090	61%	25,434	59%	3,656	14%
Gross profit - rental revenue	4,772	10%	4,796	12%	(24)	(1)%
Gross profit	33,862	71%	30,230	71%	3,632	12%
Operating expenses
Sales and marketing	23,930	50%	18,785	44%	5,145	27%
Research and development	1,520	3%	1,270	3%	250	20%
Reimbursement, general and administrative	16,217	34%	14,209	33%	2,008	14%
Intangible asset amortization and earn-out	7,096	15%	50	—%	7,046	N.M. %
Total operating expenses	48,763	102%	34,314	80%	14,449	42%
Loss from operations	(14,901)	(31)%	(4,084)	(9)%	(10,817)	N.M. %
Other expense	(456)	(1)%	(10)	—%	(446)	N.M. %
Loss before income taxes	(15,357)	(32)%	(4,094)	(9)%	(11,263)	N.M. %
Income tax expense (benefit)	211	—%	(1,828)	(4)%	2,039	(112)%
Net loss	$(15,568)	(32)%	$(2,266)	(5)%	$(13,302)	N.M. %

“N.M.” Not Meaningful

Revenue

Revenue increased $5.2 million, or 12%, to $48.0 million in the three months ended March 31, 2022, compared to $42.8 million in the three months ended March 31, 2021. The increase in total revenue was attributable to $7.3 million in sales of the airway clearance product line, which includes the AffloVest product acquired on September 8, 2021, partially offset by a decrease of $2.1 million, or 5%, in sales and rentals of the lymphedema product line in the quarter ended March 31, 2022, compared to the 2021 first quarter. First quarter 2022 revenue was negatively impacted by the prolonged recovery from COVID-19, including the resurgence due to the Omicron variant during the period, which resulted in restricted access to clinics and hospitals and disrupted the recovery in patient visits versus the pre-COVID environment. In addition, the challenging labor market continued to impact our ability to recruit and retain quality candidates for our direct sales force.

Revenue from the Veterans Administration represented 12% and 14% of total revenue in the three months ended March 31, 2022 and 2021, respectively. Revenue from Medicare represented 18% and 20% of total revenue in the three months ended March 31, 2022 and 2021, respectively.

The following table summarizes our revenue by product line for the three months ended March 31, 2022 and 2021, both in dollars and percentage of total revenue:

	Three Months Ended
	March 31,		Change
(In thousands)	2022	2021	$	%
Revenue
Lymphedema products	$40,654	$42,772	$(2,118)	(5)%
Airway clearance products	7,324	—	7,324	N.M.
Total	$47,978	$42,772	$5,206	12%

Percentage of total revenue
Lymphedema products	85%	100%
Airway clearance products	15%	— %
Total	100%	100%

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

Cost of Revenue and Gross Margin

Cost of revenue increased $1.6 million, or 13%, to $14.1 million in the three months ended March 31, 2022, compared to $12.5 million in the three months ended March 31, 2021. The increase in cost of revenue was primarily attributable to the additional contribution of AffloVest sales and an increase in inbound freight costs.

The total gross margin was 71% of sales in each of the three months ended March 31, 2022 and 2021.

Sales and Marketing Expenses

Sales and marketing expenses increased $5.1 million, or 27%, to $23.9 million in the three months ended March 31, 2022, compared to $18.8 million in the three months ended March 31, 2021. The increase was primarily attributable to a:

●	$4.6 million increase in personnel-related compensation expense as a result of the increased headcount in the collective field commercial team;
●	$1.0 million increase in travel and entertainment expense due to eased restrictions on travel; and
●	$0.3 million increase in sales meetings and tradeshows.

These increases were partially offset by a $0.8 million decrease in external patient training expense as a result of transitioning to employee trainers.

Research and Development Expenses

Research and development (“R&D”) expenses increased $0.3 million, or 20%, to $1.5 million in the three months ended March 31, 2022, compared to $1.3 million in the three months ended March 31, 2021, which was primarily attributable to an increase in personnel-related compensation expense and R&D supplies.

Reimbursement, General and Administrative Expenses

Reimbursement, general and administrative expenses increased $2.0 million, or 14%, to $16.2 million in the three months ended March 31, 2022, compared to $14.2 million in the three months ended March 31, 2021. This increase was primarily attributable to a:

●	$1.2 million increase in occupancy costs, depreciation expense, and legal and professional fees; and
●	$0.8 million increase in personnel-related compensation expense as a result of increased headcount in our reimbursement operations, payer relations and corporate functions.

Intangible Asset Amortization and Earn-out Expense

Intangible asset amortization and earn-out expense increased $7.0 million to $7.1 million in the three months ended March 31, 2022, compared to $0.1 million in the three months ended March 31, 2021. The increase in intangible asset amortization and earn-out expense was primarily attributable to the increase in the estimated fair value of our earn-out liability.

Other Expense, Net

Other expense, net was $0.5 million and $10 thousand for the three months ended March 31, 2022 and 2021, respectively. Other expense was primarily attributable to an increase in interest expense.

Income Taxes

We recorded an income tax expense of $0.2 million and an income tax benefit of $1.8 million for the three months ended March 31, 2022 and 2021, respectively. The difference relates to a full valuation allowance being recorded against all deferred tax assets in the current year.

Liquidity and Capital Resources

Cash Flows

At March 31, 2022, our principal sources of liquidity were cash and cash equivalents of $21.2 million and net accounts receivable of $59.5 million. This compares to cash and cash equivalents of $28.2 million and net accounts receivable of $62.3 million at December 31, 2021.

The following table summarizes our cash flows for the periods indicated:

	Three Months Ended
	March 31,
(In thousands)	2022	2021
Net cash (used in) provided by:
Operating activities	$(3,206)	$(800)
Investing activities	(175)	(311)
Financing activities	(3,698)	181
Net decrease in cash and cash equivalents	$(7,079)	$(930)

Operating Activities

Net cash used in operating activities during the three months ended March 31, 2022, was $3.2 million, resulting from a net loss of $15.6 million and a net decrease in operating assets and liabilities of $2.1 million, which was partially offset by non-cash net income (loss) adjustments of $10.3 million. The non-cash net income (loss) adjustments consisted primarily of $6.5 million related to a change in fair value of earn-out liability, $2.2 million of stock-based compensation expense, $1.5 million of depreciation and amortization expense and $0.1 million of deferred income tax expense. The uses of cash related to changes in operating assets primarily consisted of decreases in accounts receivable of $2.8 million and in net investment in leases of $0.2 million, partially offset by increases in prepaid expenses and other assets of $0.6 million and in inventories of $0.3 million. The changes in operating liabilities consisted of a decrease in accrued payroll and related taxes of $2.7 million, partially offset by increases in accrued expenses and other liabilities of $1.4 million and accounts payable of $1.2 million.

Net cash used in operating activities during the three months ended March 31, 2021, was $0.8 million, resulting from a net loss of $2.3 million which was offset by non-cash net income (loss) adjustments of $1.4 million and a net decrease in operating assets and liabilities of $0.1 million. The non-cash net income (loss) adjustments consisted primarily of $2.5 million of stock-based compensation expense, $1.8 million in deferred taxes and $0.7 million of depreciation and amortization expense. The uses of cash related to changes in operating assets primarily consisted of increases in inventories of $3.5 million and net investment in leases of $0.5 million, partially offset by decreases in accounts receivable of $2.5 million and prepaid expenses and other assets of $0.4 million. The changes in operating liabilities consisted of an increase in accounts payable of $5.0 million, partially offset by decreases in accrued payroll and related taxes of $3.0 million and accrued expenses and other liabilities of $0.8 million.

Investing Activities

Net cash used in investing activities during the three months ended March 31, 2022, was $0.2 million, consisting of purchases of property and equipment, and patent costs.

Net cash used in investing activities during the three months ended March 31, 2021, was $0.3 million consisting of purchases of property and equipment, and patent costs.

Financing Activities

Net cash used by financing activities during the three months ended March 31, 2022, was $3.7 million, primarily consisting of payments of $3.8 million made on our term loan, slightly offset by $0.1 million in proceeds from exercise of common stock options.

Net cash provided by financing activities during the three months ended March 31, 2021, was $0.2 million, consisting of $1.3 million in proceeds from exercise of common stock options, partially offset by $1.1 million in taxes paid for the net share settlement of performance and restricted stock units.

Credit Agreement

On April 30, 2021, we entered into an Amended and Restated Credit Agreement (the “Restated Credit Agreement”) with the lenders from time to time party thereto, and Wells Fargo Bank, National Association, as Administrative Agent. The Restated Credit Agreement amended and restated in its entirety our prior credit agreement.

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

On February 22, 2022, we entered into a Second Amendment Agreement (the “Second Amendment”), which further amends the Credit Agreement, including with respect to the financial covenants.

The principal of the term loan is required to be repaid in quarterly installments of $750,000 commencing January 7, 2022, through July 8, 2024, with the remaining outstanding balance due on September 8, 2024. Pursuant to the Second Amendment, we made a mandatory principal prepayment of the term loan of $3.0 million on February 22, 2022.

As of March 31, 2022, the outstanding balance of the term loan was $26.3 million and the outstanding balance under the revolving credit facility was $25.0 million. As of March 31, 2022, there was no availability under our Credit Agreement.

Our obligations under the Credit Agreement are secured by a security interest in substantially all of our and our subsidiaries’ assets and are also guaranteed by our subsidiaries. The Credit Agreement contains a number of restrictions and covenants, including that we maintain compliance with a maximum leverage ratio, a minimum fixed charge coverage ratio, a minimum consolidated EBITDA covenant and a minimum liquidity covenant. As of March 31, 2022, we were in compliance with all financial covenants under the Credit Agreement.

For additional information regarding the Credit Agreement, including interest rates, fees and maturities, see Note 9 – “Credit Agreement” of the condensed consolidated financial statements contained in this report.

Future Cash Requirements

For a discussion of our material estimated future cash requirements under our contractual obligations and commercial commitments, in total and disaggregated into current and long-term, see “Future Cash Requirements” included in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2021. There have been no material changes since December 31, 2021.

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

Critical Accounting Estimates

Critical accounting estimates are those that involve a significant level of estimation uncertainty and have had or are reasonably likely to have a material impact on our financial condition and results of operations. For additional information, please see the discussion of our most critical accounting estimates under “Critical Accounting Estimates” in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2021.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

For a discussion on our market risks, see Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” included in our Annual Report on Form 10-K for the year ended December 31, 2021. There have been no material changes since December 31, 2021.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2022. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 31, 2022, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, that occurred during the quarter ended March 31, 2022, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

Information pertaining to certain legal proceedings in which we are involved can be found in Note 10 – “Commitments and Contingencies” to our condensed consolidated financial statements included in Part I, Item 1 of this report and is incorporated herein by reference.

Item 1A. Risk Factors.

In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the factors discussed in “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2021, which could materially affect our business, financial condition or future results. There have been no material changes in our risk factors from those disclosed in that report.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Recent Sales of Unregistered Securities

(a)	Issuances of Preferred Stock

None.

(b)	Issuances of Common Stock

None.

Item 3. Defaults Upon Senior Securities.

Not applicable.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

The exhibits filed as part of this Quarterly Report on Form 10-Q are set forth on the Exhibit Index below.

EXHIBIT INDEX

Incorporated by Reference
Exhibit				Exhibit	Filed
Number	Description of Exhibit	Form	Date of Filing	Number	Herewith

3.1	Amended and Restated Certificate of Incorporation, as amended through May 9, 2019	8-K	05/09/2019	3.2

3.2	Amended and Restated By-laws, effective March 10, 2021	8-K	03/12/2021	3.1

10.1	Second Amendment Agreement, dated as of February 22, 2022, among Tactile Systems Technology, Inc., the Lenders signatory thereto and Wells Fargo Bank, National Association, as administrative agent	10-K	02/23/2022	10.37

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) / 15d-14(a) of the Securities Exchange Act of 1934, as amended				X

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) / 15d-14(a) of the Securities Exchange Act of 1934, as amended				X

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X

101.1

The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2022, formatted in Inline XBRL: (i) Balance Sheets, (ii) Statements of Operations, (iii) Statements of Stockholders’ Equity, (iv) Statements of Cash Flows, and (v) Notes to the Condensed Consolidated Financial Statements

X

104.1	Cover page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101.1)				X

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Tactile Systems Technology, Inc.

Date: May 2, 2022	By:	/s/ Brent A. Moen
Brent A. Moen
Chief Financial Officer
(Principal financial and accounting officer)