Form 10-Q
period 2022-06-30
TACTILE SYSTEMS TECHNOLOGY INC
filed 2022-08-01
CIK 1027838

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2022

or

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

20,132,081 shares of common stock, par value $0.001 per share, were outstanding as of July 28, 2022.

Forward-Looking Information

All statements, other than statements of historical facts, contained in this Quarterly Report on Form 10-Q, including statements regarding our business, operations and financial performance and condition, as well as our plans, objectives and expectations for our business, operations and financial performance and condition, are forward-looking statements. In some cases, you can identify forward-looking statements by the following words: "anticipate," "believe," "continue," "could," "estimate," "expect," "intend," "may," "might," "ongoing," "plan," "potential," "predict," "project," "should," "target," "will," "would," or the negative of these terms or other comparable terminology, although not all forward-looking statements contain these words. Forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our results, levels of activity, performance or achievements to be materially different from the information expressed or implied by the forward-looking statements in this Quarterly Report on Form 10-Q. These risks, uncertainties and other factors include, but are not limited to:

●	the impacts of the COVID-19 pandemic on our business, financial condition and results of operations, and our inability to mitigate such impacts;
●	the adequacy of our liquidity to pursue our business objectives;
●	our ability to obtain reimbursement from third-party payers for our products;
●	loss or retirement of key executives, including prior to identifying a successor;
●	adverse economic conditions or intense competition;
●	loss of a key supplier;
●	entry of new competitors and products;
●	adverse federal, state and local government regulation;
●	technological obsolescence of our products;
●	technical problems with our research and products;
●	our ability to expand our business through strategic acquisitions;
●	our ability to integrate acquisitions and related businesses;
●	wage and component price inflation;
●	the effects of current and future U.S. and foreign trade policy and tariff actions; and
●	the inability to carry out research, development and commercialization plans.

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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

Tactile Systems Technology, Inc.
Condensed Consolidated Balance Sheets
(Unaudited)
	June 30,	December 31,
(In thousands, except share and per share data)	2022	2021
Assets
Current assets
Cash and cash equivalents	$23,350	$28,229
Accounts receivable	49,157	49,478
Net investment in leases	13,346	12,482
Inventories	19,970	19,217
Prepaid expenses and other current assets	1,446	4,141
Total current assets	107,269	113,547
Non-current assets
Property and equipment, net	5,978	6,750
Right of use operating lease assets	22,628	23,984
Intangible assets, net	52,254	54,081
Goodwill	31,063	31,063
Accounts receivable, non-current	15,343	12,847
Other non-current assets	2,768	1,998
Total non-current assets	130,034	130,723
Total assets	$237,303	$244,270
Liabilities and Stockholders' Equity
Current liabilities
Accounts payable	$9,110	$5,023
Note payable	2,968	2,960
Earn-out, current	9,800	3,250
Accrued payroll and related taxes	12,144	12,139
Accrued expenses	5,258	5,262
Income taxes payable	11	16
Operating lease liabilities	2,488	2,506
Other current liabilities	4,767	3,305
Total current liabilities	46,546	34,461
Non-current liabilities
Revolving line of credit, non-current	24,891	24,857
Note payable, non-current	22,463	26,933
Earn-out, non-current	3,950	2,950
Accrued warranty reserve, non-current	2,791	3,108
Income taxes payable, non-current	298	348
Operating lease liabilities, non-current	22,122	23,354
Deferred income taxes	126	32
Total non-current liabilities	76,641	81,582
Total liabilities	123,187	116,043

Commitments and Contingencies (see Note 10)

Stockholders’ equity:
Preferred stock, $0.001 par value, 50,000,000 shares authorized; none issued and outstanding as of June 30, 2022 and December 31, 2021	—	—
Common stock, $0.001 par value, 300,000,000 shares authorized; 20,132,145 shares issued and outstanding as of June 30, 2022; 19,877,786 shares issued and outstanding as of December 31, 2021	20	20
Additional paid-in capital	126,059	119,962
(Accumulated deficit) retained earnings	(11,963)	8,245
Total stockholders’ equity	114,116	128,227
Total liabilities and stockholders’ equity	$237,303	$244,270

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Tactile Systems Technology, Inc.
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands, except share and per share data)	2022	2021	2022	2021
Revenue
Sales revenue	$51,265	$43,630	$92,435	$79,755
Rental revenue	8,380	7,430	15,188	14,077
Total revenue	59,645	51,060	107,623	93,832
Cost of revenue
Cost of sales revenue	13,810	12,638	25,890	23,329
Cost of rental revenue	2,612	2,217	4,648	4,068
Total cost of revenue	16,422	14,855	30,538	27,397
Gross profit
Gross profit - sales revenue	37,455	30,992	66,545	56,426
Gross profit - rental revenue	5,768	5,213	10,540	10,009
Gross profit	43,223	36,205	77,085	66,435
Operating expenses
Sales and marketing	28,822	20,933	52,752	39,718
Research and development	1,849	1,206	3,369	2,476
Reimbursement, general and administrative	14,894	14,094	31,111	28,303
Intangible asset amortization and earn-out	1,745	48	8,841	98
Total operating expenses	47,310	36,281	96,073	70,595
Loss from operations	(4,087)	(76)	(18,988)	(4,160)
Other expense	(573)	(24)	(1,029)	(34)
Loss before income taxes	(4,660)	(100)	(20,017)	(4,194)
Income tax (benefit) expense	(20)	(1,405)	191	(3,233)
Net (loss) income	$(4,640)	$1,305	$(20,208)	$(961)
Net (loss) income per common share
Basic	$(0.23)	$0.07	$(1.01)	$(0.05)
Diluted	$(0.23)	$0.07	$(1.01)	$(0.05)
Weighted-average common shares used to compute net (loss) income per common share
Basic	20,024,798	19,691,156	19,961,999	19,618,759
Diluted	20,024,798	20,047,277	19,961,999	19,618,759

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Tactile Systems Technology, Inc.
Condensed Consolidated Statements of Stockholders’ Equity
(Unaudited)

				(Accumulated
			Additional	Deficit)
	Common Stock		Paid-In	Retained
(In thousands, except share data)	Shares	Par Value	Capital	Earnings	Total
Balances, March 31, 2022	19,939,843	$20	$122,281	$(7,323)	$114,978
Stock-based compensation	—	—	2,892	—	2,892
Exercise of common stock options and vesting of performance and restricted stock units	107,028	—	62	—	62
Common shares issued for employee stock purchase plan	85,274	—	824	—	824
Net loss for the period	—	—	—	(4,640)	(4,640)
Balances, June 30, 2022	20,132,145	$20	$126,059	$(11,963)	$114,116

Balances, December 31, 2021	19,877,786	$20	$119,962	$8,245	$128,227
Stock-based compensation	—	—	5,121	—	5,121
Exercise of common stock options and vesting of performance and restricted stock units	169,085	—	152	—	152
Common shares issued for employee stock purchase plan	85,274	—	824	—	824
Net loss for the period	—	—	—	(20,208)	(20,208)
Balances, June 30, 2022	20,132,145	$20	$126,059	$(11,963)	$114,116

Balances, March 31, 2021	19,639,113	$20	$107,312	$17,790	$125,122
Stock-based compensation	—	—	2,658	—	2,658
Exercise of common stock options and vesting of performance and restricted stock units	101,088	—	2,089	—	2,089
Common shares issued for employee stock purchase plan	42,094	—	1,542	—	1,542
Net income for the period	—	—	—	1,305	1,305
Balances, June 30, 2021	19,782,295	$20	$113,601	$19,095	$132,716

Balances, December 31, 2020	19,492,718	$19	$104,675	$20,056	$124,750
Stock-based compensation	—	—	5,115	—	5,115
Exercise of common stock options and vesting of performance and restricted stock units	268,463	1	3,384	—	3,385
Taxes paid for net share settlement of performance and restricted stock units	(20,980)	—	(1,115)	—	(1,115)
Common shares issued for employee stock purchase plan	42,094	—	1,542	—	1,542
Net loss for the period	—	—	—	(961)	(961)
Balances, June 30, 2021	19,782,295	$20	$113,601	$19,095	$132,716

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Tactile Systems Technology, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended June 30,
(In thousands)	2022	2021
Cash flows from operating activities
Net loss	$(20,208)	$(961)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	3,015	1,287
Deferred income taxes	94	(3,581)
Stock-based compensation expense	5,121	5,115
Change in fair value of earn-out liability	7,550	—
Changes in assets and liabilities, net of acquisition:
Accounts receivable	321	1,220
Net investment in leases	(864)	(1,033)
Inventories	(753)	(2,590)
Income taxes	(55)	(780)
Prepaid expenses and other assets	1,925	502
Right of use operating lease assets	106	99
Accounts receivable, non-current	(2,496)	(2,441)
Accounts payable	4,087	855
Accrued payroll and related taxes	5	(1,285)
Accrued expenses and other liabilities	1,252	1,676
Net cash used in operating activities	(900)	(1,917)
Cash flows from investing activities
Purchases of property and equipment	(331)	(603)
Intangible assets expenditures	(85)	(140)
Net cash used in investing activities	(416)	(743)
Cash flows from financing activities
Payment on note payable	(4,500)	—
Payment of deferred debt issuance costs	(39)	—
Taxes paid for net share settlement of performance and restricted stock units	—	(1,115)
Proceeds from exercise of common stock options	152	3,385
Proceeds from the issuance of common stock from the employee stock purchase plan	824	1,542
Net cash (used in) provided by financing activities	(3,563)	3,812
Net (decrease) increase in cash and cash equivalents	(4,879)	1,152
Cash and cash equivalents – beginning of period	28,229	47,855
Cash and cash equivalents – end of period	$23,350	$49,007

Supplemental cash flow disclosure
Cash paid for interest	$448	$—
Cash paid for taxes	$28	$1,141
Capital expenditures incurred but not yet paid	$—	$8

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

On September 8, 2021, we acquired the assets of the AffloVest airway clearance business (“AffloVest Acquisition”) from International Biophysics Corporation (“IBC”), a privately-held company which developed and manufactures AffloVest. AffloVest is a portable, wearable vest that treats patients with chronic respiratory conditions. We sell this device through home medical equipment and durable medical equipment (“DME”) providers throughout the United States.

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

The results for the six months ended June 30, 2022, are not necessarily indicative of results to be expected for the year ending December 31, 2022, or for any other interim period or for any future year. The condensed consolidated interim financial statements should be read in conjunction with the audited financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2021.

Principles of Consolidation

The accompanying unaudited condensed consolidated financial statements include the accounts of Tactile Systems Technology, Inc. and its wholly owned subsidiary, Swelling Solutions, Inc. All intercompany balances and transactions have been eliminated in consolidation.

Risks and Uncertainties

Coronavirus (COVID-19)

The United States economy in general and our business specifically have been negatively affected by the COVID-19 pandemic. We have seen adverse impacts as it relates to the decline in the number of patients that healthcare facilities and clinics are able to treat due to enhanced safety protocols, particularly during most of 2021 and during the first quarter of 2022. We have also seen staffing challenges, both in our organization and at the clinics we serve, as another consequence of the COVID-19 pandemic. While we saw some level of recovery in the second quarter of 2022, there are no reliable estimates of how long the pandemic will last, whether any recovery will be sustained or will reverse course, the severity of any resurgence of COVID-19 or variant strains of the virus, the effectiveness of vaccines and attitudes towards receiving them, or what ultimate effects the pandemic will have. For that reason, we are unable to reasonably estimate the long-term impact of the pandemic on our business at this time.

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

Note 3. Summary of Significant Accounting Policies

Significant Accounting Policies

There were no material changes in our significant accounting policies during the six months ended June 30, 2022. See Note 3 – “Summary of Significant Accounting Policies” to the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2021, for information regarding our significant accounting policies.

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

Note 5. Inventories

Inventories consisted of the following:

(In thousands)	At June 30, 2022	At December 31, 2021
Finished goods	$7,718	$8,242
Component parts and work-in-process	12,252	10,975
Total inventories	$19,970	$19,217

Note 6. Goodwill and Intangible Assets

Goodwill

In the third quarter of fiscal 2021, we completed the AffloVest Acquisition. The purchase price of the AffloVest product line exceeded the net acquisition-date estimated fair value amounts of the identifiable assets acquired and the liabilities assumed by $31.1 million, which was assigned to goodwill.

Intangible Assets

Our patents and other intangible assets are summarized as follows:

	Weighted-	At June 30, 2022
	Average	Gross
	Amortization	Carrying	Accumulated	Net
(In thousands)	Period	Amount	Amortization	Amount
Definite-lived intangible assets:
Patents	12 years	$723	$140	$583
Defensive intangible assets	3 years	1,125	678	447
Customer accounts	1 year	125	101	24
Customer relationships	12 years	31,000	1,934	29,066
Developed technology	10 years	13,000	959	12,041
Subtotal		45,973	3,812	42,161
Unamortized intangible assets:
Tradenames		9,500	—	9,500
Patents pending		593	—	593
Total intangible assets		$56,066	$3,812	$52,254

	Weighted-	At December 31, 2021
	Average	Gross
	Amortization	Carrying	Accumulated	Net
(In thousands)	Period	Amount	Amortization	Amount
Definite-lived intangible assets:
Patents	12 years	$666	$109	$557
Defensive intangible assets	3 years	1,125	592	533
Customer accounts	1 year	125	89	36
Customer relationships	13 years	31,000	742	30,258
Developed technology	11 years	13,000	368	12,632
Subtotal		45,916	1,900	44,016
Unamortized intangible assets:
Tradenames		9,500	—	9,500
Patents pending		565	—	565
Total intangible assets		$55,981	$1,900	$54,081

Amortization expense was $1.0 million and $0.1 million for the three months ended June 30, 2022 and 2021, and $1.9 million and $0.1 million for the six months ended June 30, 2022 and 2021, respectively. Future amortization expenses are expected as follows:

(In thousands)
2022 (July 1 - December 31)	$1,913
2023	3,795
2024	3,773
2025	3,683
2026	3,619
Thereafter	25,378
Total	$42,161

Note 7. Accrued Expenses

Accrued expenses consisted of the following:

(In thousands)	At June 30, 2022	At December 31, 2021
Warranty	$2,027	$1,851
Travel	714	661
Legal and consulting	611	1,371
In-transit inventory	554	416
Clinical studies	161	113
Sales and use tax	115	106
Other	1,076	744
Total	$5,258	$5,262

Note 8. Warranty Reserves

The activity in the warranty reserve during and as of the end of the reporting periods presented was as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands)	2022	2021	2022	2021
Beginning balance	$4,995	$4,869	$4,959	$4,841
Warranty provision	354	844	997	1,456
Processed warranty claims	(531)	(596)	(1,138)	(1,180)
Ending balance	$4,818	$5,117	$4,818	$5,117

Accrued warranty reserve, current	$2,027	$1,667	$2,027	$1,667
Accrued warranty reserve, non-current	2,791	3,450	2,791	3,450
Total accrued warranty reserve	$4,818	$5,117	$4,818	$5,117

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

As of June 30, 2022, the outstanding balance of the term loan was $25.5 million and the outstanding balance under the revolving credit facility was $25.0 million. As of June 30, 2022, there was no availability under our Credit Agreement.

The term loan and amounts drawn under the revolving credit facility bear interest, at our option, at a rate equal to (a) the highest of (i) the prime rate, (ii) the federal funds rate plus 0.50% and (iii) LIBOR for an interest period of one month plus 1% (the “Base Rate”) plus an applicable margin or (b) LIBOR for an interest period of one, three or six months, at our option, plus the applicable margin. The applicable margin is 0.75% to 2.25% on loans bearing interest at the Base Rate and 1.75% to 3.25% on loans bearing interest at LIBOR, in each case depending on our consolidated total leverage ratio; except that, pursuant to the Second Amendment, during the period commencing on February 22, 2022 and ending on the last day of the fiscal quarter ending June 30, 2023, the applicable margin for LIBOR rate loans is 3.50%. At June 30, 2022, all outstanding borrowings were subject to interest at a rate calculated at LIBOR plus an applicable margin, for an interest rate of 4.49%. Undrawn portions of the revolving credit facility are subject to an unused line fee at a rate per annum from 0.300% to 0.375%, depending on our consolidated total leverage ratio.

Maturities of the term loan for the next three years as of June 30, 2022, are as follows:

(In thousands)	Amount
2022 (July 1 - December 31)	$1,500
2023	3,000
2024	21,000
Total	$25,500

Our obligations under the Credit Agreement are secured by a security interest in substantially all of our and our subsidiaries’ assets and are also guaranteed by our subsidiaries. The Credit Agreement contains a number of restrictions and covenants, including that we maintain compliance with a maximum leverage ratio, a minimum fixed charge coverage ratio, a minimum consolidated EBITDA covenant, and a minimum liquidity covenant. As of June 30, 2022, we were in compliance with all financial covenants under the Credit Agreement.

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

Buildings

We lease certain office and warehouse space at various locations in the United States where we provide services. These leases are typically greater than one year with fixed, escalating rents over the noncancelable terms and, therefore, ROU operating lease assets and operating lease liabilities are recorded on the Condensed Consolidated Balance Sheets, with rent expense to be recognized on a straight-line basis over the term of the lease. The remaining lease terms vary from approximately one to eight years as of June 30, 2022.

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

Vehicles

We lease vehicles for certain members of our field sales organization under a vehicle fleet program whereby the initial, noncancelable lease is for a term of 367 days, thus more than one year. Subsequent to the initial term, the lease becomes a month-to-month, cancelable lease. As of June 30, 2022, we had approximately 16 vehicles with agreements within the initial, noncancelable lease term that are recorded as ROU operating lease assets and operating lease liabilities. In addition to monthly rental fees specific to the vehicle, there are fixed monthly nonlease components that have been included in the ROU operating lease assets and operating lease liabilities. The nonlease components are not significant.

Computer and Office Equipment

We also have operating lease agreements for certain computer and office equipment. The remaining lease terms as of June 30, 2022, ranged from less than one year to approximately four years with fixed monthly payments that are included in the ROU operating lease assets and operating lease liabilities. The leases provide an option to purchase the related equipment at fair market value at the end of the lease. The leases will automatically renew as a month-to-month rental at the end of the lease if the equipment is not purchased or returned.

Lease Position, Undiscounted Cash Flow and Supplemental Information

The table below presents information related to our ROU operating lease assets and operating lease liabilities that we have recorded:

(In thousands)	At June 30, 2022	At December 31, 2021
Right of use operating lease assets	$22,628	$23,984

Operating lease liabilities:
Current	$2,488	$2,506
Non-current	22,122	23,354
Total	$24,610	$25,860

Operating leases:
Weighted average remaining lease term	8.2 years	8.6 years
Weighted average discount rate	4.2%	4.2%

	Six Months Ended June 30,
	2022	2021
Supplemental cash flow information for our operating leases:
Cash paid for operating lease liabilities	$1,814	$1,567
Non-cash right of use assets obtained in exchange for new operating lease obligations	$41	$304

The table below reconciles the undiscounted cash flows for the periods presented to the operating lease liabilities recorded on the Condensed Consolidated Balance Sheet for the periods presented:

(In thousands)
2022 (July 1 - December 31)	$1,761
2023	3,425
2024	3,415
2025	3,516
2026	3,615
Thereafter	13,249
Total minimum lease payments	28,981
Less: Amount of lease payments representing interest	(4,371)
Present value of future minimum lease payments	24,610
Less: Current obligations under operating lease liabilities	(2,488)
Non-current obligations under operating lease liabilities	$22,122

Operating lease costs were $1.0 million and $0.8 million for the three months ended June 30, 2022 and 2021, respectively. Operating lease costs were $1.9 million and $1.7 million for the six months ended June 30, 2022 and 2021, respectively.

Major Vendors

We had purchases from two vendors that accounted for 31% and 26% of our total purchases for the three and six months ended June 30, 2022, respectively. We had purchases from two vendors that accounted for 33% of our total purchases for each of the three and six months ended June 30, 2021.

Purchase Commitments

We issued purchase orders prior to June 30, 2022, totaling $41.5 million for goods that we expect to receive within the next year.

Retirement Plan

We maintain a 401(k) retirement plan for our employees in which eligible employees can contribute a percentage of their pre-tax compensation. We recorded an expense related to our discretionary contributions to the 401(k) plan of $0.3 million for each of the three months ended June 30, 2022 and 2021, and $0.7 million and $0.6 million for the six months ended June 30, 2022 and 2021, respectively.

Legal Proceedings

From time to time, we are subject to various claims and legal proceedings arising in the ordinary course of business. Regardless of outcome, litigation can have an adverse impact on us because of defense and settlement costs, diversion of management resources, and other factors.

We and certain of our present or former officers have been sued in a purported securities class action lawsuit that was filed in the United States District Court for the District of Minnesota on September 29, 2020, and that is pending under the caption Brian Mart v. Tactile Systems Technology, Inc., et al., File No. 0:20-cv-02074-NEB-BRT (the “Mart lawsuit”). On April 19, 2021, the plaintiff filed an Amended Complaint against us and eight of our present and former officers and directors. Plaintiff seeks to represent a class consisting of investors who purchased our common stock in the market during the time period from May 7, 2018 through June 8, 2020 (“alleged class period”). The Amended Complaint alleges the following claims under the Securities Exchange Act of 1934, as amended (the “Exchange Act”): (1) that we and certain officer defendants made materially false or misleading public statements about our business, operational and compliance policies, and results during the alleged class period in violation of Section 10(b) of the Exchange Act; (2) that we and the individual defendants engaged in a scheme to defraud investors in order to allow the individual defendants to sell our stock in violation of Section 10(b) of the Exchange Act; (3) that the individual defendants engaged in improper insider trading of our stock in violation of Section 20A of the Exchange Act; and (4) that we and the individual defendants are liable under Section 20(a) of the Exchange Act because each defendant is a controlling person. On June 18, 2021, we and the individual defendants filed a motion to dismiss the Amended Complaint. On March 31, 2022, the court granted in part, and denied in part, the defendants’ motion to dismiss. All claims against three individual defendants were dismissed, and most claims against four other individual defendants were dismissed. The Company remains a defendant on alleged Sections 10(b) and 20(a) claims. We are defending the action as it proceeds.

On May 24, 2022, a stockholder derivative lawsuit was filed in the United States District Court for the District of Minnesota, purportedly on behalf of the Company against certain present and former officers and directors and the Company (as a nominal defendant), captioned Jack Weaver v. Moen, et al., File No. 0:22-cv-01403-NEB-BRT. This complaint generally arises out of the same subject matter as the Mart lawsuit and alleges the following claims under the Exchange Act and common law: (1) that the director defendants made materially false or misleading public statements in proxy statements in violation of Section 14(a) of the Exchange Act; (2) that the director defendants’ stock and option awards should be rescinded under Section 29(b) of the Exchange Act; (3) that the officer defendants’ employment contract compensation should be rescinded under Section 29(b) of the Exchange Act; (4) that certain officer defendants are liable for contribution arising out of any liability incurred in the Mart lawsuit, under Sections 10(b) and 21D of the Exchange Act; (5) that the individual defendants breached their fiduciary duties; and (6) that the individual defendants were unjustly enriched. The lawsuit seeks unspecified damages. We are defending the action as it proceeds.

Note 11. Stockholders' Equity

Stock-Based Compensation

Our 2016 Equity Incentive Plan (the “2016 Plan”) authorizes us to grant stock options, stock appreciation rights, restricted stock, stock units and other stock-based awards to employees, non-employee directors and certain consultants and advisors. There were up to 4,800,000 shares of our common stock initially reserved for issuance pursuant to the 2016 Plan. The 2016 Plan provides that the number of shares reserved and available for issuance under the 2016 Plan will automatically increase annually on January 1 of each calendar year, commencing in 2017 and ending on and including January 1, 2026, by an amount equal to the lesser of: (a) 5% of the number of common shares of stock outstanding as of December 31 of the immediately preceding calendar year, or (b) 2,500,000 shares; provided, however, that our Board of Directors may determine that any annual increase be a lesser number. In addition, all awards granted under our 2007 Omnibus Stock Plan and our 2003 Stock Option Plan that were outstanding when the 2016 Plan became effective and that are forfeited, expired, cancelled, settled for cash or otherwise not issued, will become available for issuance under the 2016 Plan. Pursuant to the automatic increase feature of the 2016 Plan, 972,591 shares were added as available for issuance thereunder on January 1, 2021. Our Board of Directors exercised its prerogative to forego the automatic increase on January 1, 2022. As of June 30, 2022, 5,879,162 shares were available for future grant pursuant to the 2016 Plan.

Upon adoption and approval of the 2016 Plan, all of our previous equity incentive compensation plans were terminated. However, existing awards under those plans continue to vest in accordance with the original vesting schedules and will expire at the end of their original terms.

We recorded stock-based compensation expense of $2.9 million and $2.7 million for the three months ended June 30, 2022 and 2021, respectively, and $5.1 million for each of the six months ended June 30, 2022 and 2021. This expense was allocated as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands)	2022	2021	2022	2021
Cost of revenue	$112	$173	$214	$284
Sales and marketing expenses	1,224	920	2,251	1,898
Research and development expenses	38	59	121	156
Reimbursement, general and administrative expenses	1,518	1,506	2,535	2,777
Total stock-based compensation expense	$2,892	$2,658	$5,121	$5,115

Stock Options

Stock options issued to participants other than non-employees typically vest over three or four years and typically have a contractual term of seven or ten years. Stock-based compensation expense included in the Condensed Consolidated Statements of Operations for stock options was $0.6 million and $1.1 million for the three months ended June 30, 2022 and 2021, respectively, and $1.4 million and $2.3 million for the six months ended June 30, 2022 and 2021, respectively. At June 30, 2022, there was approximately $1.7 million of total unrecognized pre-tax stock option expense under our equity compensation plans, which is expected to be recognized on a straight-line basis over a weighted-average period of 1.7 years.

Our stock option activity for the six months ended June 30, 2022, was as follows:

		Weighted-	Weighted-
		Average	Average	Aggregate
	Options	Exercise Price	Remaining	Intrinsic
(In thousands except options and per share data)	Outstanding	Per Share (1)	Contractual Life	Value (2)
Balance at December 31, 2021	915,224	$39.33	5.0 years	$2,068
Granted	—	$—
Exercised	(90,169)	$1.69		$910
Forfeited	(47,509)	$47.38
Cancelled/Expired	(54,775)	$46.10
Balance at June 30, 2022	722,771	$42.99	4.8 years	$45

Options exercisable at June 30, 2022	482,154	$41.52	4.5 years	$45

(1)	The exercise price of each option granted during the period shown was equal to the market price of the underlying stock on the date of grant.
(2)	The aggregate intrinsic value of options exercised represents the difference between the exercise price of the option and the closing stock price of our common stock on the date of exercise. The aggregate intrinsic value of options outstanding represents the difference between the exercise price of the option and the closing stock price of our common stock on the last trading day of the period.

Options exercisable of 509,575 as of June 30, 2021, had a weighted-average exercise price of $31.20 per share.

Time-Based Restricted Stock Units

We have granted time-based restricted stock units to certain participants under the 2016 Plan that are stock-settled with common shares. Time-based restricted stock units granted under the 2016 Plan vest over one to three years. Stock-based compensation expense included in the Condensed Consolidated Statements of Operations for time-based restricted stock units was $1.6 million and $1.2 million for the three months ended June 30, 2022 and 2021, respectively, and $3.0 million and $2.5 million for the six months ended June 30, 2022 and 2021, respectively. At June 30, 2022, there was approximately $10.5 million of total unrecognized pre-tax compensation expense related to outstanding time-based restricted stock units that is expected to be recognized over a weighted-average period of 2.1 years.

Our time-based restricted stock unit activity for the six months ended June 30, 2022, was as follows:

		Weighted-
		Average Grant	Aggregate
	Units	Date Fair Value	Intrinsic
(In thousands except unit and per unit data)	Outstanding	Per Unit	Value (1)
Balance at December 31, 2021	259,147	$42.32	$4,932
Granted	407,844	$17.05
Vested	(70,594)	$51.30
Cancelled	(37,217)	$32.94
Balance at June 30, 2022	559,180	$23.38	$4,082

(1)	The aggregate intrinsic value of restricted stock units outstanding was based on our closing stock price on the last trading day of the period.

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

Stock-based compensation expense recognized for PSUs was $0.3 million and $0.2 million for the three months ended June 30, 2022 and 2021, respectively, and an expense of $0.1 million and a benefit of $0.1 million for the six months ended June 30, 2022 and 2021, respectively. At June 30, 2022, there was approximately $2.5 million of total unrecognized pre-tax compensation expense related to outstanding PSUs that is expected to be recognized over a weighted average period of 2.5 years.

Our performance-based restricted stock unit activity for the six months ended June 30, 2022, was as follows:

	Performance-	Weighted-
	Based	Average Grant	Aggregate
	Units	Date Fair Value	Intrinsic
(In thousands except unit and per unit data)	Outstanding	Per Unit	Value (1)
Balance at December 31, 2021	54,317	$50.22	$1,034
Granted	131,710	$18.54
Vested	(1,853)	$19.03
Cancelled	(20,147)	$23.18
Balance at June 30, 2022	164,027	$25.11	$1,197

(1)	The aggregate intrinsic value of performance-based restricted stock units outstanding was based on our closing stock price on the last trading day of the period.

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

A total of 1,600,000 shares of common stock was initially reserved for issuance under the ESPP. This share reserve will automatically be supplemented each January 1, commencing in 2017 and ending on and including January 1, 2026, by an amount equal to the least of (a) 1% of the shares of our common stock outstanding on the immediately preceding December 31, (b) 500,000 shares or (c) such lesser amount as our Board of Directors may determine. Pursuant to the automatic increase feature of the ESPP, 194,518 shares were added as available for issuance thereunder on January 1, 2021. Our Board of Directors exercised its prerogative to forego the automatic increase on January 1, 2022. As of June 30, 2022, 1,623,486 shares were available for future issuance under the ESPP. We recognized stock-based compensation expense associated with the ESPP of $0.4 million and $0.2 million for the three months ended June 30, 2022 and 2021, respectively, and $0.6 million and $0.4 million for the six months ended June 30, 2022 and 2021, respectively.

Note 12. Revenue

We derive our revenue from the sale and rental of our products to our customers in the United States. The following table presents our revenue, inclusive of sales and rental revenue, disaggregated by product line:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands)	2022	2021	2022	2021
Revenue
Lymphedema products	$51,634	$51,060	$92,288	$93,832
Airway clearance products	8,011	—	15,335	—
Total	$59,645	$51,060	$107,623	$93,832

Percentage of total revenue
Lymphedema products	87%	100%	86%	100%
Airway clearance products	13%	— %	14%	— %
Total	100%	100%	100%	100%

Our revenue by channel, inclusive of sales and rental revenue, for the three and six months ended June 30, 2022 and 2021, are summarized in the following table:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands)	2022	2021	2022	2021
Private insurers and other payers	$34,972	$35,348	$61,538	$63,631
Veterans Administration	6,728	7,322	12,363	13,168
Medicare	9,934	8,390	18,387	17,033
Durable medical equipment distributors	8,011	—	15,335	—
Total	$59,645	$51,060	$107,623	$93,832

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

Rental revenue for the three and six months ended June 30, 2022 and 2021, was primarily from private insurers. Sales-type lease revenue and the associated cost of revenue for the three and six months ended June 30, 2022 and 2021, was:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2022	2021	2022	2021
Sales-type lease revenue	$8,380	$7,430	$15,188	$14,077
Cost of sales-type lease revenue	2,612	2,217	4,648	4,068
Gross profit	$5,768	$5,213	$10,540	$10,009

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

The effective tax rate for the three months ended June 30, 2022, was a benefit of 0.4%, compared to a benefit of 1,405% for the three months ended June 30, 2021. The primary driver of the change in our effective tax rate is attributable to recording a benefit in the three months ended June 30, 2021, to recognize a tax credit for a research and development credit study conducted for tax years 2017-2020. We recorded an income tax benefit of $20 thousand and $1.4 million for the three months ended June 30, 2022 and 2021, respectively.

The effective tax rate for the six months ended June 30, 2022, was an expense of 1.0%, compared to a benefit of 77.1% for the six months ended June 30, 2021. The primary driver of the change in our effective tax rate is attributable to recording a benefit in the six months ended June 30, 2021, to recognize a tax credit for a research and development credit study conducted for tax years 2017-2020. We recorded an income tax expense of $0.2 million and a benefit of $3.2 million for the six months ended June 30, 2022 and 2021, respectively.

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

Note 14. Net (Loss) Income Per Share

The following table sets forth the computation of our basic and diluted net (loss) income per share:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands, except share and per share data)	2022	2021	2022	2021
Net (loss) income	$(4,640)	$1,305	$(20,208)	$(961)
Weighted-average shares outstanding	20,024,798	19,691,156	19,961,999	19,618,759
Dilutive effect of stock-based awards	—	356,121	—	—
Weighted-average shares used to compute diluted net (loss) income per share	20,024,798	20,047,277	19,961,999	19,618,759
Net (loss) income per share - Basic	$(0.23)	$0.07	$(1.01)	$(0.05)
Net (loss) income per share - Diluted	$(0.23)	$0.07	$(1.01)	$(0.05)

The following common stock equivalents were excluded from the computation of diluted net (loss) income per share for the periods presented because including them would have been anti-dilutive:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Restricted stock units	559,180	17,287	559,180	192,857
Common stock options	722,771	433,447	722,771	998,630
Performance stock units	164,027	—	164,027	60,627
Employee stock purchase plan	100,695	33,743	100,695	33,888
Total	1,546,673	484,477	1,546,673	1,286,002

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

Changes in the earn-out liability measured at fair value using Level 3 inputs were as follows:

(In thousands)
Earn-out liability at December 31, 2021	$6,200
Addition for acquisition	—
Fair value adjustments	7,550
Earn-out liability at June 30, 2022	$13,750

As of June 30, 2022, the fair value of the earn-out liability totaled $13.8 million, of which $4.0 million was non-current.

The following provides information regarding fair value measurements for our earn-out liability as of June 30, 2022, and December 31, 2021, according to the three-level fair value hierarchy:

At June 30, 2022
Quoted Prices
	in Active	Significant
	Markets for	Other	Significant
	Identical	Observable	Unobservable
	Assets	Inputs	Inputs
(In thousands)	(Level 1)	(Level 2)	(Level 3)	Total
Recurring Fair Value Measurements:
Earn-out liability	$—	—	$13,750	$13,750
Total	$—	$—	$13,750	$13,750

At December 31, 2021
Quoted Prices
	in Active	Significant
	Markets for	Other	Significant
	Identical	Observable	Unobservable
	Assets	Inputs	Inputs
(In thousands)	(Level 1)	(Level 2)	(Level 3)	Total
Recurring Fair Value Measurements:
Earn-out liability	$—	$—	$6,200	$6,200
Total	$—	$—	$6,200	$6,200

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

Coronavirus (COVID-19)

The United States economy in general and our business specifically have been negatively affected by the COVID-19 pandemic. We have seen adverse impacts as it relates to the decline in the number of patients that healthcare facilities and clinics are able to treat due to enhanced safety protocols, particularly during most of 2021 and during the first quarter of 2022. We have also seen staffing challenges, both in our organization and at the clinics we serve, as another consequence of the COVID-19 pandemic. While we saw some level of recovery in the second quarter of 2022, there are no reliable estimates of how long the pandemic will last, whether any recovery will be sustained or will reverse course, the severity of any resurgence of COVID-19 or variant strains of the virus, the effectiveness of vaccines and attitudes towards receiving them, or what ultimate effects the pandemic will have. For that reason, we are unable to reasonably estimate the long-term impact of the pandemic on our business at this time.

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

Our current lymphedema products are the Flexitouch and Entre systems and our airway clearance product is the AffloVest. A predecessor to our Flexitouch system received 510(k) clearance from the U.S. Food and Drug Administration (the “FDA”) in July 2002, and we introduced the system to address the many limitations of self-administered home-based manual lymphatic drainage therapy. We began selling our more advanced Flexitouch system after receiving 510(k) clearance from the FDA in October 2006. In September 2016, we received 510(k) clearance from the FDA for the Flexitouch system in treating lymphedema of the head and neck. In June 2017, we announced that we received 510(k) clearance from the FDA for the Flexitouch Plus, the third-generation version of our Flexitouch system. In December 2020, we received 510(k) clearance for two new indications for our Flexitouch Plus system: phlebolymphedema and lipedema. We introduced our Entre system in the United States in February 2013. The Entre system is sold or rented to patients who need a simple pump or who do not yet qualify for insurance reimbursement for an advanced compression device such as our Flexitouch system. Sales and rentals of our lymphedema products represented 86% and 100% of our revenue in the six months ended June 30, 2022 and 2021, respectively.

On September 8, 2021, we acquired the assets of the AffloVest airway clearance product line from IBC, a privately-held company which developed and manufactures AffloVest. AffloVest is a portable, wearable vest that provides airway clearance to treat patients with chronic respiratory conditions such as bronchiectasis or conditions resulting from neuromuscular disorders. For the six months ended June 30, 2022, sales of AffloVest represented 14% our revenue.

To support the growth of our business, we continue to invest in our commercial infrastructure, consisting of our direct sales force, training resources, reimbursement capabilities and clinical expertise. We market our lymphedema products in the United States using a direct-to-patient and -provider model. The AffloVest device is sold through respiratory durable medical equipment providers throughout the United States that service patients and bill third-party payers for the product. We also employ a small group of respiratory specialists, who educate DME provider representatives, provide product demonstrations for targeted clinicians and support technical questions related to the AffloVest. As of June 30, 2022, we employed a field staff of 286 Tactile employees, made up of sales representatives, as well as managers, who provide support throughout the United States for our lymphedema and respiratory therapies. This compares to 234 as of June 30, 2021.

We invest in our reimbursement function to improve operational efficiencies and enhance individual payer expertise, while continuing our strategic focus of payer development. Our payer relations function focuses on payer policy development, education, contract negotiations, and data analysis. Our reimbursement operations function is responsible for verifying patient insurance benefits, individual patient case development, prior authorization submissions, case follow-up, and appeals when necessary. Since the onset of COVID-19, our reimbursement function has been actively working with Medicare and a broad base of private payers to understand the ever-changing reimbursement criteria being introduced. While the U.S. government’s declaration of a public health emergency (PHE) related to the COVID-19 pandemic has relaxed some Medicare criteria for respiratory patients, these circumstances are ever-changing, and the extent to which these changes will remain in place and the impact on our business in the future are not determinable at this time.

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

We rely on third party contract manufacturers for the sourcing of parts, the assembly of our controllers and the manufacturing of the garments used with our systems. We conduct final assembly of the garments used with our products, perform quality assurance and ship our products from our facility in Minneapolis, Minnesota. The AffloVest device continued to be manufactured and shipped by IBC on our behalf pursuant to a Transition Services Agreement through April 30, 2022. On May 1, 2022, we began manufacturing and shipping the AffloVest device from our Minnesota-based facility.

To date, our supply chain has not been materially impacted by COVID-19. We continue to receive our product on time and believe that we have enough safety stock to meet our short and mid-term demand. However, we cannot assure you that our supply chain will not be materially impacted in the future or that we will be able to meet any increased demand.

In July 2022, we launched Kylee™ a free mobile app that makes it easier for patients to manage their conditions by tracking treatments and symptoms, as well as having direct access to educational resources.

For the three months ended June 30, 2022, we generated revenue of $59.6 million and had a net loss of $4.6 million, compared to revenue of $51.1 million and a net income of $1.3 million for the three months ended June 30, 2021. For the six months ended June 30, 2022, we generated revenue of $107.6 million and had a net loss of $20.2 million, compared to revenue of $93.8 million and a net loss of $1.0 million for the six months ended June 30, 2021. Our primary sources of capital since our initial public offering in 2016 have been from operating income and bank financing.

We operate in one segment for financial reporting purposes.

Results of Operations

Comparison of the Three and Six Months Ended June 30, 2022 and 2021

The following table presents our results of operations for the periods indicated:

	Three Months Ended
	June 30,				Change
(In thousands)	2022		2021		$	%
Condensed Consolidated Statement		% of		% of
of Operations Data:		revenue		revenue
Revenue
Sales revenue	$51,265	86%	$43,630	85%	$7,635	17%
Rental revenue	8,380	14%	7,430	15%	950	13%
Total revenue	59,645	100%	51,060	100%	8,585	17%
Cost of revenue
Cost of sales revenue	13,810	23%	12,638	25%	1,172	9%
Cost of rental revenue	2,612	4%	2,217	4%	395	18%
Total cost of revenue	16,422	27%	14,855	29%	1,567	11%
Gross profit
Gross profit - sales revenue	37,455	63%	30,992	60%	6,463	21%
Gross profit - rental revenue	5,768	10%	5,213	11%	555	11%
Gross profit	43,223	73%	36,205	71%	7,018	19%
Operating expenses
Sales and marketing	28,822	48%	20,933	41%	7,889	38%
Research and development	1,849	3%	1,206	2%	643	53%
Reimbursement, general and administrative	14,894	25%	14,094	28%	800	6%
Intangible asset amortization and earn-out	1,745	3%	48	—%	1,697	N.M. %
Total operating expenses	47,310	79%	36,281	71%	11,029	30%
Loss from operations	(4,087)	(6)%	(76)	—%	(4,011)	N.M. %
Other expense	(573)	(1)%	(24)	—%	(549)	N.M. %
Loss before income taxes	(4,660)	(7)%	(100)	—%	(4,560)	N.M. %
Income tax (benefit)	(20)	—%	(1,405)	(3)%	1,385	(99)%
Net (loss) income	$(4,640)	(7)%	$1,305	3%	$(5,945)	N.M. %

“N.M.” Not Meaningful

	Six Months Ended
	June 30,				Change
(In thousands)	2022		2021		$	%
Consolidated Statement		% of		% of
of Operations Data:		revenue		revenue
Revenue
Sales revenue	$92,435	86%	$79,755	85%	$12,680	16%
Rental revenue	15,188	14%	14,077	15%	1,111	8%
Total revenue	107,623	100%	93,832	100%	13,791	15%
Cost of revenue
Cost of sales revenue	25,890	24%	23,329	25%	2,561	11%
Cost of rental revenue	4,648	4%	4,068	4%	580	14%
Total cost of revenue	30,538	28%	27,397	29%	3,141	11%
Gross profit
Gross profit - sales revenue	66,545	62%	56,426	60%	10,119	18%
Gross profit - rental revenue	10,540	10%	10,009	11%	531	5%
Gross profit	77,085	72%	66,435	71%	10,650	16%
Operating expenses
Sales and marketing	52,752	49%	39,718	42%	13,034	33%
Research and development	3,369	3%	2,476	3%	893	36%
Reimbursement, general and administrative	31,111	29%	28,303	30%	2,808	10%
Intangible asset amortization and earn-out	8,841	8%	98	—%	8,743	N.M. %
Total operating expenses	96,073	89%	70,595	75%	25,478	36%
Loss from operations	(18,988)	(17)%	(4,160)	(4)%	(14,828)	N.M. %
Other expense	(1,029)	(1)%	(34)	—%	(995)	N.M. %
Loss before income taxes	(20,017)	(18)%	(4,194)	(4)%	(15,823)	N.M. %
Income tax expense (benefit)	191	—%	(3,233)	(3)%	3,424	(106)%
Net loss	$(20,208)	(18)%	$(961)	(1)%	$(19,247)	N.M. %

“N.M.” Not Meaningful

Revenue

Revenue increased $8.6 million, or 17%, to $59.6 million in the three months ended June 30, 2022, compared to $51.1 million in the three months ended June 30, 2021. The increase in total revenue was attributable to $8.0 million in sales of the airway clearance product line, which includes the AffloVest product acquired on September 8, 2021, and an increase of $0.6 million, or 1%, in sales and rentals of the lymphedema product line in the quarter ended June 30, 2022, compared to the 2021 second quarter.

Revenue increased $13.8 million, or 15%, to $107.6 million in the six months ended June 30, 2022, compared to $93.8 million in the six months ended June 30, 2021. The increase in total revenue was attributable to $15.3 million in sales of the airway clearance product line, which includes the AffloVest product acquired on September 8, 2021, partially offset by a decrease of $1.5 million, or 2%, in sales and rentals of the lymphedema product line for the six months ended June 30, 2022. The first six months of 2022 revenue from the lymphedema product line was adversely affected by the fact that first quarter 2022 revenue was negatively impacted by the prolonged recovery from COVID-19, including the resurgence due to the Omicron variant during the period, which resulted in restricted access to clinics and hospitals and disrupted the recovery in patient visits versus the pre-COVID environment. In addition, the challenging labor market continued to impact our ability to recruit and retain quality candidates for our direct sales force, particularly during the first quarter of 2022.

Revenue from the Veterans Administration represented 11% and 14% of total revenue in the three months ended June 30, 2022 and 2021, respectively. Revenue from the Veterans Administration represented 12% and 14% of total revenue in the six months ended June 30, 2022 and 2021, respectively. Revenue from Medicare represented 17% and 16% of total revenue in the three months ended June 30, 2022 and 2021, respectively. Revenue from Medicare represented 17% and 18% of total revenue in the six months ended June 30, 2022 and 2021, respectively.

The following table summarizes our revenue by product line for the three and six months ended June 30, 2022 and 2021, both in dollars and percentage of total revenue:

	Three Months Ended
	June 30,		Change
(In thousands)	2022	2021	$	%
Revenue
Lymphedema products	$51,634	$51,060	$574	1%
Airway clearance products	8,011	—	8,011	N.M.
Total	$59,645	$51,060	$8,585	17%

Percentage of total revenue
Lymphedema products	87%	100%
Airway clearance products	13%	0%
Total	100%	100%

“N.M.” Not Meaningful

	Six Months Ended
	June 30,		Change
(In thousands)	2022	2021	$	%
Revenue
Lymphedema products	$92,288	$93,832	$(1,544)	(2)%
Airway clearance products	15,335	—	15,335	N.M.
Total	$107,623	$93,832	$13,791	15%

Percentage of total revenues
Lymphedema products	86%	100%
Airway clearance products	14%	0%
Total	100%	100%

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

Cost of Revenue and Gross Margin

Cost of revenue increased $1.6 million, or 11%, to $16.4 million in the three months ended June 30, 2022, compared to $14.8 million in the three months ended June 30, 2021. Cost of revenue increased $3.1 million, or 11%, to $30.5 million in the six months ended June 30, 2022, compared to $27.4 million in the six months ended June 30, 2021. The increase in cost of revenue in both periods was primarily attributable to the additional contribution of AffloVest sales and an increase in inbound freight costs.

The total gross margin was 73% and 71% of sales in the three months ended June 30, 2022 and 2021, respectively, and 72% and 71% of sales in the six months ended June 30, 2022 and 2021, respectively.

Sales and Marketing Expenses

Sales and marketing expenses increased $7.9 million, or 38%, to $28.8 million in the three months ended June 30, 2022, compared to $20.9 million in the three months ended June 30, 2021. The increase was primarily attributable to a:

●	$4.8 million increase in personnel-related compensation expense as a result of the increased headcount in the collective field commercial team;
●	$1.3 million increase in travel and entertainment expense due to eased restrictions on travel;
●	$1.2 million increase related to our annual national sales training meeting;

and

●	$0.6 million increase for new product introduction.

Sales and marketing expenses increased $13.0 million, or 33%, to $52.7 million in the six months ended June 30, 2022, compared to $39.7 million in the six months ended June 30, 2021. The increase was primarily attributable to a:

●	$8.3 million increase in personnel-related compensation expense as a result of the increased headcount in the collective field commercial team;
●	$2.2 million increase in travel and entertainment expense due to eased restrictions on travel;
●	$1.2 million increase related to our annual national sales training meeting;
●	$0.9 million increase for new product introduction;

and

●	$0.4 million increase in sales meetings and tradeshows.

Research and Development Expenses

Research and development (“R&D”) expenses increased $0.6 million, or 53%, to $1.8 million in the three months ended June 30, 2022, compared to $1.2 million in the three months ended June 30, 2021, which was primarily attributable to an increase in personnel-related compensation expense, R&D supplies and professional services.

R&D expenses increased $0.9 million, or 36%, to $3.4 million in the six months ended June 30, 2022, compared to $2.5 million in the six months ended June 30, 2021, which was primarily attributable to an increase in personnel-related compensation expense, R&D supplies and professional services.

Reimbursement, General and Administrative Expenses

Reimbursement, general and administrative expenses increased $0.8 million, or 6%, to $14.9 million in the three months ended June 30, 2022, compared to $14.1 million in the three months ended June 30, 2021. This increase was primarily attributable to a:

●	$0.5 million increase in personnel-related compensation expense as a result of increased headcount in our reimbursement operations, payer relations and corporate functions; and
●	$0.3 million increase in occupancy costs, depreciation expense, and legal and professional fees.

Reimbursement, general and administrative expenses increased $2.8 million, or 10%, to $31.1 million in the six months ended June 30, 2022, compared to $28.3 million in the six months ended June 30, 2021. This increase was primarily attributable to a:

●	$1.5 million increase in occupancy costs, depreciation expense, and legal and professional fees; and
●	$1.3 million increase in personnel-related compensation expense as a result of increased headcount in our reimbursement operations, payer relations and corporate functions.

Intangible Asset Amortization and Earn-out Expense

Intangible asset amortization and earn-out expense increased $1.7 million to $1.7 million in the three months ended June 30, 2022, compared to $48 thousand in the three months ended June 30, 2021. The increase in intangible asset amortization and earn-out expense was primarily attributable to the increase in the estimated fair value of our earn-out liability.

Intangible asset amortization and earn-out expense increased $8.7 million to $8.8 million in the six months ended June 30, 2022, compared to $0.1 million in the six months ended June 30, 2021. The increase in intangible asset amortization and earn-out expense was primarily attributable to the increase in the estimated fair value of our earn-out liability.

Other Expense, Net

Other expense, net was $0.6 million and $24 thousand for the three months ended June 30, 2022 and 2021, respectively, and was $1.0 million and $34 thousand for the six months ended June 30, 2022 and 2021, respectively. Other expense was primarily attributable to an increase in interest expense.

Income Taxes

We recorded an income tax benefit of $20 thousand and $1.4 million for the three months ended June 30, 2022 and 2021, respectively. We recorded an income tax expense of $0.2 million and an income tax benefit of $3.2 million for the six months ended June 30, 2022 and 2021, respectively. The difference relates to a full valuation allowance being recorded against all deferred tax assets in the current year periods and a tax benefit related to a research and development credit recognized in the second quarter of 2021.

Liquidity and Capital Resources

Cash Flows

At June 30, 2022, our principal sources of liquidity were cash and cash equivalents of $23.4 million and net accounts receivable of $64.5 million. This compares to cash and cash equivalents of $28.2 million and net accounts receivable of $62.3 million at December 31, 2021.

The following table summarizes our cash flows for the periods indicated:

	Six Months Ended
	June 30,
(In thousands)	2022	2021
Net cash (used in) provided by:
Operating activities	$(900)	$(1,917)
Investing activities	(416)	(743)
Financing activities	(3,563)	3,812
Net (decrease) increase in cash and cash equivalents	$(4,879)	$1,152

Operating Activities

Net cash used in operating activities during the six months ended June 30, 2022, was $0.9 million, resulting from a net loss of $20.2 million, which was partially offset by a net increase in operating assets and liabilities of $3.5 million and non-cash net (loss) income adjustments of $15.8 million. The non-cash net (loss) income adjustments consisted primarily of $7.6 million related to a change in fair value of earn-out liability, $5.1 million of stock-based compensation expense, $3.0 million of depreciation and amortization expense and $0.1 million of deferred income tax expense. The uses of cash related to changes in operating assets primarily consisted of increases in accounts receivable of $2.2 million, net investment in leases of $0.9 million and inventories of $0.7 million, partially offset by decreases in prepaid expenses and other assets of $1.9 million. The changes in operating liabilities consisted of increases in accounts payable of $4.1 million and accrued expenses and other liabilities of $1.2 million.

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

Investing Activities

Net cash used in investing activities during the six months ended June 30, 2022, was $0.4 million, consisting of purchases of property and equipment, and patent costs.

Net cash used in investing activities during the six months ended June 30, 2021, was $0.7 million, consisting of purchases of property and equipment, and patent costs.

Financing Activities

Net cash used by financing activities during the six months ended June 30, 2022, was $3.6 million, primarily consisting of payments of $4.5 million made on our term loan, slightly offset by $1.0 million in proceeds from exercise of common stock options and the issuance of common stock under the ESPP.

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

As of June 30, 2022, the outstanding balance of the term loan was $25.5 million and the outstanding balance under the revolving credit facility was $25.0 million. As of June 30, 2022, there was no availability under our Credit Agreement.

Our obligations under the Credit Agreement are secured by a security interest in substantially all of our and our subsidiaries’ assets and are also guaranteed by our subsidiaries. The Credit Agreement contains a number of restrictions and covenants, including that we maintain compliance with a maximum leverage ratio, a minimum fixed charge coverage ratio, a minimum consolidated EBITDA covenant and a minimum liquidity covenant. As of June 30, 2022, we were in compliance with all financial covenants under the Credit Agreement.

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

Adequacy of Resources

Our future cash requirements may vary significantly from those now planned and will depend on many factors, including:

●	the impact and duration of the COVID-19 pandemic on our business;
●	sales and marketing resources needed to further penetrate our market;
●	expansion of our operations domestically and/or internationally;
●	response of competitors to our solutions and applications;
●	costs associated with clinical research activities;
●	increases in interest rates;
●	labor shortages and wage inflation;
●	component price inflation;
●	costs to develop and implement new products; and
●	use of capital for acquisitions or licenses, if any.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2022. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 30, 2022, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, that occurred during the quarter ended June 30, 2022, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

101.1

The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2022, formatted in Inline XBRL: (i) Balance Sheets, (ii) Statements of Operations, (iii) Statements of Stockholders’ Equity, (iv) Statements of Cash Flows, and (v) Notes to the Condensed Consolidated Financial Statements

X

104.1	Cover page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101.1)				X

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Tactile Systems Technology, Inc.

Date: August 1, 2022	By:	/s/ Brent A. Moen
Brent A. Moen
Chief Financial Officer
(Principal financial and accounting officer)