Form 10-Q
period 2022-09-30
TACTILE SYSTEMS TECHNOLOGY INC
filed 2022-11-07
CIK 1027838

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2022

or

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

20,154,703 shares of common stock, par value $0.001 per share, were outstanding as of November 4, 2022.

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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

Tactile Systems Technology, Inc.
Condensed Consolidated Balance Sheets
(Unaudited)
	September 30,	December 31,
(In thousands, except share and per share data)	2022	2021
Assets
Current assets
Cash and cash equivalents	$23,426	$28,229
Accounts receivable	51,814	49,478
Net investment in leases	15,052	12,482
Inventories	23,020	19,217
Prepaid expenses and other current assets	3,484	4,141
Total current assets	116,796	113,547
Non-current assets
Property and equipment, net	6,677	6,750
Right of use operating lease assets	21,975	23,984
Intangible assets, net	51,308	54,081
Goodwill	31,063	31,063
Accounts receivable, non-current	17,703	12,847
Other non-current assets	3,004	1,998
Total non-current assets	131,730	130,723
Total assets	$248,526	$244,270
Liabilities and Stockholders' Equity
Current liabilities
Accounts payable	$11,171	$5,023
Note payable	2,968	2,960
Earn-out, current	10,000	3,250
Accrued payroll and related taxes	13,575	12,139
Accrued expenses	6,953	5,262
Income taxes payable	11	16
Operating lease liabilities	2,486	2,506
Other current liabilities	8,497	3,305
Total current liabilities	55,661	34,461
Non-current liabilities
Revolving line of credit, non-current	24,904	24,857
Note payable, non-current	21,721	26,933
Earn-out, non-current	7,098	2,950
Accrued warranty reserve, non-current	2,892	3,108
Income taxes payable, non-current	298	348
Operating lease liabilities, non-current	21,506	23,354
Deferred income taxes	49	32
Total non-current liabilities	78,468	81,582
Total liabilities	134,129	116,043

Stockholders’ equity:
Preferred stock, $0.001 par value, 50,000,000 shares authorized; none issued and outstanding as of September 30, 2022 and December 31, 2021	—	—
Common stock, $0.001 par value, 300,000,000 shares authorized; 20,155,704 shares issued and outstanding as of September 30, 2022; 19,877,786 shares issued and outstanding as of December 31, 2021	20	20
Additional paid-in capital	128,619	119,962
(Accumulated deficit) retained earnings	(14,242)	8,245
Total stockholders’ equity	114,397	128,227
Total liabilities and stockholders’ equity	$248,526	$244,270

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

Tactile Systems Technology, Inc.
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands, except share and per share data)	2022	2021	2022	2021
Revenue
Sales revenue	$55,545	$44,460	$147,980	$124,215
Rental revenue	9,717	8,037	24,905	22,114
Total revenue	65,262	52,497	172,885	146,329
Cost of revenue
Cost of sales revenue	15,476	13,096	41,366	36,425
Cost of rental revenue	2,992	2,433	7,640	6,501
Total cost of revenue	18,468	15,529	49,006	42,926
Gross profit
Gross profit - sales revenue	40,069	31,364	106,614	87,790
Gross profit - rental revenue	6,725	5,604	17,265	15,613
Gross profit	46,794	36,968	123,879	103,403
Operating expenses
Sales and marketing	26,583	22,231	79,335	61,949
Research and development	1,581	1,409	4,949	3,885
Reimbursement, general and administrative	16,257	14,500	47,369	42,802
Intangible asset amortization and earn-out	3,993	195	12,834	294
Total operating expenses	48,414	38,335	144,487	108,930
Loss from operations	(1,620)	(1,367)	(20,608)	(5,527)
Other expense	(736)	(120)	(1,765)	(154)
Loss before income taxes	(2,356)	(1,487)	(22,373)	(5,681)
Income tax (benefit) expense	(77)	1,868	114	(1,365)
Net loss	$(2,279)	$(3,355)	$(22,487)	$(4,316)
Net loss per common share
Basic	$(0.11)	$(0.17)	$(1.12)	$(0.22)
Diluted	$(0.11)	$(0.17)	$(1.12)	$(0.22)
Weighted-average common shares used to compute net loss per common share
Basic	20,139,944	19,790,838	20,021,966	19,676,749
Diluted	20,139,944	19,790,838	20,021,966	19,676,749

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Tactile Systems Technology, Inc.
Condensed Consolidated Statements of Stockholders’ Equity
(Unaudited)

				(Accumulated
			Additional	Deficit)
	Common Stock		Paid-In	Retained
(In thousands, except share data)	Shares	Par Value	Capital	Earnings	Total
Balances, June 30, 2022	20,132,145	$20	$126,059	$(11,963)	$114,116
Stock-based compensation	—	—	2,560	—	2,560
Exercise of common stock options and vesting of performance and restricted stock units	23,559	—	—	—	—
Net loss for the period	—	—	—	(2,279)	(2,279)
Balances, September 30, 2022	20,155,704	$20	$128,619	$(14,242)	$114,397

Balances, December 31, 2021	19,877,786	$20	$119,962	$8,245	$128,227
Stock-based compensation	—	—	7,681	—	7,681
Exercise of common stock options and vesting of performance and restricted stock units	192,644	—	152	—	152
Common shares issued for employee stock purchase plan	85,274	—	824	—	824
Net loss for the period	—	—	—	(22,487)	(22,487)
Balances, September 30, 2022	20,155,704	$20	$128,619	$(14,242)	$114,397

Balances, June 30, 2021	19,782,295	$20	$113,601	$19,095	$132,716
Stock-based compensation	—	—	2,588	—	2,588
Exercise of common stock options and vesting of performance and restricted stock units	16,366	—	199	—	199
Taxes paid for net share settlement of performance and restricted stock units	(938)	—	(42)	—	(42)
Net loss for the period	—	—	—	(3,355)	(3,355)
Balances, September 30, 2021	19,797,723	$20	$116,346	$15,740	$132,106

Balances, December 31, 2020	19,492,718	$19	$104,675	$20,056	$124,750
Stock-based compensation	—	—	7,703	—	7,703
Exercise of common stock options and vesting of performance and restricted stock units	284,829	1	3,583	—	3,584
Taxes paid for net share settlement of performance and restricted stock units	(21,918)	—	(1,157)	—	(1,157)
Common shares issued for employee stock purchase plan	42,094	—	1,542	—	1,542
Net loss for the period	—	—	—	(4,316)	(4,316)
Balances, September 30, 2021	19,797,723	$20	$116,346	$15,740	$132,106

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Tactile Systems Technology, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended September 30,
(In thousands)	2022	2021
Cash flows from operating activities
Net loss	$(22,487)	$(4,316)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	4,670	2,150
Deferred income taxes	17	(1,709)
Stock-based compensation expense	7,681	7,703
Loss on disposal of property and equipment and intangibles	20	7
Change in fair value of earn-out liability	10,898	—
Changes in assets and liabilities, net of acquisition:
Accounts receivable	(2,336)	(408)
Net investment in leases	(2,570)	(1,677)
Inventories	(3,803)	(3,641)
Income taxes	(55)	(1,181)
Prepaid expenses and other assets	(349)	(1,133)
Right of use operating lease assets	141	588
Accounts receivable, non-current	(4,856)	(2,989)
Accounts payable	6,148	1,995
Accrued payroll and related taxes	1,436	(1,266)
Accrued expenses and other liabilities	6,799	2,902
Net cash provided by (used in) operating activities	1,354	(2,975)
Cash flows from investing activities
Payments related to acquisition	—	(79,829)
Purchases of property and equipment	(1,731)	(1,221)
Intangible assets expenditures	(113)	(187)
Net cash used in investing activities	(1,844)	(81,237)
Cash flows from financing activities
Proceeds from issuance of note payable	—	30,000
Proceeds from revolving line of credit	—	25,000
Payments on note payable	(5,250)	—
Payments of deferred debt issuance costs	(39)	(211)
Taxes paid for net share settlement of performance and restricted stock units	—	(1,157)
Proceeds from exercise of common stock options	152	3,584
Proceeds from the issuance of common stock from the employee stock purchase plan	824	1,542
Net cash (used in) provided by financing activities	(4,313)	58,758
Net decrease in cash and cash equivalents	(4,803)	(25,454)
Cash and cash equivalents – beginning of period	28,229	47,855
Cash and cash equivalents – end of period	$23,426	$22,401

Supplemental cash flow disclosure
Cash paid for interest	$1,433	$—
Cash paid for taxes	$29	$1,541
Capital expenditures incurred but not yet paid	$16	$—

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Tactile Systems Technology, Inc.

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

Note 1. Nature of Business and Operations

Tactile Systems Technology, Inc. (“we,” “us,” and “our”) manufactures and distributes medical devices for the treatment of patients with underserved chronic diseases at home. We provide our Flexitouch® and Entre™ systems, which help control symptoms of lymphedema, a chronic progressive medical condition, through our direct sales force for use in the home and sell or rent them through vascular, wound and lymphedema clinics throughout the United States.

On September 8, 2021, we acquired the assets of the AffloVest airway clearance business (“AffloVest Acquisition”) from International Biophysics Corporation (“IBC”), a privately-held company which developed and manufactured AffloVest. AffloVest is a portable, wearable vest that treats patients with chronic respiratory conditions. We sell this device through home medical equipment and durable medical equipment (“DME”) providers throughout the United States.

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

The results for the nine months ended September 30, 2022, are not necessarily indicative of results to be expected for the year ending December 31, 2022, or for any other interim period or for any future year. The condensed consolidated interim financial statements should be read in conjunction with the audited financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2021.

Principles of Consolidation

The accompanying unaudited condensed consolidated financial statements include the accounts of Tactile Systems Technology, Inc. and its wholly owned subsidiary, Swelling Solutions, Inc. All intercompany balances and transactions have been eliminated in consolidation.

Risks and Uncertainties

Coronavirus (COVID-19)

The United States economy in general and our business specifically have been negatively affected by the COVID-19 pandemic. We have seen adverse impacts as it relates to the decline in the number of patients that healthcare facilities and clinics are able to treat due to enhanced safety protocols, particularly during most of 2021 and during the first quarter of 2022. We have also seen staffing challenges, both in our organization and at the clinics we serve, as another lingering consequence of the COVID-19 pandemic. While we saw some level of recovery in the second and third quarters of 2022, ongoing consequences of the pandemic remain uncertain. There are no reliable estimates of how long the pandemic will last, whether any recovery will be sustained or will reverse course, the severity of any resurgence of COVID-19 or variant strains of the virus, the effectiveness of vaccines and attitudes towards receiving them, or what ultimate effects the pandemic will have. For that reason, we are unable to reasonably estimate the long-term impact of the pandemic on our business at this time.

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

Note 3. Summary of Significant Accounting Policies

Significant Accounting Policies

There were no material changes in our significant accounting policies during the nine months ended September 30, 2022. See Note 3 – “Summary of Significant Accounting Policies” to the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2021, for information regarding our significant accounting policies.

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

On November 4, 2022, we entered into an Amendment to the AffloVest APA (the “APA Amendment”) with IBC, which modifies the terms of the earn-out arrangement under the AffloVest APA, as follows:

●	Initial Earn-Out: The AffloVest APA provided for an initial earn-out equal to 1.5 times the amount by which the AffloVest U.S. revenues in the period from October 1, 2021 to September 30, 2022 (the “Initial Earn-Out Period”) exceed a specified amount; provided that in no event will the payment exceed $10.0 million.
o	The APA Amendment provides that the calculated amount of the initial earn-out payment is $10.0 million, of which the Company will pay $5.0 million on or before November 28, 2022, and of which the Company will pay $5.0 million, plus an imputed interest payment of $250,000, on or before May 26, 2023.

●	Second Earn-Out: The AffloVest APA provided for a second earn-out equal to 1.5 times the amount by which the AffloVest U.S. revenues in the period from October 1, 2022 to September 30, 2023 exceed the revenues recognized during the Initial Earn-Out Period; provided that in no event will the payment exceed $10.0 million.
o	The APA Amendment changes the 1.5 times multiplier to 3.0 times, but still provides that in no event will the second earn-out payment exceed $10.0 million.

The fair value of the earn-out as of the acquisition date was $6.4 million. The fair value of the earn-out, reflecting management’s estimate of the likelihood of achieving these targets, was determined by employing a Monte Carlo Simulation model. This amount and the current versus non-current allocation is remeasured at the end of each reporting period until the payment requirement ends, with any adjustments reported in income from operations (see Note 15 – “Fair Value Measurements”).

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

The following table reflects the allocation of the purchase price to the acquired intangible assets and related estimated useful lives:

(In millions)	Allocated Fair Value	Estimated Useful Life
Customer relationships	$31.0	13 years
Developed technology	13.0	11 years
Tradenames	9.5	Indefinite
Total intangible assets	$53.5

The weighted-average amortization period of the acquired definite-lived intangible assets was 12.3 years.

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

Note 5. Inventories

Inventories consisted of the following:

(In thousands)	At September 30, 2022	At December 31, 2021
Finished goods	$7,060	$8,242
Component parts and work-in-process	15,960	10,975
Total inventories	$23,020	$19,217

Note 6. Goodwill and Intangible Assets

Goodwill

In the third quarter of fiscal 2021, we completed the AffloVest Acquisition. The purchase price of the AffloVest product line exceeded the net acquisition-date estimated fair value amounts of the identifiable assets acquired and the liabilities assumed by $31.1 million, which was assigned to goodwill.

Intangible Assets

Our patents and other intangible assets are summarized as follows:

	Weighted-	At September 30, 2022
	Average	Gross
	Amortization	Carrying	Accumulated	Net
(In thousands)	Period	Amount	Amortization	Amount
Definite-lived intangible assets:
Patents	12 years	$829	$157	$672
Defensive intangible assets	3 years	1,125	721	404
Customer accounts	1 year	125	108	17
Customer relationships	12 years	31,000	2,530	28,470
Developed technology	10 years	13,000	1,254	11,746
Subtotal		46,079	4,770	41,309
Unamortized intangible assets:
Tradenames		9,500	—	9,500
Patents pending		499	—	499
Total intangible assets		$56,078	$4,770	$51,308

	Weighted-	At December 31, 2021
	Average	Gross
	Amortization	Carrying	Accumulated	Net
(In thousands)	Period	Amount	Amortization	Amount
Definite-lived intangible assets:
Patents	12 years	$666	$109	$557
Defensive intangible assets	3 years	1,125	592	533
Customer accounts	1 year	125	89	36
Customer relationships	13 years	31,000	742	30,258
Developed technology	11 years	13,000	368	12,632
Subtotal		45,916	1,900	44,016
Unamortized intangible assets:
Tradenames		9,500	—	9,500
Patents pending		565	—	565
Total intangible assets		$55,981	$1,900	$54,081

Amortization expense was $1.0 million and $0.3 million for the three months ended September 30, 2022 and 2021, respectively, and $2.9 million and $0.4 million for the nine months ended September 30, 2022 and 2021, respectively. Future amortization expenses are expected as follows:

(In thousands)
2022 (October 1 - December 31)	$958
2023	3,801
2024	3,780
2025	3,690
2026	3,626
Thereafter	25,454
Total	$41,309

In the third quarter of 2022, we performed our annual goodwill impairment test utilizing both the qualitative and quantitative approach described in FASB ASU No. 2021-03, “Intangibles—Goodwill and Other (Topic 350) – Accounting Alternative for Evaluating Triggering Events. Based on the testing using the qualitative approach, it was determined that it was not more likely than not that the fair value of the reporting unit was less than the carrying value. As a result, it was not deemed necessary to proceed to the quantitative test and no impairment was recognized.

Note 7. Accrued Expenses

Accrued expenses consisted of the following:

(In thousands)	At September 30, 2022	At December 31, 2021
Legal and consulting	$1,835	$1,371
Warranty	1,732	1,851
Travel	918	661
In-transit inventory	589	416
Clinical studies	165	113
Sales and use tax	110	106
Other	1,604	744
Total	$6,953	$5,262

Note 8. Warranty Reserves

The activity in the warranty reserve during and as of the end of the reporting periods presented was as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands)	2022	2021	2022	2021
Beginning balance	$4,818	$5,117	$4,959	$4,841
Warranty provision	589	624	1,586	2,080
Processed warranty claims	(783)	(604)	(1,921)	(1,784)
Ending balance	$4,624	$5,137	$4,624	$5,137

Accrued warranty reserve, current	$1,732	$1,779	$1,732	$1,779
Accrued warranty reserve, non-current	2,892	3,358	2,892	3,358
Total accrued warranty reserve	$4,624	$5,137	$4,624	$5,137

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

As of September 30, 2022, the outstanding balance of the term loan was $24.8 million and the outstanding balance under the revolving credit facility was $25.0 million. As of September 30, 2022, there was no availability under our Credit Agreement.

The term loan and amounts drawn under the revolving credit facility bear interest, at our option, at a rate equal to (a) the highest of (i) the prime rate, (ii) the federal funds rate plus 0.50% and (iii) LIBOR for an interest period of one month plus 1% (the “Base Rate”) plus an applicable margin or (b) LIBOR for an interest period of one, three or six months, at our option, plus the applicable margin. The applicable margin is 0.75% to 2.25% on loans bearing interest at the Base Rate and 1.75% to 3.25% on loans bearing interest at LIBOR, in each case depending on our consolidated total leverage ratio; except that, pursuant to the Second Amendment, during the period commencing on February 22, 2022 and ending on the last day of the fiscal quarter ending June 30, 2023, the applicable margin for LIBOR rate loans is 3.50%. At September 30, 2022, all outstanding borrowings were subject to interest at a rate calculated at LIBOR plus an applicable margin, for an interest rate of 5.93%. Undrawn portions of the revolving credit facility are subject to an unused line fee at a rate per annum from 0.300% to 0.375%, depending on our consolidated total leverage ratio.

Maturities of the term loan for the next three years as of September 30, 2022, are as follows:

(In thousands)	Amount
2022 (October 1 - December 31)	$750
2023	3,000
2024	21,000
Total	$24,750

Our obligations under the Credit Agreement are secured by a security interest in substantially all of our and our subsidiaries’ assets and are also guaranteed by our subsidiaries. The Credit Agreement contains a number of restrictions and covenants, including that we maintain compliance with a maximum leverage ratio, a minimum fixed charge coverage ratio, a minimum consolidated EBITDA covenant, and a minimum liquidity covenant. As of September 30, 2022, we were in compliance with all financial covenants under the Credit Agreement.

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

Buildings

We lease certain office and warehouse space at various locations in the United States where we provide services. These leases are typically greater than one year with fixed, escalating rents over the noncancelable terms and, therefore, ROU operating lease assets and operating lease liabilities are recorded on the Condensed Consolidated Balance Sheets, with rent expense to be recognized on a straight-line basis over the term of the lease. The remaining lease terms vary from approximately one to eight years as of September 30, 2022.

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

Vehicles

We lease vehicles for certain members of our field sales organization under a vehicle fleet program whereby the initial, noncancelable lease is for a term of 367 days, thus more than one year. Subsequent to the initial term, the lease becomes a month-to-month, cancelable lease. As of September 30, 2022, we had approximately nine vehicles with agreements within the initial, noncancelable lease term that are recorded as ROU operating lease assets and operating lease liabilities. In addition to monthly rental fees specific to the vehicle, there are fixed monthly nonlease components that have been included in the ROU operating lease assets and operating lease liabilities. The nonlease components are not significant.

Computer and Office Equipment

We also have operating lease agreements for certain computer and office equipment. The remaining lease terms as of September 30, 2022, ranged from less than one year to approximately four years with fixed monthly payments that are included in the ROU operating lease assets and operating lease liabilities. The leases provide an option to purchase the related equipment at fair market value at the end of the lease. The leases will automatically renew as a month-to-month rental at the end of the lease if the equipment is not purchased or returned.

Lease Position, Undiscounted Cash Flow and Supplemental Information

The table below presents information related to our ROU operating lease assets and operating lease liabilities that we have recorded:

(In thousands)	At September 30, 2022	At December 31, 2021
Right of use operating lease assets	$21,975	$23,984

Operating lease liabilities:
Current	$2,486	$2,506
Non-current	21,506	23,354
Total	$23,992	$25,860

Operating leases:
Weighted average remaining lease term	7.9 years	8.6 years
Weighted average discount rate	4.2%	4.2%

	Nine Months Ended September 30,
	2022	2021
Supplemental cash flow information for our operating leases:
Cash paid for operating lease liabilities	$2,703	$2,411
Non-cash right of use assets obtained in exchange for new operating lease obligations	$49	$6,146

The table below reconciles the undiscounted cash flows for the periods presented to the operating lease liabilities recorded on the Condensed Consolidated Balance Sheet for the periods presented:

(In thousands)
2022 (October 1 - December 31)	$874
2023	3,428
2024	3,418
2025	3,518
2026	3,615
Thereafter	13,249
Total minimum lease payments	28,102
Less: Amount of lease payments representing interest	(4,110)
Present value of future minimum lease payments	23,992
Less: Current obligations under operating lease liabilities	(2,486)
Non-current obligations under operating lease liabilities	$21,506

Operating lease costs were $0.9 million for each of the three months ended September 30, 2022 and 2021. Operating lease costs were $2.8 million and $2.6 million for the nine months ended September 30, 2022 and 2021, respectively.

Major Vendors

We had purchases from one vendor that accounted for 24% of our total purchases for the three months ended September 30, 2022 and purchases from two vendors that accounted for 44% of our total purchases for the nine months ended September 30, 2022. We had purchases from two vendors that accounted for 36% of our total purchases for the three months ended September 30, 2021 and purchases from one vendor that accounted for 24% of our total purchases for the nine months ended September 30, 2021.

Purchase Commitments

We issued purchase orders prior to September 30, 2022, totaling $36.3 million for goods that we expect to receive within the next year.

Retirement Plan

We maintain a 401(k) retirement plan for our employees in which eligible employees can contribute a percentage of their pre-tax compensation. We recorded an expense related to our discretionary contributions to the 401(k) plan of $0.4 million and $0.3 million for the three months ended September 30, 2022 and 2021, respectively, and $1.1 million and $0.9 million for the nine months ended September 30, 2022 and 2021, respectively.

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

On May 24, 2022, a stockholder derivative lawsuit was filed in the United States District Court for the District of Minnesota, purportedly on behalf of the Company against certain present and former officers and directors and the Company (as a nominal defendant), captioned Jack Weaver v. Moen, et al., File No. 0:22-cv-01403-NEB-BRT. This complaint generally arises out of the same subject matter as the Mart lawsuit and alleges the following claims under the Exchange Act and common law: (1) that the director defendants made materially false or misleading public statements in proxy statements in violation of Section 14(a) of the Exchange Act; (2) that the director defendants’ stock and option awards should be rescinded under Section 29(b) of the Exchange Act; (3) that the officer defendants’ employment contract compensation should be rescinded under Section 29(b) of the Exchange Act; (4) that certain officer defendants are liable for contribution arising out of any liability incurred in the Mart lawsuit, under Sections 10(b) and 21D of the Exchange Act; (5) that the individual defendants breached their fiduciary duties; and (6) that the individual defendants were unjustly enriched. The lawsuit seeks unspecified damages. In August 2022, the matter was transferred to the United States District Court for the District of Delaware by order granting the Parties Stipulation to Transfer. It is now captioned Jack Weaver v. Moen, et al., File No. 1:22-cv-01063-GBW. We are defending the action as it proceeds.

Note 11. Stockholders' Equity

Stock-Based Compensation

Our 2016 Equity Incentive Plan (the “2016 Plan”) authorizes us to grant stock options, stock appreciation rights, restricted stock, stock units and other stock-based awards to employees, non-employee directors and certain consultants and advisors. There were up to 4,800,000 shares of our common stock initially reserved for issuance pursuant to the 2016 Plan. The 2016 Plan provides that the number of shares reserved and available for issuance under the 2016 Plan will automatically increase annually on January 1 of each calendar year, commencing in 2017 and ending on and including January 1, 2026, by an amount equal to the lesser of: (a) 5% of the number of common shares of stock outstanding as of December 31 of the immediately preceding calendar year, or (b) 2,500,000 shares; provided, however, that our Board of Directors may determine that any annual increase be a lesser number. In addition, all awards granted under our 2007 Omnibus Stock Plan and our 2003 Stock Option Plan that were outstanding when the 2016 Plan became effective and that are forfeited, expired, cancelled, settled for cash or otherwise not issued, will become available for issuance under the 2016 Plan. Pursuant to the automatic increase feature of the 2016 Plan, 972,591 shares were added as available for issuance thereunder on January 1, 2021. Our Board of Directors exercised its prerogative to forego the automatic increase on January 1, 2022. As of September 30, 2022, 5,916,065 shares were available for future grant pursuant to the 2016 Plan.

Upon adoption and approval of the 2016 Plan, all of our previous equity incentive compensation plans were terminated. However, existing awards under those plans continue to vest in accordance with the original vesting schedules and will expire at the end of their original terms.

We recorded stock-based compensation expense of $2.6 million for each of the three months ended September 30, 2022 and 2021, and $7.7 million for each of the nine months ended September 30, 2022 and 2021. This expense was allocated as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands)	2022	2021	2022	2021
Cost of revenue	$67	$171	$281	$455
Sales and marketing expenses	1,101	1,081	3,352	2,979
Research and development expenses	54	68	175	224
Reimbursement, general and administrative expenses	1,338	1,268	3,873	4,045
Total stock-based compensation expense	$2,560	$2,588	$7,681	$7,703

Stock Options

Stock options issued to participants other than non-employees typically vest over three or four years and typically have a contractual term of seven or ten years. Stock-based compensation expense included in the Condensed Consolidated Statements of Operations for stock options was $0.6 million and $1.0 million for the three months ended September 30, 2022 and 2021, respectively, and $2.0 million and $3.3 million for the nine months ended September 30, 2022 and 2021, respectively. At September 30, 2022, there was approximately $2.2 million of total unrecognized pre-tax stock option expense under our equity compensation plans, which is expected to be recognized on a straight-line basis over a weighted-average period of 1.2 years.

Our stock option activity for the nine months ended September 30, 2022, was as follows:

		Weighted-	Weighted-
		Average	Average	Aggregate
	Options	Exercise Price	Remaining	Intrinsic
(In thousands except options and per share data)	Outstanding	Per Share (1)	Contractual Life	Value (2)
Balance at December 31, 2021	915,224	$39.33	5.0 years	$2,068
Granted	—	$—
Exercised	(90,878)	$1.68		$916
Forfeited	(58,115)	$46.93
Cancelled/Expired	(152,448)	$36.62
Balance at September 30, 2022	613,783	$44.86	4.8 years	$44

Options exercisable at September 30, 2022	402,979	$44.18	4.7 years	$44

(1)	The exercise price of each option granted during the period shown was equal to the market price of the underlying stock on the date of grant.
(2)	The aggregate intrinsic value of options exercised represents the difference between the exercise price of the option and the closing stock price of our common stock on the date of exercise. The aggregate intrinsic value of options outstanding represents the difference between the exercise price of the option and the closing stock price of our common stock on the last trading day of the period.

Options exercisable of 508,184 as of September 30, 2021, had a weighted-average exercise price of $30.45 per share.

Time-Based Restricted Stock Units

We have granted time-based restricted stock units to certain participants under the 2016 Plan that are stock-settled with common shares. Time-based restricted stock units granted under the 2016 Plan vest over one to three years. Stock-based compensation expense included in the Condensed Consolidated Statements of Operations for time-based restricted stock units was $1.5 million and $1.2 million for the three months ended September 30, 2022 and 2021, respectively, and $4.5 million and $3.7 million for the nine months ended September 30, 2022 and 2021, respectively. At September 30, 2022, there was approximately $9.4 million of total unrecognized pre-tax compensation expense related to outstanding time-based restricted stock units that is expected to be recognized over a weighted-average period of 2.0 years.

Our time-based restricted stock unit activity for the nine months ended September 30, 2022, was as follows:

		Weighted-
		Average Grant	Aggregate
	Units	Date Fair Value	Intrinsic
(In thousands except unit and per unit data)	Outstanding	Per Unit	Value (1)
Balance at December 31, 2021	259,147	$42.32	$4,932
Granted	496,302	$15.64
Vested	(93,444)	$46.84
Cancelled	(54,299)	$29.98
Balance at September 30, 2022	607,706	$20.94	$4,734

(1)	The aggregate intrinsic value of restricted stock units outstanding was based on our closing stock price on the last trading day of the period.

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

Stock-based compensation expense recognized for PSUs was $0.3 million and $0.2 million for the three months ended September 30, 2022 and 2021, respectively, and $0.5 million and less than $0.1 million for the nine months ended September 30, 2022 and 2021, respectively. At September 30, 2022, there was approximately $2.2 million of total unrecognized pre-tax compensation expense related to outstanding PSUs that is expected to be recognized over a weighted average period of 2.3 years.

Our performance-based restricted stock unit activity for the nine months ended September 30, 2022, was as follows:

	Performance-	Weighted-
	Based	Average Grant	Aggregate
	Units	Date Fair Value	Intrinsic
(In thousands except unit and per unit data)	Outstanding	Per Unit	Value (1)
Balance at December 31, 2021	54,317	$50.22	$1,034
Granted	131,710	$18.54
Vested	(1,853)	$19.03
Cancelled	(20,147)	$23.18
Balance at September 30, 2022	164,027	$25.11	$1,278

(1)	The aggregate intrinsic value of performance-based restricted stock units outstanding was based on our closing stock price on the last trading day of the period.

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

A total of 1,600,000 shares of common stock was initially reserved for issuance under the ESPP. This share reserve will automatically be supplemented each January 1, commencing in 2017 and ending on and including January 1, 2026, by an amount equal to the least of (a) 1% of the shares of our common stock outstanding on the immediately preceding December 31, (b) 500,000 shares or (c) such lesser amount as our Board of Directors may determine. Pursuant to the automatic increase feature of the ESPP, 194,518 shares were added as available for issuance thereunder on January 1, 2021. Our Board of Directors exercised its prerogative to forego the automatic increase on January 1, 2022. As of September 30, 2022, 1,623,486 shares were available for future issuance under the ESPP. We recognized stock-based compensation expense associated with the ESPP of $0.2 million for each of the three months ended September 30, 2022 and 2021, and $0.7 million and $0.6 million for the nine months ended September 30, 2022 and 2021, respectively.

Note 12. Revenue

We derive our revenue from the sale and rental of our products to our customers in the United States. The following table presents our revenue, inclusive of sales and rental revenue, disaggregated by product line:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands)	2022	2021	2022	2021
Revenue
Lymphedema products	$54,214	$51,636	$146,502	$145,468
Airway clearance products	11,048	861	26,383	861
Total	$65,262	$52,497	$172,885	$146,329

Percentage of total revenue
Lymphedema products	83%	98%	85%	99%
Airway clearance products	17%	2%	15%	1%
Total	100%	100%	100%	100%

Our revenue by channel, inclusive of sales and rental revenue, for the three and nine months ended September 30, 2022 and 2021, are summarized in the following table:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands)	2022	2021	2022	2021
Private insurers and other payers	$36,188	$36,034	$97,726	$99,665
Veterans Administration	6,755	6,737	19,118	19,905
Medicare	11,271	8,865	29,658	25,898
Durable medical equipment distributors	11,048	861	26,383	861
Total	$65,262	$52,497	$172,885	$146,329

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

Rental revenue for the three and nine months ended September 30, 2022 and 2021, was primarily from private insurers. Sales-type lease revenue and the associated cost of revenue for the three and nine months ended September 30, 2022 and 2021, was:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2022	2021	2022	2021
Sales-type lease revenue	$9,717	$8,037	$24,905	$22,114
Cost of sales-type lease revenue	2,992	2,433	7,640	6,501
Gross profit	$6,725	$5,604	$17,265	$15,613

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

The effective tax rate for the three months ended September 30, 2022, was a benefit of 3.3%, compared to an expense of 126% for the three months ended September 30, 2021. The primary driver of the change in the Company’s effective tax rate is attributable to a full valuation allowance being recorded for net deferred tax assets for the current period, whereas no valuation allowance was recorded for 2021. We recorded an income tax benefit of $77 thousand and an expense of $1.9 million for the three months ended September 30, 2022 and 2021, respectively.

The effective tax rate for the nine months ended September 30, 2022, was an expense of 0.5%, compared to a benefit of 24% for the nine months ended September 30, 2021. The primary driver of the change in the Company’s effective tax rate is attributable to a full valuation allowance being recorded for net deferred tax assets for the current period, whereas no valuation allowance was recorded for 2021. We recorded an income tax expense of $0.1 million and a benefit of $1.4 million for the nine months ended September 30, 2022 and 2021, respectively.

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

The Company currently is not under examination in any jurisdictions.

Note 14. Net Loss Per Share

The following table sets forth the computation of our basic and diluted net loss per share:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands, except share and per share data)	2022	2021	2022	2021
Net loss	$(2,279)	$(3,355)	$(22,487)	$(4,316)
Weighted-average shares outstanding	20,139,944	19,790,838	20,021,966	19,676,749
Dilutive effect of stock-based awards	—	—	—	—
Weighted-average shares used to compute diluted net loss per share	20,139,944	19,790,838	20,021,966	19,676,749
Net loss per share - Basic	$(0.11)	$(0.17)	$(1.12)	$(0.22)
Net loss per share - Diluted	$(0.11)	$(0.17)	$(1.12)	$(0.22)

The following common stock equivalents were excluded from the computation of diluted net loss per share for the periods presented because including them would have been anti-dilutive:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Restricted stock units	607,706	190,261	607,706	190,261
Common stock options	613,783	977,076	613,783	977,076
Performance stock units	164,027	60,627	164,027	60,627
Employee stock purchase plan	143,526	38,325	93,592	33,931
Total	1,529,042	1,266,289	1,479,108	1,261,895

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

We have obligations to pay up to $20.0 million in earn-out payments in cash if certain future U.S. revenues of the AffloVest are met. The earn-out liability was valued by employing a Monte Carlo Simulation model in a risk-neutral framework, which is a Level 3 input. The underlying simulated variable includes recognized revenue. The recognized revenue volatility estimate was based on a study of historical asset volatility for a set of comparable public companies. The model includes other assumptions including the market price of risk, which was calculated as the weighted average cost of capital less the long-term risk-free rate. The earn-out liability is adjusted to fair value at each reporting date until settled. Changes in fair value are included in intangible asset amortization and earn-out expenses in our Condensed Consolidated Statements of Operations.

Changes in the earn-out liability measured at fair value using Level 3 inputs were as follows:

(In thousands)
Earn-out liability at December 31, 2021	$6,200
Addition for acquisition	—
Fair value adjustments	10,898
Earn-out liability at September 30, 2022	$17,098

As of September 30, 2022, the earn-out liability totaled $17.1 million, $7.1 million of which was non-current and $10.0 million of which had been earned and is a current liability.

The following provides information regarding fair value measurements for our remaining contingent earn-out liability as of September 30, 2022, and December 31, 2021, according to the three-level fair value hierarchy:

At September 30, 2022
Quoted Prices
	in Active	Significant
	Markets for	Other	Significant
	Identical	Observable	Unobservable
	Assets	Inputs	Inputs
(In thousands)	(Level 1)	(Level 2)	(Level 3)	Total
Recurring Fair Value Measurements:
Earn-out liability	$—	—	$7,098	$7,098
Total	$—	$—	$7,098	$7,098

At December 31, 2021
Quoted Prices
	in Active	Significant
	Markets for	Other	Significant
	Identical	Observable	Unobservable
	Assets	Inputs	Inputs
(In thousands)	(Level 1)	(Level 2)	(Level 3)	Total
Recurring Fair Value Measurements:
Earn-out liability	$—	$—	$6,200	$6,200
Total	$—	$—	$6,200	$6,200

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

Coronavirus (COVID-19)

The United States economy in general and our business specifically have been negatively affected by the COVID-19 pandemic. We have seen adverse impacts as it relates to the decline in the number of patients that healthcare facilities and clinics are able to treat due to enhanced safety protocols, particularly during most of 2021 and during the first quarter of 2022. We have also seen staffing challenges, both in our organization and at the clinics we serve, as another lingering consequence of the COVID-19 pandemic. While we saw some level of recovery in the second and third quarters of 2022, ongoing consequences of the pandemic remain uncertain. There are no reliable estimates of how long the pandemic will last, whether any recovery will be sustained or will reverse course, the severity of any resurgence of COVID-19 or variant strains of the virus, the effectiveness of vaccines and attitudes towards receiving them, or what ultimate effects the pandemic will have. For that reason, we are unable to reasonably estimate the long-term impact of the pandemic on our business at this time.

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

Our current lymphedema products are the Flexitouch and Entre systems and our airway clearance product is the AffloVest. A predecessor to our Flexitouch system received 510(k) clearance from the U.S. Food and Drug Administration (the “FDA”) in July 2002, and we introduced the system to address the many limitations of self-administered home-based manual lymphatic drainage therapy. We began selling our more advanced Flexitouch system after receiving 510(k) clearance from the FDA in October 2006. In September 2016, we received 510(k) clearance from the FDA for the Flexitouch system in treating lymphedema of the head and neck. In June 2017, we announced that we received 510(k) clearance from the FDA for the Flexitouch Plus, the third-generation version of our Flexitouch system. In December 2020, we received 510(k) clearance for two new indications for our Flexitouch Plus system: phlebolymphedema and lipedema. We introduced our Entre system in the United States in February 2013. The Entre system is sold or rented to patients who need a simple pump or who do not yet qualify for insurance reimbursement for an advanced compression device such as our Flexitouch system. Sales and rentals of our lymphedema products represented 85% and 99% of our revenue in the nine months ended September 30, 2022 and 2021, respectively.

On September 8, 2021, we acquired the assets of the AffloVest airway clearance product line from IBC, a privately-held company which developed and manufactured AffloVest. AffloVest is a portable, wearable vest that provides airway clearance to treat patients with chronic respiratory conditions such as bronchiectasis or conditions resulting from neuromuscular disorders. For the nine months ended September 30, 2022 and 2021 sales of AffloVest represented 15% and 1% of our revenue, respectively.

To support the growth of our business, we continue to invest in our commercial infrastructure, consisting of our direct sales force, training resources, reimbursement capabilities and clinical expertise. We market our lymphedema products in the United States using a direct-to-patient and -provider model. The AffloVest device is sold through respiratory durable medical equipment providers throughout the United States that service patients and bill third-party payers for the product. We also employ a small group of respiratory specialists, who educate DME representatives, provide product demonstrations for targeted clinicians and support technical questions related to the AffloVest. As of September 30, 2022, we employed a field staff of 297 Tactile employees, made up of sales representatives, as well as managers, who provide support throughout the United States for our lymphedema and respiratory therapies. This compares to 249 as of September 30, 2021.

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

We rely on third-party contract manufacturers for the sourcing of parts, the assembly of our controllers and the manufacturing of the garments used with our systems. We conduct final assembly of the garments used with our products, perform quality assurance and ship our products from our facility in Minnesota. The AffloVest device continued to be manufactured and shipped by IBC on our behalf pursuant to a Transition Services Agreement through April 30, 2022. On May 1, 2022, we began manufacturing and shipping the AffloVest device from our Minnesota-based facility.

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

For the three months ended September 30, 2022, we generated revenue of $65.3 million and had a net loss of $2.3 million, compared to revenue of $52.5 million and a net loss of $3.4 million for the three months ended September 30, 2021. For the nine months ended September 30, 2022, we generated revenue of $172.9 million and had a net loss of $22.5 million, compared to revenue of $146.3 million and a net loss of $4.3 million for the nine months ended September 30, 2021. Our primary sources of capital since our initial public offering in 2016 have been from operating income and bank financing.

We operate in one segment for financial reporting purposes.

Results of Operations

Comparison of the Three and Nine Months Ended September 30, 2022 and 2021

The following table presents our results of operations for the periods indicated:

	Three Months Ended
	September 30,				Change
(In thousands)	2022		2021		$	%
Condensed Consolidated Statement		% of		% of
of Operations Data:		revenue		revenue
Revenue
Sales revenue	$55,545	85%	$44,460	85%	$11,085	25%
Rental revenue	9,717	15%	8,037	15%	1,680	21%
Total revenue	65,262	100%	52,497	100%	12,765	24%
Cost of revenue
Cost of sales revenue	15,476	24%	13,096	25%	2,380	18%
Cost of rental revenue	2,992	4%	2,433	5%	559	23%
Total cost of revenue	18,468	28%	15,529	30%	2,939	19%
Gross profit
Gross profit - sales revenue	40,069	61%	31,364	60%	8,705	28%
Gross profit - rental revenue	6,725	11%	5,604	10%	1,121	20%
Gross profit	46,794	72%	36,968	70%	9,826	27%
Operating expenses
Sales and marketing	26,583	41%	22,231	42%	4,352	20%
Research and development	1,581	2%	1,409	3%	172	12%
Reimbursement, general and administrative	16,257	25%	14,500	28%	1,757	12%
Intangible asset amortization and earn-out	3,993	6%	195	—%	3,798	N.M. %
Total operating expenses	48,414	74%	38,335	73%	10,079	26%
Loss from operations	(1,620)	(2)%	(1,367)	(3)%	(253)	19%
Other expense	(736)	(2)%	(120)	—%	(616)	N.M. %
Loss before income taxes	(2,356)	(4)%	(1,487)	(3)%	(869)	58%
Income tax (benefit) expense	(77)	—%	1,868	3%	(1,945)	(104)%
Net loss	$(2,279)	(4)%	$(3,355)	(6)%	$1,076	(32)%

“N.M.” Not Meaningful

	Nine Months Ended
	September 30,				Change
(In thousands)	2022		2021		$	%
Consolidated Statement		% of		% of
of Operations Data:		revenue		revenue
Revenue
Sales revenue	$147,980	86%	$124,215	85%	$23,765	19%
Rental revenue	24,905	14%	22,114	15%	2,791	13%
Total revenue	172,885	100%	146,329	100%	26,556	18%
Cost of revenue
Cost of sales revenue	41,366	24%	36,425	25%	4,941	14%
Cost of rental revenue	7,640	4%	6,501	4%	1,139	18%
Total cost of revenue	49,006	28%	42,926	29%	6,080	14%
Gross profit
Gross profit - sales revenue	106,614	62%	87,790	60%	18,824	21%
Gross profit - rental revenue	17,265	10%	15,613	11%	1,652	11%
Gross profit	123,879	72%	103,403	71%	20,476	20%
Operating expenses
Sales and marketing	79,335	46%	61,949	42%	17,386	28%
Research and development	4,949	3%	3,885	3%	1,064	27%
Reimbursement, general and administrative	47,369	27%	42,802	30%	4,567	11%
Intangible asset amortization and earn-out	12,834	8%	294	—%	12,540	N.M. %
Total operating expenses	144,487	84%	108,930	75%	35,557	33%
Loss from operations	(20,608)	(12)%	(5,527)	(4)%	(15,081)	N.M. %
Other expense	(1,765)	(1)%	(154)	—%	(1,611)	N.M. %
Loss before income taxes	(22,373)	(13)%	(5,681)	(4)%	(16,692)	N.M. %
Income tax expense (benefit)	114	—%	(1,365)	(1)%	1,479	(108)%
Net loss	$(22,487)	(13)%	$(4,316)	(3)%	$(18,171)	N.M. %

“N.M.” Not Meaningful

Revenue

Revenue increased $12.8 million, or 24%, to $65.3 million in the three months ended September 30, 2022, compared to $52.5 million in the three months ended September 30, 2021. The increase in total revenue was attributable to an increase of $10.2 million in sales of the airway clearance product line, which includes the AffloVest product acquired on September 8, 2021, and an increase of $2.6 million, or 5%, in sales and rentals of the lymphedema product line in the quarter ended September 30, 2022, compared to the 2021 third quarter.

Revenue increased $26.6 million, or 18%, to $172.9 million in the nine months ended September 30, 2022, compared to $146.3 million in the nine months ended September 30, 2021. The increase in total revenue was attributable to an increase of $25.5 million in sales of the airway clearance product line, which includes the AffloVest product acquired on September 8, 2021, and an increase of $1.0 million, or 1%, in sales and rentals of the lymphedema product line for the nine months ended September 30, 2022. The first nine months of 2022 revenue from the lymphedema product line was adversely affected by the fact that first quarter 2022 revenue was negatively impacted by the prolonged recovery from COVID-19, including the resurgence due to the Omicron variant during the period, which resulted in restricted access to clinics and hospitals and disrupted the recovery in patient visits versus the pre-COVID environment. In addition, the challenging labor market continued to impact our ability to recruit and retain quality candidates for our direct sales force, particularly during the first quarter of 2022.

Revenue from the Veterans Administration represented 10% and 13% of total revenue in the three months ended September 30, 2022 and 2021, respectively. Revenue from the Veterans Administration represented 11% and 14% of total revenue in the nine months ended September 30, 2022 and 2021, respectively. Revenue from Medicare represented 17% of total revenue in each of the three months ended September 30, 2022 and 2021. Revenue from Medicare represented 17% and 18% of total revenue in the nine months ended September 30, 2022 and 2021, respectively.

The following table summarizes our revenue by product line for the three and nine months ended September 30, 2022 and 2021, both in dollars and percentage of total revenue:

	Three Months Ended
	September 30,		Change
(In thousands)	2022	2021	$	%
Revenue
Lymphedema products	$54,214	$51,636	$2,578	5%
Airway clearance products	11,048	861	10,187	N.M.
Total	$65,262	$52,497	$12,765	24%

Percentage of total revenue
Lymphedema products	83%	98%
Airway clearance products	17%	2%
Total	100%	100%

“N.M.” Not Meaningful

	Nine Months Ended
	September 30,		Change
(In thousands)	2022	2021	$	%
Revenue
Lymphedema products	$146,502	$145,468	$1,034	1%
Airway clearance products	26,383	861	25,522	N.M.
Total	$172,885	$146,329	$26,556	18%

Percentage of total revenues
Lymphedema products	85%	99%
Airway clearance products	15%	1%
Total	100%	100%

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

Cost of Revenue and Gross Margin

Cost of revenue increased $3.0 million, or 19%, to $18.5 million in the three months ended September 30, 2022, compared to $15.5 million in the three months ended September 30, 2021. Cost of revenue increased $6.1 million, or 14%, to $49.0 million in the nine months ended September 30, 2022, compared to $42.9 million in the nine months ended September 30, 2021. The increase in cost of revenue in both periods was primarily attributable to the additional contribution of AffloVest sales and an increase in inbound freight costs.

The total gross margin was 72% and 70% of revenue in the three months ended September 30, 2022 and 2021, respectively, and 72% and 71% of revenue in the nine months ended September 30, 2022 and 2021, respectively.

Sales and Marketing Expenses

Sales and marketing expenses increased $4.4 million, or 20%, to $26.6 million in the three months ended September 30, 2022, compared to $22.2 million in the three months ended September 30, 2021. The increase was primarily attributable to a:

●	$4.3 million increase in personnel-related compensation expense as a result of the increased headcount in the collective field commercial team;
●	$0.5 million increase in travel and entertainment expense; and
●	$0.1 million increase related to sales meetings and tradeshows.

These increases were partially offset by a $0.5 million decrease in expenses for new product introduction.

Sales and marketing expenses increased $17.4 million, or 28%, to $79.3 million in the nine months ended September 30, 2022, compared to $61.9 million in the nine months ended September 30, 2021. The increase was primarily attributable to a:

●	$12.7 million increase in personnel-related compensation expense as a result of the increased headcount in the collective field commercial team;
●	$2.6 million increase in travel and entertainment expense;
●	$1.2 million increase related to our annual national sales training meeting;
●	$0.5 million increase related to sales meetings and tradeshows; and
●	$0.4 million increase in expenses for new product introduction.

Research and Development Expenses

Research and development (“R&D”) expenses increased $0.2 million, or 12%, to $1.6 million in the three months ended September 30, 2022, compared to $1.4 million in the three months ended September 30, 2021, which was primarily attributable to an increase in personnel-related compensation expense and R&D supplies.

R&D expenses increased $1.1 million, or 27%, to $5.0 million in the nine months ended September 30, 2022, compared to $3.9 million in the nine months ended September 30, 2021, which was primarily attributable to an increase in personnel-related compensation expense, R&D supplies, and professional services.

Reimbursement, General and Administrative Expenses

Reimbursement, general and administrative expenses increased $1.8 million, or 12%, to $16.3 million in the three months ended September 30, 2022, compared to $14.5 million in the three months ended September 30, 2021. This increase was primarily attributable to a:

●	$1.3 million increase in personnel-related compensation expense as a result of increased headcount in our reimbursement operations, payer relations and corporate functions; and
●	$1.3 million increase in occupancy costs, depreciation expense, and legal and professional fees.

These increases were partially offset by a $0.8 million decrease in acquisition costs.

Reimbursement, general and administrative expenses increased $4.6 million, or 11%, to $47.4 million in the nine months ended September 30, 2022, compared to $42.8 million in the nine months ended September 30, 2021. This increase was primarily attributable to a:

●	$2.7 million increase in occupancy costs, depreciation expense, and legal and professional fees;
●	$2.6 million increase in personnel-related compensation expense as a result of increased headcount in our reimbursement operations, payer relations and corporate functions; and
●	$0.1 million increase in travel and entertainment expenses.

These increases were partially offset by a $0.8 million decrease in acquisition costs.

Intangible Asset Amortization and Earn-out Expense

Intangible asset amortization and earn-out expense increased $3.8 million to $4.0 million in the three months ended September 30, 2022, compared to $0.2 million in the three months ended September 30, 2021. The increase in intangible asset amortization and earn-out expense was partially attributable to the increase in the estimated fair value of our earn-out liability and partially attributable to a full quarter of amortization in the 2022 period versus a half month of amortization in the 2021 period.

Intangible asset amortization and earn-out expense increased $12.5 million to $12.8 million in the nine months ended September 30, 2022, compared to $0.3 million in the nine months ended September 30, 2021. The increase in intangible asset amortization and earn-out expense was primarily attributable to the increase in the estimated fair value of our earn-out liability.

Other Expense, Net

Other expense, net was $0.7 million and $0.1 million for the three months ended September 30, 2022 and 2021, respectively, and was $1.8 million and $0.2 million for the nine months ended September 30, 2022 and 2021, respectively. The increase in both periods was primarily attributable to an increase in interest expense.

Income Taxes

We recorded an income tax benefit of $77 thousand and an income tax expense of $1.9 million for the three months ended September 30, 2022 and 2021, respectively. We recorded an income tax expense of $0.1 million and an income tax benefit of $1.4 million for the nine months ended September 30, 2022 and 2021, respectively. The differences relate to a full valuation allowance being recorded for net deferred tax assets for the current year periods, whereas no valuation allowance was recorded for the 2021 periods.

Liquidity and Capital Resources

Cash Flows

At September 30, 2022, our principal sources of liquidity were cash and cash equivalents of $23.4 million and net accounts receivable of $69.5 million. This compares to cash and cash equivalents of $22.4 million and net accounts receivable of $44.3 million at September 30, 2021.

The following table summarizes our cash flows for the periods indicated:

	Nine Months Ended
	September 30,
(In thousands)	2022	2021
Net cash provided by (used in):
Operating activities	$1,354	$(2,975)
Investing activities	(1,844)	(81,237)
Financing activities	(4,313)	58,758
Net decrease in cash and cash equivalents	$(4,803)	$(25,454)

Operating Activities

Net cash provided by operating activities during the nine months ended September 30, 2022 was $1.4 million, primarily resulting from non-cash net (loss) income adjustments of $23.3 million and a net increase in operating assets and liabilities of $0.6 million, partially offset by a net loss of $22.5 million. The non-cash net (loss) income adjustments consisted primarily of $10.9 million related to a change in fair value of earn-out liability, $7.7 million of stock-based compensation expense and $4.7 million of depreciation and amortization expense. The uses of cash related to changes in operating assets primarily consisted of increases in net investment in leases of $2.6 million, accounts receivable of $2.3 million, inventories of $3.8 million, and prepaid expenses and other assets of $0.3 million. The changes in operating liabilities consisted of increases in accrued expenses and other liabilities of $6.8 million, accounts payable of $6.1 million, and accrued payroll and related taxes of $1.4 million.

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

Investing Activities

Net cash used in investing activities during the nine months ended September 30, 2022, was $1.8 million, consisting of purchases of property and equipment, and patent costs.

Net cash used in investing activities during the nine months ended September 30, 2021, was $81.2 million, primarily consisting of acquisition-related payments of $79.8 million associated with the purchase of the AffloVest business and $1.4 million in purchases of property and equipment, and patent costs.

Financing Activities

Net cash used in financing activities during the nine months ended September 30, 2022, was $4.3 million, primarily consisting of payments of $5.3 million made on our term loan, slightly offset by $1.0 million in proceeds from exercise of common stock options and the issuance of common stock under the ESPP.

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

As of September 30, 2022, the outstanding balance of the term loan was $24.8 million and the outstanding balance under the revolving credit facility was $25.0 million. As of September 30, 2022, there was no availability under our Credit Agreement.

Our obligations under the Credit Agreement are secured by a security interest in substantially all of our and our subsidiaries’ assets and are also guaranteed by our subsidiaries. The Credit Agreement contains a number of restrictions and covenants, including that we maintain compliance with a maximum leverage ratio, a minimum fixed charge coverage ratio, a minimum consolidated EBITDA covenant and a minimum liquidity covenant. As of September 30, 2022, we were in compliance with all financial covenants under the Credit Agreement.

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

As discussed in Note 4 – “Acquisitions” of the condensed consolidated financial statements contained in this report, the initial earn-out payment under the AffloVest Acquisition is $10.0 million, of which we will pay $5.0 million on or before November 28, 2022, and of which we will pay $5.0 million, plus an imputed interest payment of $250,000, on or before May 26, 2023.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2022. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 30, 2022, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, that occurred during the quarter ended September 30, 2022, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

None.

Item 3. Defaults Upon Senior Securities.

Not applicable.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

The exhibits filed as part of this Quarterly Report on Form 10-Q are set forth on the Exhibit Index below.

EXHIBIT INDEX

Incorporated by Reference
Exhibit				Exhibit	Filed
Number	Description of Exhibit	Form	Date of Filing	Number	Herewith

2.1	Amendment to Asset Purchase Agreement, dated as of November 4, 2022, by and between Tactile Systems Technology, Inc. and Movair, Inc. (f/k/a International Biophysics Corporation)				X

3.1	Amended and Restated Certificate of Incorporation, as amended through May 9, 2019	8-K	05/09/2019	3.2

3.2	Amended and Restated By-laws, effective March 10, 2021	8-K	03/12/2021	3.1

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) / 15d-14(a) of the Securities Exchange Act of 1934, as amended				X

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) / 15d-14(a) of the Securities Exchange Act of 1934, as amended				X

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X

101.1

The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2022, formatted in Inline XBRL: (i) Balance Sheets, (ii) Statements of Operations, (iii) Statements of Stockholders’ Equity, (iv) Statements of Cash Flows, and (v) Notes to the Condensed Consolidated Financial Statements

X

104.1	Cover page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101.1)				X

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Tactile Systems Technology, Inc.

Date: November 7, 2022	By:	/s/ Brent A. Moen
Brent A. Moen
Chief Financial Officer
(Principal financial and accounting officer)