Form 10-K
period 2022-12-31
TACTILE SYSTEMS TECHNOLOGY INC
filed 2023-02-21
CIK 1027838

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

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

Large accelerated filer	◻	Accelerated filer	⌧

Non-accelerated filer	◻	Smaller reporting company	☐

Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes   ☐  No   ⌧

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, based on $7.30, the closing price of the shares of common stock on June 30, 2022 (the last business day of the registrant’s most recently completed second fiscal quarter) as reported by The Nasdaq Stock Market LLC on such date, was $146,541,485. The number of shares of registrant’s Common Stock outstanding as of February 17, 2023 was 20,250,951.

Portions of the Registrant’s Definitive Proxy Statement relating to the Annual Meeting of Stockholders, scheduled to be held on May 8, 2023 are incorporated by reference into Part III of this Report.

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

All statements, other than statements of historical facts, contained in this Annual Report on Form 10-K, including statements regarding our business, operations and financial performance and condition, as well as our plans, objectives and expectations for our business, operations and financial performance and condition, are forward-looking statements. In some cases, you can identify forward-looking statements by the following words: "anticipate," "believe," "continue," "could," "estimate," "expect," "intend," "may," "might," "ongoing," "plan," "potential," "predict," "project," "should," "target," "will," "would," or the negative of these terms or other comparable terminology, although not all forward-looking statements contain these words. Forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our results, levels of activity, performance or achievements to be materially different from the information expressed or implied by the forward-looking statements in this Annual Report on Form 10-K. These risks, uncertainties and other factors include, but are not limited to:

●	the impacts of inflation, rising interest rates or a recession;
●	the adequacy of our liquidity to pursue our business objectives;
●	our ability to obtain reimbursement from third-party payers for our products;
●	adverse economic conditions or intense competition;
●	price increases for supplies and components;
●	wage and component price inflation;
●	loss of a key supplier;
●	entry of new competitors and products;
●	compliance with and changes in federal, state and local government regulation;
●	loss or retirement of key executives, including prior to identifying a successor;
●	technological obsolescence of our products;
●	technical problems with our research and products;
●	our ability to expand our business through strategic acquisitions;
●	our ability to integrate acquisitions and related businesses;
●	the impacts of the COVID-19 pandemic on our business, financial condition and results of operations, and our inability to mitigate such impacts;
●	the effects of current and future U.S. and foreign trade policy and tariff actions; and

●	the inability to carry out research, development and commercialization plans.

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

Risks Related to Our Business, Operations and Strategy

-	Current or worsening economic conditions, including inflation, rising interest rates or a recession, could adversely affect our business and financial condition.
-	If we are unable to achieve and maintain adequate levels of coverage or reimbursement for our products, our business and results of operations will be adversely affected.
-	Changes to the level of Medicare coverage or coverage criteria for our products could have an adverse effect on our business and results of operations.
-	We utilize third-party, single-source suppliers for some components and materials used in our products, and the loss of any of these suppliers could have an adverse impact on our business.
-	Our revenue is primarily generated from our lymphedema products and we are therefore highly dependent on these products.
-	We are increasingly dependent on sophisticated information technology and if we fail to effectively maintain or protect our information systems or data, including from cyber-attacks or data breaches, our business could be adversely affected.
-	Consolidation in the healthcare industry could lead to demands for price concessions, which may impact our ability to sell our products at prices necessary to support our current business strategies.
-	Our long-term growth depends on awareness and adoption of our products.
-	If we are unable to expand, manage and maintain our direct sales and marketing organizations, as well as our relationships with distributors, we may not be able to generate anticipated revenue.
-	Physicians and payers may require additional clinical studies prior to prescribing our products or prior to providing or maintaining coverage and reimbursement for our products. Any subsequent clinical studies that are conducted and published may not be positive or consistent with our existing data, which would adversely affect the rate of adoption of our products.
-	The COVID-19 pandemic has had, and may continue to have, an adverse effect on our business, financial condition and results of operations.

Government Regulation, Compliance and Legal Risks

-	We are subject to extensive federal and state regulation, and if we fail to comply with applicable regulations, we could be required to repay amounts previously received, and could suffer severe criminal or civil sanctions or be required to make significant changes to our operations that could adversely affect our business, financial condition and operating results.
-	We are subject to significant regulation by numerous government agencies, including the FDA. We cannot market or commercially distribute our products without obtaining and maintaining necessary regulatory clearances or approvals.

-	If clinical studies of our future products do not produce results necessary to support regulatory clearance or approval in the United States or, with respect to our current or future products, elsewhere, we will be unable to expand the indications for or commercialize these products.
-	If the third parties on which we rely to conduct our clinical trials and to assist us with pre-clinical development do not perform as contractually required or expected, we may not be able to obtain regulatory clearance or approval for or commercialize our products.
-	If we fail to comply with state and federal fraud and abuse laws, including anti-kickback, false claims and anti-inducement laws, we could face substantial penalties and our business, operations and financial condition could be adversely affected.
-	Failure to maintain the licenses and accreditations necessary to operate under our direct-to-patient and -provider model would adversely affect our business.
-	Our products are currently made available to authorized users of the Department of Veterans Affairs Federal Supply Schedule and if we were no longer eligible to sell our products through such channel, our business may be adversely affected.

Financial Condition, Credit and Tax Risks

-	If we fail to maintain proper and effective internal control over financial reporting, our ability to produce accurate and timely financial statements could be impaired, which could harm our operating results, investors' views of us and, as a result, the value of our common stock.
-	The level of our indebtedness under our credit facility may adversely impact us, and the phase-out, replacement or unavailability of LIBOR and/or other interest rate benchmarks could adversely affect our indebtedness.
-	Our credit facility contains covenants that restrict our business and financing activities, and the property that secures our obligations under the credit facility may be subject to foreclosure.

Risks Related to Ownership of Our Common Stock

-	The trading price of the shares of our common stock has been and could continue to be highly volatile, and purchasers of our common stock may not be able to resell their shares of our common stock at or above the price at which they purchased their shares and could incur substantial losses.

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

We employ a direct-to-patient and -provider model within our lymphedema portfolio, through which we obtain patient referrals from clinicians, manage insurance claims on behalf of our patients and their clinicians, deliver our solutions directly to patients and train them on the proper use of our solutions. This model allows us to engage directly with patients and clinicians, which are both critical audiences to which we can provide clinical evidence and education. For our respiratory therapy products, we have a durable medical equipment (“DME”) distribution model, utilizing mature comprehensive respiratory DME providers to service patients. We sell the AffloVest product to accredited DME providers. They gather and submit documentation for payer reimbursement, train patients on use of the device, and provide ongoing patient support. For the year ended December 31, 2022, we generated revenue of $246.8 million and had a net loss of $17.9 million. Our revenue increased 19% during the year ended December 31, 2022, compared to the year ended December 31, 2021.

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

Our current lymphedema products are the Flexitouch and Entre systems. A predecessor to our Flexitouch system received 510(k) clearance from the U.S. Food and Drug Administration (the “FDA”) in July 2002, and we introduced the system to address the many limitations of self-administered home-based manual lymphatic drainage therapy. We began selling our more advanced Flexitouch system after receiving 510(k) clearance from the FDA in October 2006. In September 2016, we received 510(k) clearance from the FDA for the Flexitouch system in treating lymphedema of the head and neck. In June 2017, we announced that we received 510(k) clearance from the FDA for the Flexitouch Plus, the third-generation version of our Flexitouch system. In December 2020, we received 510(k) clearance for two new indications for our Flexitouch Plus system: phlebolymphedema and lipedema. We introduced our Entre system in the United States in February

2013. The Entre system is sold or rented to patients who need a simple pump or who do not yet qualify for insurance reimbursement for an advanced compression device such as our Flexitouch system. Sales and rentals of our lymphedema products generated $212.3 million, or 86%, of our revenue in 2022, and $202.9 million, or 98%, of our revenue in 2021.

On September 8, 2021, we acquired the assets of the AffloVest airway clearance product line from International Biophysics Corporation (“IBC”), a privately-held company which developed and manufactured AffloVest. AffloVest is a portable, wearable vest that provides airway clearance to treat patients with chronic respiratory conditions such as bronchiectasis or conditions resulting from neuromuscular disorders. The AffloVest product line generated $34.5 million, or 14%, of our revenue in 2022 and $5.1 million, or 2%, of our revenue in 2021.

To support the growth of our business, we invest in our commercial infrastructure, consisting of our direct sales force, DME sales team, patient training resources, reimbursement capabilities and clinical expertise. We are a national, accredited provider of home medical equipment services approved for coverage by private payers, Medicare, the Veterans Administration and certain Medicaid programs in the United States. Our field commercial team is focused on increasing clinician awareness of our lymphedema solutions. As of December 31, 2022, we employed a field staff of 287, which consisted of 250 field sales representatives and 24 field managers for our lymphedema products, as well as a team of 13 supporting our airway clearance products. This compares to a field staff of 262 as of December 31, 2021, which consisted of approximately 233 field sales representatives and 19 field managers for our lymphedema products, as well as a team of 10 supporting our airway clearance products.

In concert with COVID-19 social distancing requirements and recommendations, beginning in 2020, our patient training model includes both in-person training and virtual patient training options. This provides additional options for us to connect with patients to ensure they receive the appropriate training, while protecting the health and limiting the exposure of both our trainers and patients. In 2022, we provided patient training primarily through a team of employee trainers to educate patients on the proper use of our solutions.

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

Health insurance coverage for our Flexitouch and Entre systems is in place with private payers, Medicare, the Veterans Administration and certain Medicaid programs. Based on our estimates, we are contracted or enrolled as an in-network provider with payers covering nearly 275 million lives in the United States. In 2022 we served over 65,000 patients with our compression therapy devices and cumulatively have served over 395,000 patients since they launched. This compares to over 330,000 patients cumulatively as of December 31, 2021.

AffloVest also benefits from a relatively mature reimbursement landscape. Health insurance coverage is in place for High Frequency Chest Wall Oscillation (“HFCWO”) vest therapy with Medicare and most private insurers. Respiratory DME partners serve the role of receiving prescriptions, verifying coverage criteria, shipping, billing and training the patient.

Coronavirus (COVID-19)

The United States economy in general and our business specifically have been negatively affected by the COVID-19 pandemic. We have seen adverse impacts as it relates to the decline in the number of patients that healthcare facilities and clinics are able to treat due to enhanced safety protocols, including during most of 2021 and the first quarter of 2022. We have also seen staffing challenges, both in our organization and at the clinics we serve, as another lingering consequence of the COVID-19 pandemic. While we saw some level of recovery in 2022 after the first quarter, ongoing consequences of the pandemic remain uncertain. There are no reliable estimates of how long the pandemic will last, whether any recovery will be sustained or will reverse course, the severity of any resurgence of COVID-19 or variant strains of the virus, the effectiveness of vaccines and attitudes towards receiving them, or what ultimate effects the pandemic will have. For that reason, we are unable to reasonably estimate the long-term impact of the pandemic on our business at this time.

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

Market Opportunity

Lymphedema and CVI are costly and lifelong conditions with debilitating physical and psychological impacts on patients. Based on a study performed by Dr. Steven Dean et al., it is estimated that more than 16 million people in the United States are living with lymphedema due to CVI. This, in addition to the estimated five million individuals living in the U.S. with cancer-related and primary lymphedema, increases the prevalence estimates to over 20 million individuals. For people with cancer, the build-up of lymph fluid can be caused by surgery, especially when lymph nodes are removed, radiation therapy that can damage lymph nodes and vessels, infections that damage surrounding tissue or cause scarring, and other conditions.

In the fourth quarter of 2016 we expanded the indications for use of the Flexitouch system. We received U.S. FDA clearance to market a first-of-its-kind system to treat patients suffering from lymphedema of the head and neck, a frequent consequence of head and neck cancer and its treatment. Patient symptoms often include significant skin changes, pain and discomfort, as well as difficulty breathing and swallowing. The American Cancer Society estimates that there are 430,000 survivors of head and neck cancers in the United States, and more than 65,000 new patients are diagnosed each year. In a 2016 clinical publication, researchers at Vanderbilt University School of Medicine estimated that more than 75% of patients with head and neck cancer develop lymphedema requiring treatment. Our Flexitouch head and neck system is the only pneumatic compression device with an indication to treat patients suffering from debilitating head and neck lymphedema. We estimate the market opportunity for our Flexitouch head and neck system is approximately $1 billion in the United States, which is based on 75% of the total number of patients suffering from cancers of the head and neck and our average selling price per device. In June 2020, a study published in Supportive Care in Cancer recognized the effectiveness of Flexitouch in treating patients with head and neck related lymphedema. The study, led by Vanderbilt University was a pilot randomized clinical trial reflecting statistically significant reductions in swelling, pain and improvements in the ability to swallow. In addition, in September 2021, we initiated a randomized, controlled clinical trial evaluating the effectiveness of our Flexitouch Plus system for the treatment of head and neck lymphedema. We believe this study will represent the largest randomized, controlled clinical trial ever conducted for the treatment of head and neck cancer-related lymphedema. The trial will consist of approximately 250 subjects enrolled at ten clinical sites and will span three years.

Current Treatment and Limitations

A traditional treatment for lymphedema is complete decongestive therapy consisting of manual lymphatic drainage, which is a specialized application of gentle pressure to the skin applied by a trained therapist that encourages drainage of lymph fluid, as well as decongestive exercises, skin care and compression with multilayered bandages, compression garments or pumps. Typically, this therapy begins with clinic visits three to five times per week for four to eight weeks, which is costly, inconvenient for the patient, and time consuming. Access to therapy clinics can also be limited, leading to many patients not completing their prescribed in-clinic treatments. Following the in-clinic visits, typically clinical improvement plateaus or reimbursement for the therapy ends, and patients transition to self-administered home-based care. Manual lymphatic drainage is difficult for patients to self-administer due to limited range of motion and treatment techniques that are difficult to replicate, and pump-based compression using simple pumps can be uncomfortable and has not demonstrated the clinical and economic benefits of our Flexitouch advanced pneumatic pump. To address these limitations, our at-home Flexitouch system was developed to provide automated lymphatic drainage therapy through an advanced, easy-to-use, self-applied at-home system. Peer-reviewed, published studies have shown that our Flexitouch system provides improved quality of life and clinical outcomes and delivers significant cost savings to payers and patients.

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

In 2022, three independent societies’ consensus endorsements were published in Phlebology: The Journal of Venous Disease. Experts from the American Venous Forum, American Venous and Lymphatic Society and Society for Vascular Medicine provided the consensus guidance on diagnosis and patient treatment pathways for lymphedema. Over a majority of the panel (92%) agreed with the statement that sequential pneumatic compression should be recommended for lymphedema patients, with 34% strongly agreeing. In addition, 72% of the panel agreed with the statement that all patients with CVI (stages C3-C6) should be considered as lymphedema patients, with 38% strongly agreeing.

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

Our Strategy

Our goal is to become a leader in the at-home treatment of underserved chronic diseases. We intend to leverage our established product, service and fulfillment platforms to be a global provider of clinically proven easy-to-use and cost-effective solutions. The key elements of our strategy include:

●	Increase awareness of our solutions and establish them as the standards of care. We believe that many patients with lymphedema, chronic venous insufficiency and chronic respiratory conditions remain undiagnosed or undertreated. We intend to further educate physicians, nurses, therapists, patients, payers and DME providers to raise awareness of these diseases, the associated health burdens of such diseases on patients and society, and the clinical and economic benefits of using our products. Further, we intend to continue promoting this awareness through training and educating clinicians, advertising campaigns, exhibiting at tradeshows and physician meetings and publishing additional clinical and economic outcome data demonstrating the benefits of our solutions. Our ongoing marketing initiatives focus on increasing referrals from physicians trained in the diagnosis and treatment of venous and lymphatic diseases, oncology and chronic respiratory conditions. In addition, we plan to launch more extensive direct-to-provider and patient marketing programs that we believe will further increase awareness of our solutions.
●	Utilize direct sales and customer support teams. We rely on a large direct sales force and marketing organization to drive greater product adoption by patients suffering from lymphedema and CVI and their clinicians. We also intend to expand and support our respiratory DME channels, in an effort to help demonstrate HFCWO as a staple among the host of treatments they bring to chronic respiratory patients. We intend to strengthen our distribution network by continuing to recruit, train and retain talented sales representatives. With an expanded sales force, our goal is to expand the existing prescriber base.
●	Demonstrate ongoing innovation to grow our technology platform and expand adoption of our therapies. We are actively developing new products and features for our portfolio in order to expand the number of patients using our products and allow us to enter new clinical adjacencies. We pursue both internal research, design and development, and also work with external collaborators to expand our product offerings. In addition, we evaluate opportunities to license or acquire additional technologies and products to expand our total addressable market opportunity.
●	Continue the development of clinical and economic outcome data. A key part of our success is our ability to demonstrate the effectiveness of our products through clinical and economic outcome data. We intend to invest in additional studies to support peer-reviewed, published articles that evidence the clinical and economic benefits of our solutions as compared to traditional treatments. We intend to use these data to continue to educate clinicians, payers and patients on the proven advantages of our products compared to other therapies and expand our network of key opinion leader advocates.
●	Expand third-party reimbursement. Most of our products are covered under existing reimbursement codes, and we have secured coverage for our solutions with commercial payers, Medicare, the Veterans Administration and certain Medicaid programs. Our team has experienced significant success in obtaining positive coverage policies from payers by developing direct relationships with payer decision-makers, leveraging our relationships with physician societies and key opinion leaders, providing clinical data, demonstrating the efficacy of our products and educating payers on the limitations of traditional treatments. We intend to continue this strategic approach to further expand coverage for our solutions, as well as to meet payer-specific requirements on behalf of patients.

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

Our Flexitouch Plus system consists of an electronic controller unit that offers 17 treatment settings and multiple contoured garment configurations for the trunk, chest, head, neck and the arm or leg. Our Flexitouch Plus is the only pneumatic compression system offering the flexibility for treating upper and lower extremities, the trunk and chest, and the head and neck. The electronic controller is a pneumatic compressor with four connector outlets. Each connector has eight outflow ports into which the garment hoses are connected. Our unique garments contain up to 32 air chambers, are made of a soft, pliable fabric and are designed with zippers and hook-and-loop fasteners to fit snugly around affected areas for maximum comfort and optimum pressure delivery. The garments come in a variety of sizes that can be easily adjusted to patients of all sizes. When our system is activated, air passes through the hoses, delivering sequential inflation and deflation to the garments and applying gentle pressure to the skin. The inflation sequence is designed to stimulate the lymphatic system, moving lymph fluid from the impaired areas toward healthy regions of the body.

The electronic controller unit adjusts the amount of pressure and the timing of the pressure and release cycles. This unit is lightweight and easily portable, providing maximum convenience for at-home treatment. A typical therapy session using our Flexitouch Plus system lasts up to one hour, with additional treatment options available if prescribed by a clinician. Beginning in November 2022, Flexitouch Plus controllers include Bluetooth capability that enables therapy data from the controller to be reported through Kylee, a companion application.

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

Kylee

In 2022, we introduced Kylee™, a free mobile application to help patients learn about lymphedema, track their symptoms and treatment, and share their progress with their doctor. The purpose behind Kylee is to help support and encourage patients to embrace self-care and become more educated about their condition. Our customers can use Kylee to track their orders for our devices and view onboarding tutorials for using the device. Once a patient starts using the device, they can use Kylee to record their treatments and symptoms, and capture photos of their condition for sharing with their healthcare team. Flexitouch Plus controllers include Bluetooth technology, which is now viewable using Kylee.

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

Sales and Marketing

Unlike many of our competitors, we utilize a direct-to-patient and -provider model to market our lymphedema products directly to patients and clinics, providing high-quality customer service and capturing both the manufacturer and distributor margins. The direct channel allows us to focus on two of our primary call points, vascular and oncology.

For AffloVest, we utilize the respiratory DME channel as our go-to-market method. Our utilization of DME representatives gives us access to a larger channel than competitors that market and sell directly. The respiratory DME channel also already serves the chronic respiratory community, enabling them to identify candidates who are regularly on other respiratory therapies (such as oxygen, nebulizers, non-invasive ventilators, etc.) and who might benefit from the use of our AffloVest. The below chart reflects these models:

Our direct-to-patient and -provider lymphedema business is composed of a direct sales force, patient training and support, reimbursement capabilities and medical expertise to educate, expand awareness, coordinate referrals and obtain payment for our products.

The chart below describes our U.S. direct-to-patient and -provider model for our lymphedema business.

We sell the AffloVest to DME providers in the U.S. that service patients and bill third-party payers for the product. The DME providers obtain the prescription and coordinate with patients and payers to determine insurance eligibility and payment. These DME providers are staffed by trained respiratory therapists who are required in some states to set up patients on at-home prescription respiratory therapies like AffloVest. We market to, and educate, DME providers and clinicians about the AffloVest advantages. As of December 31, 2022, we also employed a small group of respiratory specialists, who educate DME provider representatives, provide product demonstrations for targeted clinicians and support technical questions related to the AffloVest.

The chart below describes our DME model.

As of December 31, 2022, we employed a field staff of 287 Tactile employees, made up of sales representatives, as well as managers, who provide support throughout the United States for our lymphedema and respiratory therapies.

Our marketing team leads our efforts in brand development, product messaging, tradeshow attendance, medical educational forums, website development, social media and advertising.

Reimbursement, Payer Relations and Customer Support Process

Private insurers and other payers represented approximately 57% and 68% of our revenue in 2022 and 2021, respectively, while Medicare represented approximately 19% and 17% of our revenue in 2022 and 2021, respectively, Veterans Administration hospitals represented approximately 10% and 13% of our revenue in 2022 and 2021, respectively, and DME distributors represented approximately 14% and 2% of our revenue in 2022 and 2021, respectively. When we sell our solutions directly to patients, we generally bill third-party payers, such as commercial insurance or Medicare, on behalf of our patients and bill the patient for their copayment obligations and deductibles.

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

We have strong and established payer relationships, including most of the largest private payers in the United States. Based on our estimates, we are contracted or enrolled as an in-network provider with payers covering nearly 275 million lives. These contracts allow us to be an in-network provider for patients, enabling them to access our systems at a competitive rate and copay comparable to other suppliers and easing our administrative burden in processing authorizations and claims. We have enjoyed a consistent commercial payer approval rate of greater than 80% for the last six years, and a greater than 90% Medicare claims submitted approval rate for the last six years (post-arbitration and based on the number of claims, not dollar amount of claims, submitted across all our products). We began doing business with Medicare in 2007. We have an in-depth understanding of specific payer coverage criteria, and our submission materials are tailored to address an individual payer's distinct requirements. Our dedicated customer service team is available to answer patient questions regarding reimbursement, account status, device operation and troubleshooting during normal business hours. We receive no additional reimbursement for patient support, but provide high-quality customer service and continuity to enhance patient comfort, satisfaction, compliance and safety with our products.

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

Research and Clinical Operations

We are committed to ongoing research and development as part of our efforts to be at the forefront of physician and patient preference in the area of chronic disease, especially lymphedema, cancer-related lymphedema, chronic venous insufficiency, bronchiectasis and other chronic respiratory conditions. Our research and development and clinical operations functions include scientists, clinical monitors and project managers with expertise in pneumatics, electronics, garment design, embedded software, mechanical design, sensors, manufacturing technologies and clinical trial management. Our current research and development efforts are focused primarily on increasing efficacy, improving design for ease-of-use, enhancing clinical functionality and reducing production costs of our solutions. Our clinical development efforts are focused on further differentiating our products from our competitors. We coordinate our development efforts with our intellectual property strategies in order to enhance our ability to obtain patent and other intellectual property protection. Our research and development expenses, including spending on our clinical evidence development efforts, totaled $7.1 million and $5.7 million for the years ended December 31, 2022 and 2021, respectively.

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

We have implemented a quality management system designed to comply with FDA regulations and International Standards Organization, or ISO, standards governing medical device products. In the United States, we and some of our manufacturers are required to manufacture our products in compliance with the FDA's Quality System Regulation, which covers the methods and documentation of the design, testing, control, manufacturing, labeling, quality assurance, packaging, storage and shipping for our products. We maintain a quality management system to control compliance with such requirements and have procedures in place designed to ensure that all products and materials purchased by us conform to our requirements and FDA regulations. Our quality management system has been certified to ISO 13485:2003 in 2012, 2014 and 2017, and to ISO 13485:2016 in 2019, 2020, 2021 and 2022. In 2021, we also received our Medical Device Single Audit Program (“MDSAP”) certification. An MDSAP allows an MDSAP-recognized Auditing Organization to conduct a single regulatory audit of a medical device manufacturer that satisfies the relevant requirements of the regulatory authorities participating in the program. Many of our manufacturers’ quality management systems also have been certified to ISO.

Order Fulfillment and Patient Education

With respect to our Flexitouch and Entre systems, once we have a complete patient order and appropriate documentation from the payer, we package and ship the system, configured to their physician's prescription, directly to the patient. We utilize third-party carriers for delivery and pick up of our devices. After delivery and when requested by our patient, we coordinate a virtual or at-home visit from one of our trainers to provide education and instruction on use and care of their therapy system. These trainers are professionally trained and instructed on proper use of our products. Patient visits are coordinated from our offices in Minneapolis and training sessions are assigned by our staff. Additional materials including training videos and support content is available on our website to support patients and their training needs. Kylee™ allows patients to manage their conditions by tracking treatments and symptoms, as well as having direct access to educational resources.

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

Competition

The pneumatic compression pump market is composed of a number of manufacturers and distributors of pneumatic compression pumps. Our most significant manufacturing competitors are Bio Compression Systems, Inc. and Lympha Press USA. Other competitors are Koya Medical, Inc. and Aria Health.

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

Competitors within the airway clearance market consist largely of three other HFCWO vest manufacturers: Baxter (formerly Hill-Rom), Philips Medical and Electromed. While we believe AffloVest’s portability and our use of DME distributors are differentiators, we anticipate that given the size of the airway clearance market, we will continue to see vigorous competition. We intend to further expand and support our respiratory DME relationships, as well as invest in product development to better support this still-underserved area.

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

The U.S. Foreign Corrupt Practices Act and Other Anti-Corruption Laws.    We may be subject to a variety of domestic and foreign anti-corruption laws with respect to our regulatory compliance efforts and operations. The U.S. Foreign Corrupt Practices Act, commonly known as the FCPA, is a criminal statute that prohibits an individual or business from paying, offering, promising or authorizing the provision of money (such as a bribe or kickback) or anything else of value (such as an improper gift, hospitality, or favor), directly or indirectly, to any foreign official, political party or candidate for the purpose of influencing any act or decision in order to assist the individual or business in obtaining, retaining, or directing business or other advantages (such as favorable regulatory rulings). In addition to the FCPA, there are other federal and state anti-corruption laws to which we may be subject, including, the U.S. domestic bribery statute contained in 18 USC § 201 (which prohibits bribing U.S. government officials) and the U.S. Travel Act (which in some instances addresses private-sector or commercial bribery both within and outside the United States). Also, a number of other countries have their own domestic and international anti-corruption laws, such as the UK Bribery Act 2010.

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

The European Union is the primary regulator in Europe, which has adopted numerous directives/regulations and has promulgated standards regulating the design, manufacture, clinical trials, labeling and adverse event reporting for medical devices. Medical devices that comply with the requirements of applicable directives/regulations will be entitled to bear the CE conformity marking, indicating that the device conforms with the essential requirements of the applicable directives/regulations and, accordingly, can be commercially distributed throughout the member states of the European Union, and other countries that comply with or mirror these directives. At this time, we have no products that are CE marked.

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

CMS, which is the agency within the Department of Health and Human Services that administers both Medicare and Medicaid, has the authority to decline to cover particular products or services if it determines that they are not "reasonable and necessary" for the treatment of Medicare beneficiaries. A coverage determination for a product, which establishes the indications that will be covered, and any restrictions or limitations, can be developed at the national level by CMS through a National Coverage Determination, or NCD, or at the local level through a Local Coverage Determination, or LCD, by a regional Medicare Administrative Contractor, which is a private contractor that processes and pays claims on behalf of CMS for the geographic area where the services were rendered. Obtaining a coverage determination, whether an NCD or LCD, is a time-consuming, expensive and highly uncertain endeavor, especially for a new device. Under a NCD that has been effective since January 14, 2002, pneumatic compression devices, or PCDs, including our products, are covered for the treatment of lymphedema or for the treatment of chronic venous insufficiency with venous stasis ulcers. A LCD, administered by the four Medicare Administrative Contractors responsible for processing durable medical equipment claims, sets forth additional coverage criteria that impacts Medicare coverage for our products. Our Medicare business was 19% of revenue in 2022 compared to 17% in 2021.

Because Medicare criteria is extensive, we have a team dedicated to educating prescribers to help them understand how Medicare policy affects their patients and the medical record documentation needed to meet Medicare requirements. We maintain open communication with physician key opinion leaders and with Medicare contractors to provide data as it becomes available that could potentially influence coverage decisions. We also continue to closely monitor our Medicare business to identify trends that could have a negative impact on certain Medicare patients' access to our products, which in turn could have an adverse effect on our business and results of operations.

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

Patents

Our patent portfolio consists of three sets of patents, including patents relating to our Flexitouch system and other wearable compression-related technologies. As of December 31, 2022, we owned about 188 issued patents globally, of which 62 were issued U.S. patents. As of December 31, 2022, we owned about 30 pending patent applications pending globally, of which 9 were pending patent applications in the United States. Our U.S. issued patents have varying patent terms, expiring between 2023 and through at least 2040, subject to payment of required maintenance fees, annuities and other charges. U.S. patents covering various aspects of our Flexitouch system expired in 2017.

Trademarks

We have registered the trademarks Tactile Medical, Flexitouch, the Flexitouch logo design, Entre, AffloVest, and AffloVest Pro with the United States Patent and Trademark Office on the Principal Register. We rely in the United States on common law rights to the Tactile Medical design trademark. The Tactile Medical trademark is registered in Australia and Japan, and the AffloVest trademark is registered in Australia, the European Union, New Zealand and the United Kingdom.

Seasonality

Our business is affected by seasonality. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Seasonality.”

Human Capital Resources

As a company, our focus is on developing and selling solutions that help increase clinical efficacy, reduce overall healthcare costs and improve the quality of life for patients with chronic conditions by treating them at home. We believe the strength of our employees is the cornerstone to achieving these goals. As of December 31, 2022, we had 982 employees. We have 566 employees who are based throughout the United States, as well as 416 employees who are primarily based in our corporate/manufacturing locations in the Minneapolis metropolitan area. Our employees are our most important resource and they set the foundation for our ability to achieve our strategic objectives.

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

Total Rewards: Rewarding and supporting our employees is essential to Company morale. To maintain a competitive salary and benefits package, we utilize an independent third party to evaluate employee compensation. We continue to explore and utilize benefits options in line with our growing and diverse workforce to attract and retain top talent. These benefits include but are not limited to retirement savings, an employee stock purchase plan, a variety of health insurance options, including dental and vision, discounts on healthy foods and fitness memberships, disability insurance, paid maternity/paternity leave, and a company volunteer program implemented in 2022 providing employees paid time to give back to the community. Our Remote Work Policy also allows for a flexible work schedule and location, depending on business needs and the specific role.

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

Fair Labor Practices: We seek fair labor practices throughout our business, including from our partners and key suppliers who share our values for human rights, dignity, and respect. We have adopted a Human Rights Policy formalizing this commitment and implemented a Supplier Code of Conduct, requiring from our suppliers the same commitment to human rights, fair labor practices, and anticorruption that we value here at Tactile Medical.

Health and Safety: The health and safety of our employees is a vital aspect to the success of the Company. We provide all employees training on workplace safety and require employees to follow standards and practices supporting a safe and healthy work environment.

Talent and Retention: In 2022, we continued to focus on recruitment, hiring, and retention to ensure high quality talent and a strong fit for specific roles and the Company. Our recruitment efforts are expanding through strong recruiting and hiring processes, as well as utilization and enhancements of our recruiting platform we implemented in 2021. The company intranet facilitates employee inclusion, provides resources, and advances transparent communication efforts. We have also implemented an internal platform for employees to acknowledge achievements of colleagues and highlight company values, encouraging a culture of collaboration and positive reinforcement.

We continue to be diligent and remain focused on our employee engagement strategies, including through exit interview analyses, talent management and retention risk analyses and an employee engagement survey that we rolled out in December 2022.

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

Risks Related to Our Business, Operations and Strategy

Current or worsening economic conditions, including inflation, rising interest rates or a recession, could adversely affect our business and financial condition.

General global economic downturns and macroeconomic trends, including heightened inflation, capital market volatility, interest rate fluctuations, and economic slowdown or recession, may result in unfavorable conditions that could negatively affect demand for our products and exacerbate some of the other risks that affect our business, financial condition and results of operations. Further, current or worsening economic conditions may adversely impact payment terms or rates, and the amount spent on healthcare generally, which could result in decreased demand for our products.

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

Further, we believe that future coverage and reimbursement may be subject to increased restrictions, such as additional preauthorization requirements. If we are unable to satisfy any new preauthorization requirements or adjust to any future new restrictions on our products, third-party coverage and reimbursement may be limited in the future, which could have an adverse impact on our business.

In addition, payers often conduct routine audits and request customer records and other documents to support our claims submitted for payment. Recent increases in the frequency and scope of such audits, as well as findings as a result of such audits, could lead to our inability to collect receivables, or require us to repay amounts previously received, which could adversely affect our business and results of operations.

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

Our revenue is primarily generated from our lymphedema products and we are therefore highly dependent on these products.

Our lymphedema products accounted for 86% and 98% of our revenue for the years ended December 31, 2022 and 2021, respectively. We expect that sales of our lymphedema products will continue to account for a majority of our revenue going forward. Therefore, our ability to execute our growth strategy will depend not only upon increasing awareness of lymphedema, but also on the adoption of our products to treat this condition. Many physicians and clinicians may have experience with, and/or invested substantial resources in, developing expertise in traditional or alternative treatments for lymphedema, which may make them less willing to adopt our products. If our lymphedema products fail to achieve wide market acceptance for any reason, our business, financial condition and results of operations could be adversely affected.

We are increasingly dependent on sophisticated information technology and if we fail to effectively maintain or protect our information systems or data, including from cyber-attacks or data breaches, our business could be adversely affected.

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

Our information systems, and those of third-party vendors with whom we contract, require an ongoing commitment of significant resources to maintain, protect and enhance existing systems and develop new systems to keep pace with continuing changes in information technology, evolving systems and regulatory standards and the increasing need to protect patient, customer and employee information, including personally-identifiable information. In addition, given their size and complexity, these systems could be vulnerable to service interruptions or to security breaches from inadvertent or intentional actions by our employees, third-party vendors and/or business partners, or from cyber-attacks by malicious third parties attempting to gain unauthorized access to our products, systems or confidential information (including, but not limited to, intellectual property, proprietary business information and personal information of our patients, customers and employees).

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

In addition, we accept payments for many of our sales through credit and debit card transactions, which are handled through a third-party payment processor. As a result, we are subject to a number of risks related to credit and debit card payments, including that we pay interchange and other fees, which may increase over time and could require us to either increase the prices we charge for our products or experience an increase in our costs and expenses. In addition, as part of the payment processing process, we transmit our patients' and clinicians' credit and debit card information to our third-party payment processor. We may in the future become subject to lawsuits or other proceedings for purportedly fraudulent transactions arising out of the actual or alleged theft of our patients' credit or debit card information if the security of our third-party credit card payment processor is breached. We and our third-party credit card payment processor are also subject to payment card association operating rules, certification requirements and rules governing electronic funds transfers, which could change or be reinterpreted to make it difficult or impossible for us to comply. Failure to comply with these rules or requirements may result in fines and higher transaction fees, or we may lose the ability to accept credit and debit card payments from our patients, and there may be an adverse impact on our business.

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

A primary growth strategy is to establish our products as the standard of care for the treatment of chronic diseases. In order to achieve this growth strategy, we must:

●	increase clinician and consumer awareness of these diseases, which are often underserved;
●	introduce the clinical and economic benefits of our solutions to physicians, therapists and other clinicians across several specialties and in various clinical settings; and
●	demonstrate consistent coverage and reimbursement for our solutions by private payers, Medicare, the Veterans Administration and certain Medicaid programs.

Clinicians may not adopt our solutions as the standard of care for lymphedema, chronic venous insufficiency and chronic respiratory conditions or may not prescribe our products for a number of reasons, including:

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

If we are unable to expand, manage and maintain our direct sales and marketing organizations, as well as our relationships with distributors, we may not be able to generate anticipated revenue.

Our operating results are directly dependent upon the sales and marketing efforts of our employees and upon our relationships with our distributors and their sales and marketing efforts. If our direct sales force or our distributors fail to adequately promote, market and sell our products, our sales may suffer.

During most of 2020, 2021 and the first quarter of 2022, our direct sales force for our lymphedema product line experienced increased turnover and difficulty in recruiting qualified replacements. Although we saw some level of recovery in 2022 after the first quarter, we cannot assure you that this recovery will continue or that we will be able to recruit and retain quality candidates for our direct sales force. For our respiratory therapy products, we rely on DME providers for all aspects of sales, reimbursement, training and support. Our ability to continue to market, distribute, and sell our airway clearance products may be at risk if key or multiple of the DME providers choose to stop selling our products or if we are unable to enter into relationships with new distributors.

Our future success will depend largely on our ability to hire, train, retain and motivate skilled sales personnel with significant technical knowledge of lymphedema and chronic venous insufficiency, and our ability to maintain and expand relationships with our current, and enter into relationships with new, distributors of our airway clearance products. Failure to do so would prevent us from building awareness of our solutions, expanding our business and maintaining or generating additional sales. If we are unable to maintain or expand our sales and marketing capabilities and our distributor relationships, we may not be able to effectively commercialize our products, which could have an adverse impact on our business.

Physicians and payers may require additional clinical studies prior to prescribing our products or prior to providing or maintaining coverage and reimbursement for our products. Any subsequent clinical studies that are conducted and published may not be positive or consistent with our existing data, which would adversely affect the rate of adoption of our products.

Our success depends in large part on the medical and third-party payer community's acceptance of our products as being useful in treating patients with lymphedema, chronic venous insufficiency or chronic respiratory conditions. While the results of our studies collectively indicate a favorable safety and efficacy profile, the study designs and results may not be viewed as compelling to physicians and insurers. In particular, payers and physicians may see limitations in the design and results of the studies because certain studies were not specifically based on our products, involved a limited number of total subjects or subjects outside the control group and made "quality of life" conclusions based upon criteria contained in patient questionnaires that required subjective conclusions. Certain physicians and insurers may also prefer to see longer-term efficacy data than we have produced or are able to produce. If physicians or insurers do not find our data compelling or wish to wait for additional or independently-performed studies, they may choose not to prescribe or to provide coverage and reimbursement for our products.

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

The COVID-19 pandemic has had, and may continue to have, an adverse effect on our business, financial condition and results of operations.

The United States economy in general and our business specifically have been negatively affected by the COVID-19 pandemic. We have seen adverse impacts as it relates to the decline in the number of patients that healthcare facilities and clinics are able to treat due to enhanced safety protocols particularly during most of 2020 and 2021, and during the first quarter of 2022. We have also seen staffing challenges, both in our organization and at the clinics we serve, as another lingering consequence of the COVID-19 pandemic. While we saw some level of recovery in 2022 after the first quarter, ongoing consequences of the pandemic remain uncertain. There are no reliable estimates of how long the pandemic will last, whether any recovery will be sustained or will reverse course, the severity of any resurgence of COVID-19 or variant strains of the virus, the effectiveness of vaccines and attitudes towards receiving them, or what ultimate effects the pandemic will have. For that reason, we are unable to reasonably estimate the long-term impact of the pandemic on our business at this time.

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

The United States government from time to time has adopted new approaches to trade policy, including in some cases renegotiating or terminating certain existing bilateral or multi-lateral trade agreements, or imposing tariffs on certain foreign goods, including certain raw materials that are included in our products. Changes in U.S. trade policy have and could continue to result in one or more of its trading partners adopting responsive or retaliatory trade policies, making it more difficult or costly for us to export our products to those countries in the future or import our products or raw materials utilized in making our products. These measures have resulted in, and in the future could result in, increased costs for our goods imported into the United States. Since our prices are often fixed due to the reimbursement policies of, and arrangements with, third-party payers, this could result in lower margins on our products.

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

Reimbursement rates are established by fee schedules mandated by private payers, Medicare, the Veterans Administration, and certain Medicaid programs. Although Medicare and certain private payers index their reimbursement rate off of a subset of cost of living, the Veterans Administration, certain Medicaid programs and other private payers are more likely to remain constant or slightly decrease their reimbursement rates. As a result, we may not be able to offset the effects of general inflation on our operating costs through increases in prices for our products. In particular, labor and related costs account for a significant portion of our operating costs and we compete with other healthcare providers to attract and retain qualified or skilled personnel and with various industries for administrative and service employees. This competitive environment could result in increased labor costs. Failure to control our operating costs, particularly labor and related costs, could adversely affect our financial conditions and results of operations.

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

The medical device industry is highly competitive. Our success depends, in part, upon our ability to maintain a competitive position in the development of technologies and solutions for the at-home treatment of lymphedema, chronic venous insufficiency and chronic respiratory conditions or for market adjacencies. Any product we develop will have to compete for market acceptance and market share. We face significant competition, and we expect the intensity of competition will increase over time. Our primary competitors are Bio Compression Systems, Inc., Lympha Press USA, Hill-Rom, Philips Medical and Electromed. Other competitors include Airos Medical, Inc. and NormaTec Industries. Many of the companies developing or marketing competing products enjoy several competitive advantages, including:

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

The medical device industry is highly competitive and subject to rapid change and technological advancements. Therefore, it is important to our business that we continue to enhance our product offerings and introduce new products. Developing products is expensive and time-consuming and could divert management's attention away from our business. We may not be successful in developing new products or enhancements to existing products. Further, we may expend financial, management and operational resources on products that we are not able to successfully commercialize.

Our ability to develop and commercialize additional products or enhancements to existing products will depend on several factors, including our ability to:

●	properly identify and anticipate physician and patient needs;
●	develop and introduce new products or product enhancements in a timely manner;
●	avoid infringing upon the intellectual property rights of third parties;
●	demonstrate the safety and efficacy of new products with data from clinical studies;
●	obtain the necessary regulatory clearances or approvals for new products or product enhancements;

●	be fully FDA-compliant with the development, manufacturing and marketing of new devices or modified products;
●	provide adequate training to potential users of our products;
●	secure adequate coverage and reimbursement for our products; and
●	develop and maintain an effective and dedicated sales and marketing team, as well as relationships with distributors.

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

Other factors that may cause fluctuation in our quarterly results or variations from our forecasts include:

●	physician adoption of our products;
●	timing of new product offerings, acquisitions, licenses or other significant events by us or our competitors;
●	unanticipated pricing pressure;
●	the hiring, retention and continued productivity of our sales representatives;
●	our ability to expand the geographic reach of our distribution, sales and marketing efforts;
●	our ability to obtain regulatory clearance or approval for our products in development or for our current products outside the United States;
●	the impact of results from clinical research and trials on our existing products and products in development;
●	delays in receipt of anticipated purchase orders;
●	delays in, or failure of, component deliveries from our suppliers; and
●	positive or negative coverage in the media or clinical publications of our products or products of our competitors or our industry.

In the event our actual revenue and operating results do not meet our forecasts or the forecasts or estimates of the research analysts that cover us for a particular period, the market price of our common stock may decline substantially.

If physicians fail to properly document medical records for patients using our products, our business could be adversely impacted.

We bill Medicare Part B and other insurers directly for sales and rentals of lymphedema products. As a result, we must comply with all laws, rules and regulations associated with filing claims with the Medicare program, including the Social Security Act, Medicare regulations, the Federal False Claims Act and the Civil Monetary Penalties Law, as well as a variety of additional federal and state laws. During an audit, insurers typically expect to find explicit documentation in the medical record to support a claim. Physicians and other clinicians, who are responsible for prescribing our products for patients, are expected to create and maintain the medical records that form the basis for the claims we submit to Medicare and other insurers. Any failure to properly document the medical records for patients using our products could invalidate claims, impair our ability to collect submitted claims and subject us to overpayment liabilities, False Claims Act liabilities and other penalties including exclusion from the Medicare, Medicaid or private insurance programs. Our reimbursement operations group is responsible for verifying and managing patient claims for our lymphedema products. This group works with physicians and other clinicians to educate physicians and other clinicians on their record keeping responsibilities. From time to time our reimbursement operations group identifies situations where the documentation is missing, incomplete or could be questioned by Medicare or other insurers, and revises its procedures to strengthen our controls, audits and oversight compliance systems based on our experience with Medicare contractors, Medicaid, insurers, physicians and other clinicians. If our procedures are not sufficient to detect deficiencies in the medical records of patients or such procedures are not updated in a timely manner before claims are submitted to Medicare or other insurers, or if the Medicare program or other insurer disagrees with the way the medical necessity support for prescribing our products has been documented, we could face potential liabilities for submitting claims based on inadequate records.

The size of the market for our products is an estimate, and may be smaller than we believe.

Our estimate of the total addressable market for our products is based on a number of internal and third-party estimates. In addition, our internal estimates are based in large part on current trends in diagnosing lymphedema, chronic venous insufficiency and chronic respiratory conditions. While we believe these factors have historically provided and may continue to provide us with effective tools in estimating the total market for lymphedema, chronic venous insufficiency, chronic respiratory conditions and our products, these estimates may not be correct and the conditions supporting our estimates may change at any time, thereby reducing the predictive accuracy of these underlying factors. As a result, our estimates of the total addressable market for our products may prove to be incorrect. If the actual number of patients who would benefit from our products and the total addressable market for our products is smaller than we have estimated, our future growth could be adversely impacted.

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

Acquisition activity involves substantial risks, and we may not be able to successfully integrate newly acquired companies or businesses.

We have acquired, and may in the future acquire, companies, businesses, products, services and technologies. Acquisitions involve significant risks and uncertainties, including:

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

If we expand internationally, we would be subject to additional risks related to entering into international markets, including:

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

The federal government and all states in which we currently operate regulate various aspects of our business. Our operations also are subject to state laws governing, among other things, distribution of medical equipment and certain types of home health activities, and we are required to obtain and maintain licenses in many states to act as a durable medical equipment supplier.

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

We often must rely on third parties, such as contract research organizations, medical institutions, clinical investigators and contract laboratories, to conduct our clinical trials and to assist us with pre-clinical development. If these third parties do not successfully carry out their contractual duties or regulatory obligations, have difficulty recruiting sufficient subjects for clinical studies or fail to meet expected deadlines, if these third parties need to be replaced, or if the quality or accuracy of the data they obtain is compromised due to the failure to adhere to our clinical protocols or regulatory requirements or for other reasons, our pre-clinical development activities or clinical trials may be extended, delayed, suspended or terminated, and we may not be able to obtain regulatory approval for, or successfully commercialize, our products on a timely basis, if at all, and our business, operating results and prospects may be adversely affected. Furthermore, our third-party clinical trial investigators may be delayed in conducting our clinical trials for reasons outside of their control.

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

Federal false claims laws prohibit, in part, any person from knowingly presenting or causing to be presented a false claim for payment to the federal government, or knowingly making or causing to be made a false statement to obtain payment. The majority of states also have statutes or regulations similar to the Federal Anti-Kickback Statute and Federal False Claims Act, which apply to items or services reimbursed under Medicaid and other state programs, or, in several states, apply regardless of payer. These false claims statutes allow any person to bring suit in the name of the government alleging false and fraudulent claims presented to or paid by the government (or other violations of the statutes) and to share in any amounts paid by the entity to the government in fines or settlement. Such suits, known as qui tam actions, have increased significantly in the healthcare industry in recent years.

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

The products we currently market have been cleared by the FDA for specific treatments. We train our employees and distributors in appropriate and lawful promotion of our products, within our approved indications and to be truthful and not misleading. We cannot, however, prevent a physician from using our products off-label, when in the physician's independent professional medical judgment, he or she deems it appropriate. The FDA does not restrict or regulate a physician's choice of treatment. There may be increased risk of injury to patients if physicians use our products off-label. Furthermore, the use of our products for indications other than those cleared by the governing regulatory body may not effectively treat such conditions, which could harm our reputation in the marketplace among physicians and patients.

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

We are subject to healthcare fraud and abuse regulation and enforcement by federal and state governments, which could adversely impact our business. Healthcare fraud and abuse and health information privacy and security laws potentially applicable to our operations include:

●	the federal Anti-Kickback Statute, which applies to our marketing practices, educational programs, pricing policies and relationships with healthcare providers, by prohibiting, among other things, soliciting, receiving, offering or providing remuneration, whether directly or indirectly and overtly or covertly, intended to induce the referral of an individual for (i) the furnishing or the arranging for the furnishing of items or services reimbursable under a federal healthcare program, such as Medicare or Medicaid; or (ii) the purchase, lease or order of, or the arrangement or recommendation of the purchasing, leasing or ordering of, of an item or service reimbursable under a federal healthcare program. Courts have ruled that a person or entity does not need to have actual knowledge of this statute or specific intent to violate it to have committed a violation;
●	federal civil and criminal false claims laws and civil monetary penalty laws, including civil whistleblower or qui tam actions that prohibit, among other things, knowingly presenting, or causing to be presented, claims for payment or approval to the federal government that are false or fraudulent, knowingly making a false statement material to an obligation to pay or transmit money or property to the federal government, knowingly concealing or knowingly and improperly avoiding or decreasing an obligation to pay or transmit money or property to the federal government or knowingly offering remuneration to influence a Medicare or Medicaid beneficiary's selection of health care providers. The government may assert that a claim, including items or services resulting from a violation of the federal Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the false claims statutes;
●	HIPAA and its implementing regulations, which created federal criminal laws that prohibit, among other things, executing a scheme to defraud any healthcare benefit program or making false statements relating to healthcare matters;

●	HIPAA, as amended by HITECH, also imposes certain regulatory and contractual requirements regarding the privacy, security and transmission of individually identifiable health information;
●	federal Open Payments (the Physician Payments Sunshine Act) requirements imposed by the ACA on device manufacturers regarding certain "transfers of value" made or distributed to physicians, certain other healthcare providers, and teaching hospitals. Failure to submit required information may result in civil monetary penalties of up to an aggregate of $150,000 per year (or up to an aggregate of $1.0 million per year for "knowing failures"), for all payments, transfers of value or ownership or investment interests that are not timely, accurately and completely reported in an annual submission. Manufacturers must report detailed payment data and submit legal attestation to the accuracy of such data for each calendar year by the 90th day of the subsequent calendar year;
●	federal consumer protection and unfair competition laws, which broadly regulate marketplace activities and activities that potentially harm consumers; and
●	state law equivalents of each of the above federal laws, such as anti-kickback and false claims laws that may apply to items or services reimbursed by any third-party payer, including commercial insurers; state laws that require device companies to comply with the industry's voluntary compliance guidelines and the relevant compliance guidance promulgated by the federal government or otherwise restrict payments that may be made to healthcare providers; state laws that require device manufacturers to report information related to payments and other transfers of value to physicians and other healthcare providers or marketing expenditures; and state laws governing the privacy and security of certain health information, many of which differ from each other in significant ways and often are not preempted by HIPAA.

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

Other state laws contain additional disclosure obligations for businesses that collect personal information about residents and afford those individuals additional rights relating to their personal information that may affect our ability to use personal information or share it with our business partners. For example, California has laws that give California residents certain privacy rights in the collection and disclosure of their personal information and requires businesses to make certain disclosures and take certain other acts in furtherance of those rights, and has recently created a new agency, the California Privacy Protection Agency, authorized to implement and enforce California’s privacy laws, which could result in increased privacy and information security regulatory actions. Other U.S. states, such as Virginia, Utah, Connecticut, and Colorado, have passed consumer privacy laws that become effective in 2023. We will continue to monitor and assess the impact of these state laws, which may impose substantial penalties for violations, impose significant costs for investigations and compliance, allow private class-action litigation and carry significant potential liability for our business.

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

While we may attempt to manage our product liability exposure by proactively recalling or withdrawing from the market any defective products, any recall or market withdrawal of our products would delay the supply of those products to our distributors, clinicians and patients and may impact our reputation. We can provide no assurance that we will be successful in initiating appropriate market recall or market withdrawal efforts that may be required in the future or that these efforts will have the intended effect of preventing product malfunctions and the accompanying product liability that may result. Such recalls and withdrawals may also be used by our competitors to harm our reputation for safety or be perceived by patients as a safety risk when considering the use of our products, either of which could have an adverse impact on our business.

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

Our employees, distributors, independent contractors, consultants, collaborators and suppliers may engage in misconduct or other improper activities, including noncompliance with regulatory standards and requirements and insider trading.

We are exposed to the risk that our employees, distributors and other third parties, in spite of our compliance training and programs, may engage in fraudulent conduct or other illegal activity. Misconduct by employees, distributors and other third parties could include intentional, reckless and/or negligent conduct or disclosure of unauthorized activities to us that violate FDA regulations, including those laws requiring the reporting of true, complete and accurate information to the FDA, manufacturing standards, federal and state healthcare fraud and abuse laws and regulations, or laws that require the reporting of financial information or data accurately. In particular, sales, marketing and business arrangements in the healthcare industry are subject to extensive laws intended to prevent fraud, kickbacks, self-dealing and other abusive practices. These laws and regulations may restrict or prohibit a wide range of pricing, discounting, marketing and promotion, sales commission, customer incentive programs and other business arrangements. Activities subject to these laws also involve the improper use of information obtained in the course of clinical trials, which could result in regulatory sanctions and serious harm to our reputation. It is not always possible to identify and deter employee and other third-party misconduct, and the steps we take to detect, prevent and remedy any such activity may not protect us from governmental investigations or other actions or lawsuits stemming from a failure to be in compliance with such laws. If any such actions are threatened or instituted against us, and we are not successful in defending ourselves or asserting our rights, those actions could have a significant impact on our business, including the imposition of significant civil, criminal and administrative penalties, damages, monetary fines, disgorgement, possible exclusion from participation in Medicare, Medicaid and other federal healthcare programs, contractual damages, reputational harm, diminished profits and future earnings and curtailment or restructuring of our operations, any of which could adversely affect our ability to operate.

We may be unable to obtain or maintain international regulatory registrations or approvals for our current or future products and indications, which could adversely impact our business.

Sales of our devices outside the United States are subject to foreign regulatory requirements that vary widely from country to country. In addition, the FDA regulates exports of medical devices from the United States. Complying with international regulatory requirements can be an expensive and time-consuming process and approval is not certain. The time required to obtain registration or approvals, if required by other countries, may be longer than that required for FDA clearance, and requirements for such registrations or approvals may significantly differ from FDA requirements. In certain countries we intend to rely upon third-party distributors to obtain all required regulatory registrations and approvals, and these distributors may be unable to obtain or maintain such registrations or approvals. Our distributors in these countries may also incur significant costs in attempting to obtain and in maintaining foreign regulatory approvals or registrations, which could increase the difficulty of attracting and retaining qualified distributors. If we are unable to obtain or maintain international registrations or approvals, or if distributors experience delays in receiving, or fail to receive, necessary registrations or approvals to market our products outside the United States, we may be unable to market our products or enhancements in certain international markets effectively, or at all.

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

The level of our indebtedness under our credit facility may adversely impact us, and the phase-out, replacement or unavailability of LIBOR and/or other interest rate benchmarks could adversely affect our indebtedness.

Our level of debt under our credit facility could, among other things:

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

In addition, our financial condition, results of operations and cash flows could be affected by changes in interest rates and actions taken by the Federal Reserve or changes in the London Interbank Offered Rate ("LIBOR") or its replacement. Future increases in market interest rates would increase our interest expense. Alternative, successor, or replacement rates following the planned phase-out of LIBOR in June 2023 may not be similar to, or produce the same value or economic equivalence of, or have the same volume or liquidity as did, LIBOR (the current benchmark rate under our Credit Agreement), which may increase our overall interest expense. In addition, the credit spread adjustments on any benchmark replacement to LIBOR under our credit facility may not produce substantially the same rate as current LIBOR based loans. The potential effect of the phase-out or replacement of LIBOR on our cost of capital cannot yet be determined and any increase in the interest we pay and a corresponding increase in our costs of capital or otherwise could have a material adverse impact on our financial condition, results of operations or cash flows.

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

Our ability to comply with the provisions under the Credit Agreement may be affected by events beyond our control and our inability to comply with any of these provisions could result in a default under the Credit Agreement. If such a default occurs, the lenders may elect to declare all borrowings outstanding, together with accrued interest and other fees, to be immediately due and payable, and they would have the right to terminate any commitments they have to provide further borrowings. If we are unable to repay outstanding borrowings when due, the lenders under the Credit Agreement also have the right to proceed against the collateral, including substantially all of our assets, granted to them to secure the indebtedness under the facility. If our indebtedness under the Credit Agreement were to be accelerated, we cannot assure you that our assets would be sufficient to repay in full that indebtedness. The occurrence of any of these events could have a material adverse effect on our business, financial condition, results of operations and liquidity.

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

Prior to the inactivation of our independent contractor home trainers in May 2020, we contracted with over 560 licensed healthcare practitioners as home trainers, who educate our patients on the proper use of our solutions. We have since reactivated a small number of healthcare practitioners in the same capacity as previously noted. Because we consider these licensed practitioners to be independent contractors, as opposed to employees, under federal and applicable state laws, we do not withhold federal or state income or other employment related taxes or make federal or state unemployment tax or Federal Insurance Contributions Act payments. Our contracts with these independent contractors obligate them to pay these taxes. The classification of healthcare practitioners as independent contractors depends on the facts and circumstances of the relationship. Recently, there has been increased focus on the tests and standards related to classifying individuals as employees or independent contractors, including through judicial decisions, legislative proposals and private lawsuits in certain jurisdictions. For example, California enacted a law (AB 5), which took effect January 1, 2020. AB 5 significantly limits the types of workers who may be able to be classified as independent contractors under California law, including requiring the worker to perform work that is outside the usual course of the hiring company’s business in order to be classified as an independent contractor. In addition, in October 2022, the U.S. Department of Labor published a Notice of Proposed Rulemaking that would rescind the current federal independent contractor rule (adopted by the Trump administration in 2021) and would apply a non-exhaustive six factor totality-of-the-circumstances analysis, and could, if enacted in its current form, result in the need to reclassify certain types of workers.

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

At December 31, 2022, we had approximately $33.2 million of accounts receivable for sales of our Flexitouch system to patients covered by Medicare. A portion of the related claims to Medicare are initially denied and enter the appeals process, where many are ultimately reviewed by an Administrative Law Judge. The appeal process can be lengthy, lasting several years in most cases. At December 31, 2022, we classified $23.1 million of our Medicare accounts receivable related to Flexitouch system sales as long-term assets on our balance sheet due to the estimated amount of receivables that will be paid more than one year from December 31, 2022, as a result of delays with the Administrative Law Judge appeal process. A significant increase in Medicare denial of submitted claims or an increase in the proportion of Medicare denials that are upheld by an Administrative Law Judge could adversely affect our results of operations or cause us to reduce the carrying value of our Medicare accounts receivable related to Flexitouch system sales.

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

●	infringement and other intellectual property claims which, with or without merit, can be expensive and time-consuming to litigate and can divert management's attention from our core business;
●	substantial damages for past infringement, which we may have to pay if a court decides that our product infringes on a competitor's patent;
●	a court prohibiting us from selling or licensing our product, unless the patent holder licenses the patent to us;
●	if a license is available from a patent holder, we may have to pay substantial royalties or grant cross licenses to our patents; and
●	redesigning our products and processes so they do not infringe, which may not be possible or could require substantial funds and time.

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

Parties making claims against us may obtain injunctive or other equitable relief, which could effectively block our ability to further develop and commercialize one or more of our products. Defending against claims of patent infringement or misappropriation of trade secrets could be costly and time-consuming, regardless of the outcome. Thus, even if we were to ultimately prevail, or to settle at an early stage, such litigation could burden us with substantial unanticipated costs. In addition, litigation or threatened litigation could result in significant demands on the time and attention of our management team, distracting them from the pursuit of other company business. In the event of a successful claim of infringement against us, we may have to pay substantial damages, including treble damages and attorneys' fees for willful infringement, pay royalties, redesign our infringing products and processes or obtain one or more licenses from third parties, which may be impossible or require substantial time and monetary expenditure. In addition, the uncertainties associated with litigation could have a material adverse effect on our ability to raise the funds necessary to continue our clinical trials, continue our research programs, license necessary technology from third parties, or enter into development collaborations that would help us bring our products to market.

Changes in U.S. patent law could diminish the value of patents in general, thereby impairing our ability to protect our products.

As is the case with other medical device companies, our success is heavily dependent on intellectual property, particularly on obtaining and enforcing patents. Obtaining and enforcing patents in the medical device industry involves both technological and legal complexity, and therefore is costly, time-consuming and inherently uncertain. In addition, the United States has enacted and is currently implementing wide-ranging patent reform legislation. Further, several judicial rulings have either narrowed the scope of patent protection available in certain circumstances or weakened the rights of patent owners in certain situations. In addition to increasing uncertainty with regard to our ability to obtain patents in the future, this combination of events has created uncertainty with respect to the value of patents, once obtained.

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

Following periods of volatility in the market price of a company’s securities, securities class action litigation has often been instituted against that company, as has been the case with us. Such litigation can result in substantial costs and diversion of management attention and resources, which could significantly harm our profitability and reputation and could expose us to liability or impact negatively our business, financial condition, operating results, and prospects.

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

Provisions in our amended and restated certificate of incorporation and amended and restated bylaws, as well as provisions of Delaware law, may delay or prevent an acquisition of us or a change in our management. These provisions include:

●	authorizing the issuance of "blank check" preferred stock, the terms of which may be established and shares of which may be issued without stockholder approval;
●	limiting the removal of directors by the stockholders;
●	prohibiting cumulative voting in the election of directors, which would otherwise allow for less than a majority of stockholders to elect director candidates;
●	prohibiting stockholder action by written consent, thereby requiring all stockholder actions to be taken at a meeting of our stockholders;
●	eliminating the ability of stockholders to call a special meeting of stockholders; and
●	establishing advance notice and compliance requirements for nominations for election to the board of directors, for soliciting proxies in support of nominations or for proposing matters that can be acted upon at stockholder meetings.

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

In addition, as permitted by Section 145 of the Delaware General Corporation Law, our amended and restated bylaws and our indemnification agreements with our directors and officers provide that we will indemnify our directors and officers for serving us in those capacities or for serving other business enterprises at our request, to the fullest extent permitted by Delaware law; Delaware law provides that a corporation may indemnify such person if such person acted in good faith and in a manner such person reasonably believed to be in or not opposed to the best interests of the corporation and, with respect to any criminal proceeding, had no reasonable cause to believe such person's conduct was unlawful and that we are required to advance expenses, as incurred, to our directors and officers in connection with defending a proceeding, except that such directors or officers shall undertake to repay such advances if it is ultimately determined that such person is not entitled to indemnification.

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

Holders

As of February 17, 2023, there were approximately 31 holders of record of our common stock. The actual number of holders of common stock is greater than this number of record holders and includes stockholders who are beneficial owners but whose shares are held in street name by brokers and nominees. The number of holders of record also does not include stockholders whose shares may be held in trust by other entities.

Recent Sales of Unregistered Securities

None.

Issuer Purchases of Equity Securities

None.

Equity Compensation Plan Information

The information required by this Item concerning equity compensation plans is incorporated herein by reference from Part III, Item 12 of this report.

Stock Performance Graph

The graph below compares the cumulative total stockholder return on our common stock with the cumulative total stockholder returns on the Nasdaq Composite Index, Russell 2000 Index and S&P Healthcare Equipment Select Industry Index for the periods indicated. The graph assumes that $100 was invested on December 31, 2017, in our common stock and each of the indices and that all dividends, if any, were reinvested. No cash dividends have been declared on our common stock. Stockholder returns over the indicated periods should not be considered indicative of future stockholder returns.

Index	12/31/2017	12/31/2018	12/31/2019	12/31/2020	12/31/2021	12/31/2022
Tactile Systems Technology, Inc.	$100	$157	$233	$155	$66	$40
Nasdaq Composite Index	100	96	130	187	227	152
Russell 2000 Index	100	88	109	129	146	115
S&P Healthcare Equipment Select Industry Index	100	109	134	178	184	140

Item 6.  [Reserved.]

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and the accompanying notes thereto included elsewhere in this report.

This Management’s Discussion and Analysis of Financial Condition and Results of Operations focuses on discussion of year-over-year comparisons between 2022 and 2021. Discussion of 2020 results and year-over-year comparisons between 2021 and 2020 that are not included in this Annual Report on Form 10-K can be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2021, filed with the SEC on February 23, 2022.

Coronavirus (COVID-19)

The United States economy in general and our business specifically have been negatively affected by the COVID-19 pandemic. We have seen adverse impacts as it relates to the decline in the number of patients that healthcare facilities and clinics are able to treat due to enhanced safety protocols, particularly during most of 2021 and during the first quarter of 2022. We have also seen staffing challenges, both in our organization and at the clinics we serve, as another lingering consequence of the COVID-19 pandemic. While we saw some level of recovery in 2022 after the first quarter, ongoing consequences of the pandemic remain uncertain. There are no reliable estimates of how long the pandemic will last, whether any recovery will be sustained or will reverse course, the severity of any resurgence of COVID-19 or variant strains of the virus, the effectiveness of vaccines and attitudes towards receiving them, or what ultimate effects the pandemic will have. For that reason, we are unable to reasonably estimate the long-term impact of the pandemic on our business at this time.

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

Our current lymphedema products are the Flexitouch and Entre systems and our airway clearance product is the AffloVest. A predecessor to our Flexitouch system received 510(k) clearance from the U.S. Food and Drug Administration (the “FDA”) in July 2002, and we introduced the system to address the many limitations of self-administered home-based manual lymphatic drainage therapy. We began selling our more advanced Flexitouch system after receiving 510(k) clearance from the FDA in October 2006. In September 2016, we received 510(k) clearance from the FDA for the Flexitouch system in treating lymphedema of the head and neck. In June 2017, we announced that we received 510(k) clearance from the FDA for the Flexitouch Plus, the third-generation version of our Flexitouch system. In December 2020, we received 510(k) clearance for two new indications for our Flexitouch Plus system: phlebolymphedema and lipedema. We introduced our Entre system in the United States in February 2013. The Entre system is sold or rented to patients who need a simple pump or who do not yet qualify for insurance reimbursement for an advanced compression device such as our Flexitouch system. Sales and rentals of our lymphedema products represented 86% and 98% of our revenue in the years ended December 31, 2022 and 2021, respectively.

On September 8, 2021, we acquired the assets of the AffloVest airway clearance product line from IBC, a privately-held company which developed and manufactured AffloVest. AffloVest is a portable, wearable vest that provides airway clearance to treat patients with chronic respiratory conditions such as bronchiectasis or conditions resulting from neuromuscular disorders. For the years ended December 31, 2022 and 2021, sales of AffloVest represented 14% and 2% of our revenue, respectively.

To support the growth of our business, we continue to invest in our commercial infrastructure, consisting of our direct sales force, training resources, reimbursement capabilities and clinical expertise. We market our lymphedema products in the United States using a direct-to-patient and -provider model. The AffloVest device is sold through respiratory durable medical equipment providers throughout the United States that service patients and bill third-party payers for the product. We also employ a small group of respiratory specialists, who educate DME representatives, provide product demonstrations for targeted clinicians and support technical questions related to the AffloVest. As of December 31, 2022, we employed a field staff of 287 Tactile employees, made up of sales representatives, as well as managers, who provide support throughout the United States for our lymphedema and respiratory therapies. This compares to a field staff of 262 as of December 31, 2021.

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

In July 2022, we launched Kylee™, a free mobile application that allows for patients to manage their conditions by tracking treatments and symptoms, as well as having direct access to educational resources.

For the year ended December 31, 2022, we generated revenue of $246.8 million and had a net loss of $17.9 million, compared to revenue of $208.1 million and a net loss of $11.8 million for the year ended

December 31, 2021, and revenue of $187.1 million and a net loss of $0.6 million for the year ended December 31, 2020.

Our primary sources of capital since our initial public offering in 2016 have been from operating income and bank financing.

We operate in one segment for financial reporting purposes.

Components of our Results of Operations

Revenue

We derive revenue from sales and rentals of our Flexitouch and Entre systems to patients in the United States. Revenue growth has been driven by increased clinician, patient and payer awareness of lymphedema and the clinical efficacy of our Flexitouch system, and the launch of our Entre system in 2013. We have expanded our direct sales force, which helps us drive and support our revenue growth and intend to continue this expansion. However, any reversal in these recent trends could have a negative impact on our future revenue.

We sell or rent our Flexitouch and Entre systems either directly to patients or to the Veterans Administration on behalf of patients, who are referred to us by physicians, therapists or nurses. We bill payers, such as private insurers, Medicare, or Medicaid, on behalf of our patients and bill patients directly for their cost-sharing amounts, including any portion of an unsatisfied deductible and any copayments or co-insurance. We bill the Veterans Administration directly for the purchase or lease of our product on behalf of the patient. Approximately 10% of our revenue in 2022 and 13% of our revenue in 2021 came from the Veterans Administration. Approximately 19% of our revenue in 2022 and 17% of our revenue in 2021 came from Medicare patients. Changes to the level of Medicare coverage for our products could reduce the number of Medicare patients who have access to our products. Our products currently are not subject to the competitive bidding process for supplying covered items to Medicare recipients.

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

Furthermore, we expect our revenue to continue to increase in the future as a result of increased awareness of our solutions, expansion of our direct sales force, our DME partners, enhanced marketing and customer support efforts, continued focus on developing clinical and economic outcomes data, and efforts related to expanded third-party reimbursement. However, we also anticipate pricing pressure from private insurers, which will result in continued downward pressure on our revenue growth rate.

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

Intangible Asset Amortization and Earn-Out

Amortization of intangible assets includes the amortization expense of our definite-lived intangible assets, consisting of patents, customer relationships, customer accounts, developed technology and defensive intangible assets. The costs of definite-lived intangibles are amortized to expense over their useful lives. Indefinite-lived intangible assets, such as goodwill and tradenames, are not amortized; we test for impairment on these assets annually.

The fair value of the earn-out, which is payable if certain future U.S. revenues of AffloVest are met, is recorded as a liability. On a quarterly basis the earn-out is revalued to fair value. Any gain or loss related to this revaluation is recorded through the income statement.

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

Revenue Recognition

We derive revenue from the sales and rentals of our proprietary line of Flexitouch and Entre systems, and from sales of our AffloVest product. We recognize revenue when control of the product has been transferred to our customer, in the amount of the expected consideration to be received for the product. Expected consideration is estimated as follows:

●	Flexitouch and Entre systems. Expected consideration to be received is estimated based on a detailed review of historical pricing adjustments and collections. Specifically, payment history of the applicable payer, as well as historical patient collections, serve as primary sources of information in estimating expected consideration.

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

We estimate our forfeiture rate based on an analysis of our actual forfeitures and will continue to evaluate the appropriateness of the forfeiture rate based on actual forfeiture experience, analysis of employee turnover behavior and other factors. Quarterly changes in the estimated forfeiture rate can have a significant effect on reported stock-based compensation expense, as the cumulative effect of adjusting the rate for all expense amortization is recognized in the period the forfeiture estimate is changed. If a revised forfeiture rate is higher than the previously estimated forfeiture rate, an adjustment is made that will result in a decrease to the stock-based compensation expense recognized in the consolidated financial statements. If a revised forfeiture rate is lower than the previously estimated forfeiture rate, an adjustment is made that will result in an increase to the stock-based compensation expense recognized in the consolidated financial statements. The effect of forfeiture adjustments was insignificant for the years ended December 31, 2022, 2021 and 2020. We will continue to use significant judgment in evaluating the expected term, volatility and forfeiture rate related to our stock-based compensation.

Results of Operations

Comparison of the Years Ended December 31, 2022 and 2021

The following table presents our results of operations for the periods indicated:

	Year Ended
	December 31,				Change
(In thousands)	2022		2021		$	%
Consolidated Statement		% of		% of
of Operations Data:		revenue		revenue
Revenue
Sales revenue	$211,345	86%	$177,914	86%	$33,431	19%
Rental revenue	35,440	14%	30,143	14%	5,297	18%
Total revenue	246,785	100%	208,057	100%	38,728	19%
Cost of revenue
Cost of sales revenue	59,619	24%	50,222	24%	9,397	19%
Cost of rental revenue	11,190	5%	9,622	5%	1,568	16%
Total cost of revenue	70,809	29%	59,844	29%	10,965	18%
Gross profit
Gross profit - sales revenue	151,726	61%	127,692	62%	24,034	19%
Gross profit - rental revenue	24,250	10%	20,521	9%	3,729	18%
Gross profit	175,976	71%	148,213	71%	27,763	19%
Operating expenses
Sales and marketing	106,418	43%	86,775	42%	19,643	23%
Research and development	7,088	3%	5,659	3%	1,429	25%
Reimbursement, general and administrative	60,796	25%	56,802	27%	3,994	7%
Intangible asset amortization and earn-out	14,432	5%	739	—%	13,693	N.M. %
Total operating expenses	188,734	76%	149,975	72%	38,759	26%
Loss from operations	(12,758)	(5)%	(1,762)	(1)%	(10,996)	N.M. %
Other expense	(2,715)	(1)%	(531)	—%	(2,184)	N.M. %
Loss before income taxes	(15,473)	(6)%	(2,293)	(1)%	(13,180)	N.M. %
Income tax expense	2,393	1%	9,518	5%	(7,125)	(75)%
Net loss	$(17,866)	(7)%	$(11,811)	(5)%	$(6,055)	51%

“N.M.” Not Meaningful

Revenue

Revenue increased $38.7 million, or 19%, to $246.8 million in the year ended December 31, 2022, compared to $208.1 million in the year ended December 31, 2021. The increase in revenue was attributable to an increase of approximately $29.4 million in sales of our airway clearance product line, which consists of the AffloVest product we acquired on September 8, 2021, and an increase of $9.4 million, or 5%, in sales and rentals of the lymphedema product line compared to the year ended December 31, 2021. While we saw some level of recovery in 2022 after the first quarter, revenue in 2022 from the lymphedema product line was adversely affected by the fact that first quarter 2022 revenue was negatively impacted by the prolonged recovery from COVID-19, including the resurgence due to the Omicron variant during that period, which resulted in restricted access to clinics and hospitals and disrupted the recovery in patient visits versus the pre-COVID environment. In addition, the challenging labor market continued to impact our ability to recruit and retain quality candidates for our direct sales force, particularly during the first quarter of 2022.

Revenue from the Veterans Administration represented 10% and 12% of total revenue for the years ended December 31, 2022 and 2021, respectively. Revenue from Medicare represented 19% and 17% of total revenue for the years ended December 31, 2022 and 2021, respectively.

The following table summarizes our revenue by product for the years ended December 31, 2022 and 2021, both in dollars and percentage of total revenue:

	Year Ended
	December 31,		Change
(In thousands)	2022	2021	$	%
Revenue
Lymphedema products	$212,266	$202,913	$9,353	5%
Airway clearance products	34,519	5,144	29,375	N.M.
Total	$246,785	$208,057	$38,728	19%

Percentage of total revenue
Lymphedema products	86%	98%
Airway clearance products	14%	2%
Total	100%	100%

Cost of Revenue and Gross Margin

Cost of revenue increased $11.0 million, or 18%, to $70.8 million during the year ended December 31, 2022, compared to $59.8 million during the year ended December 31, 2021. The increase in cost of revenue was primarily attributable to the additional cost of revenue related to AffloVest.

Gross margin was 71% for both of the years ended December 31, 2022 and 2021.

Sales and Marketing Expenses

Sales and marketing expenses increased $19.6 million, or 23%, to $106.4 million during the year ended December 31, 2022, compared to $86.8 million during the year ended December 31, 2021. The increase was primarily attributable to a:

●	$15.8 million increase in personnel-related compensation expense as a result of the increased headcount in the collective field commercial team;
●	$2.6 million increase in travel and entertainment expenses;
●	$1.2 million increase related to our annual national sales training meeting;
●	$0.6 million increase related to sales meetings and tradeshows; and
●	$0.1 million increase in expenses for new product introductions.

These increases were partially offset by a $0.7 million decrease in professional services.

Research and Development Expenses

Research and development (“R&D”) expenses increased $1.4 million, or 25%, to $7.1 million during the year ended December 31, 2022, compared to $5.7 million during the year ended December 31, 2021, which was primarily attributable to an increase in personnel-related expense and R&D supplies.

Reimbursement, General and Administrative Expenses

Reimbursement, general and administrative expenses increased $4.0 million, or 7%, to $60.8 million during the year ended December 31, 2022, compared to $56.8 million during the year ended December 31, 2021. The increase was primarily attributable to a:

●	$4.0 million increase in personnel-related compensation expense as a result of increased headcount in our reimbursement operations, payer relations and corporate functions;
●	$0.7 million increase in occupancy costs, depreciation expense, and legal and professional fees; and
●	$0.1 million increase in travel and entertainment.

These increases were partially offset by a $0.8 million decrease in acquisition costs.

Intangible Asset Amortization and Earn-out

Intangible asset amortization and earn-out expenses increased $13.7 million to $14.4 million during the year ended December 31, 2022, compared to $0.7 million during the year ended December 31, 2021. The increase in intangible asset amortization and earn-out expense was primarily attributable to the increase in the estimated fair value of our earn-out liability related to the AffloVest acquisition.

Other Expense, Net

Other expense, net was $2.7 million for the year ended December 31, 2022, compared to $0.5 million for the year ended December 31, 2021. The increase was primarily attributable to an increase in interest expense.

Income Tax Expense

We recorded an income tax expense of $2.4 million and $9.5 million for the years ended December 31, 2022 and 2021, respectively. The current year tax expense was primarily driven by the change in deferred tax assets and corresponding increase in the full valuation allowance which remains in place after an assessment of existing positive and negative evidence indicated these deferred tax assets would not be realizable.

Management assesses the available positive and negative evidence to estimate whether sufficient future taxable income will be generated to permit use of the existing deferred tax assets. Based on this evaluation, as of December 31, 2022 and 2021, a valuation allowance of $17.8 million and $12.0 million, respectively, was recorded to recognize only the residual portion of the existing deferred tax asset that are more likely than not to be realized and which comprises the assets that will not be offset by the reversal of deferred tax liabilities. The amount of the deferred tax asset considered realizable which will be offset by reversing deferred tax liabilities, however, could be adjusted in the future if estimates of taxable income during the carryforward period are reduced or increased or if objective negative evidence in the form of cumulative losses is no longer present and additional weight is given to subjective evidence such as projections for growth.

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

Further, seasonality trends have been, and may continue to be, different than historical trends as a result of the COVID-19 pandemic and related impacts.

Liquidity and Capital Resources

Overview

As of December 31, 2022, we had cash and cash equivalents of $21.9 million and net accounts receivable of $77.9 million compared to cash and cash equivalents of $28.2 million and net accounts receivable of $62.3 million as of December 31, 2021. Our primary sources of capital since our initial public offering in 2016 have been from operating income and bank financing.

Cash Flows

The following table summarizes our cash flows for the periods indicated:

	Year Ended
	December 31,
(In thousands)	2022	2021	2020
Net cash provided by (used in):
Operating activities	$5,209	$2,631	$2,794
Investing activities	(1,909)	(82,184)	20,179
Financing activities	(9,600)	59,927	2,112
Net (decrease) increase in cash and cash equivalents	$(6,300)	$(19,626)	$25,085

Net Cash Provided by Operating Activities

Net cash provided by operating activities during the year ended December 31, 2022, was $5.2 million, resulting from a net loss of $17.9 million and non-cash net income adjustments of $27.7 million, which were offset by a change in net operating assets and liabilities of $4.6 million. The non-cash net income adjustments primarily consisted of $11.9 million change in fair value of earn-out liability, $9.6 million of stock-based compensation expense, and $6.3 million of depreciation and amortization expense. Changes in operating assets and liabilities were unfavorably impacted by increasing accounts receivable, net investment in leases and continued investment in inventory designed to meet future projected demand, partially offset by an increase in current liabilities.

Net cash provided by operating activities during the year ended December 31, 2021, was $2.6 million, resulting from a net loss of $11.8 million and non-cash net income adjustments of $23.9 million, which were offset by an increase in net operating assets and liabilities of $9.5 million. The non-cash net income adjustments primarily consisted of $10.2 million of stock-based compensation expense, $10.2 million of deferred income tax expense and $3.7 million of depreciation and amortization expense. Changes in operating assets and liabilities were unfavorably impacted by increasing accounts receivable, net investment in leases and income taxes payable, partially offset by an increase in current liabilities.

Net Cash (Used in) Investing Activities

Net cash used in investing activities during the year ended December 31, 2022, was $1.9 million, primarily consisting of $1.8 million in purchases of property and equipment primarily related to office equipment, production tooling and tenant improvements and $0.1 million related to the acquisition of patents and other intangible assets.

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

Net Cash (Used in) Provided by Financing Activities

Net cash used in financing activities during the year ended December 31, 2022, was $9.6 million, primarily consisting of payments of $6.0 million on notes payable and a payment of $5.0 million on the AffloVest earn-out, partially offset by $1.4 million in proceeds from exercises of common stock options and the issuance of common stock under the ESPP.

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

Credit Agreement

On April 30, 2021, we entered into an Amended and Restated Credit Agreement (the “Restated Credit Agreement”) with the lenders from time to time party thereto, and Wells Fargo Bank, National Association, as Administrative Agent. The Restated Credit Agreement amended and restated in its entirety the prior credit agreement.

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

Our obligations under the Credit Agreement are secured by a security interest in substantially all of our and our subsidiaries’ assets and are also guaranteed by our subsidiaries. The Credit Agreement contains a number of restrictions and covenants, including that we maintain compliance with a maximum leverage ratio, minimum fixed charge coverage ratio and a minimum consolidated EBITDA covenant. As of December 31, 2022, we were in compliance with all financial covenants under the Credit Agreement.

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

As of December 31, 2022, we had outstanding borrowings of $49.0 million under the Credit Agreement, comprised of $24.0 million under the term loan and $25.0 million under the revolving credit facility.

For additional information regarding the Credit Agreement, including interest rates, fees and maturities, see Note 11 – “Credit Agreement” of the consolidated financial statements contained in this report.

Future Cash Requirements

Our material estimated future cash requirements under our contractual obligations and commercial commitments as of December 31, 2022, in total and disaggregated into current (payable in 2023) and long-term (payable after 2023) obligations, are summarized as follows:

	Payments Due By Period
		Less Than			More Than
(In thousands)	Total	1 Year	1-3 Years	3-5 Years	5 Years
Purchase commitments (1)	$33,478	$33,478	$—	$—	$—
Operating lease obligations (2)	27,227	3,427	6,936	6,782	10,082
Note payable payments (3)	24,000	3,000	21,000	—	—
Revolving line of credit payments (4)	25,000	—	25,000	—	—
Interest payments (5)	5,778	3,539	2,239	—	—
Earn-out obligation (6)	13,050	13,050	—	—	—
Total	$128,533	$56,494	$55,175	$6,782	$10,082
(1)	We issued purchase orders in 2022 totaling $33.5 million for goods that we expect to receive and pay for in 2023.
(2)	We currently lease approximately 150,000 square feet of office space for our corporate headquarters in Minneapolis, Minnesota, under a lease that expires in February 2031 and approximately 63,000 square feet of office, assembly and warehouse space at another facility in Minneapolis, Minnesota, under a lease that expires in March 2027. We entered into a fleet vehicle program for certain members of our field sales organization in 2016. At December 31, 2022, we had two vehicles under this program with current lease commitments. Furthermore, we lease office equipment from time-to-time based on our needs and these commitments are classified as operating leases.
(3)	Reflects principal payment obligations under our term loan. Refer to Note 11 ‘‘Credit Agreement’’ to our consolidated financial statements included in this report for additional information regarding the maturities of debt principal.
(4)	Reflects repayment of the principal of outstanding borrowings under our revolving line of credit based on the scheduled maturity date.
(5)	Interest payment amounts on long-term debt are calculated using outstanding balances and interest rates in effect on December 31, 2022.
(6)	In connection with the acquisition of AffloVest, as of December 31, 2022, we were obligated to make an earn-out payment in the amount of $5.0 million (as well as an imputed interest payment of $250,000) by May 26, 2023, and may be obligated to make an additional earn-out payment of up to $10.0 million in cash, if certain future financial results of the AffloVest business are met. The fair value of this obligation at December 31, 2022 was $13.1 million, which is reflected on our Consolidated Balance Sheets.

Adequacy of Resources

Our future cash requirements may vary significantly from those now planned and will depend on many factors, including:

●	the impact of the COVID-19 pandemic on our business;
●	sales and marketing resources needed to further penetrate our market;
●	expansion of our operations;
●	response of competitors to our solutions and applications;
●	costs associated with clinical research activities;
●	increases in interest rates;
●	labor shortages and wage inflation;

●	costs to develop and implement new products; and
●	use of capital for acquisitions or licenses, if any.

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

Inflation and changing prices did not have a material effect on our business during the year ended December 31, 2022, and we do not expect that inflation or changing prices will materially affect our business for at least the next twelve months.

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

Credit Risk

As of December 31, 2022 and 2021, our cash and cash equivalents were maintained with one financial institution in the United States. We perform periodic evaluations of the relative credit standing of this financial institution and believe it has sufficient assets and liquidity to conduct its operations in the ordinary course of business with little or no credit risk to us. We have not experienced any losses on our cash or cash equivalents to date.

Our accounts receivable primarily relate to revenue from the sale of our products to patients in the United States. As of December 31, 2022 and 2021, our accounts receivable were $77.9 million and $62.3 million, respectively. We had accounts receivable from two insurers representing approximately 45% and 21% of accounts receivable as of December 31, 2022. We had accounts receivable from two insurers representing approximately 33% and 24% of accounts receivable as of December 31, 2021. The credit risks associated with customers which for these purposes are insurers considers aggregation for entities that are known to be under common control.

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

Item 8. Financial Statements and Supplementary Data.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

Tactile Systems Technology, Inc.

Opinion on the financial statements

We have audited the accompanying consolidated balance sheets of Tactile Systems Technology, Inc. (a Delaware corporation) and subsidiary (the “Company”) as of December 31, 2022 and 2021, the related consolidated statements of operations, comprehensive loss, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2022, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of December 31, 2022, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), and our report dated February 21, 2023 expressed an unqualified opinion.

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

Transaction Price Adjustment – Uncollected Lymphedema Product Sales with Commercial Payers and Medicare

As described further in Note 3. Summary of Significant Accounting Policies – Revenue Recognition to the consolidated financial statements, revenue is recognized upon transfer of control of the product to the patient based on a transaction price determined to be the amount of expected consideration to be received for the product. In most cases, there is a contracted third-party payer, such as a commercial insurer, Medicare or the Veteran’s Administration involved with the transaction. The transaction price is impacted by multiple factors including the terms and conditions contracted by third-party payers. Thus, payments from third-party payers typically are less than the Company’s standard charge and represent an implicit price concession, resulting in variable consideration. The transaction price for commercial payers is determined based on the payment history of the payer drawn from actual write-off and collections experience over a rolling 12-month period, as well as historical patient collections by payer. The Company assesses the variable consideration for each Medicare claim as a percentage of the total invoice price based on ultimate approval and collection history. There is not variable consideration with sales to the Veterans Administration. The results of the variable consideration assessment are the primary source of information in estimating the recognition of net revenue and the net valuation of the related accounts receivable.

We identified the transaction price adjustment, as it relates to the uncollected Lymphedema product sales to commercial payers and Medicare, as a critical audit matter. The principal considerations for our determination of this as a critical audit matter are:

●	The transaction price adjustment is related to material accounts and disclosures that are important to the users of the consolidated financial statements
●	Significant judgment is required to estimate the expected amount of cash consideration to be collected, which is a key input into management’s transaction price adjustment
●	As it relates to sales with Medicare, the future collection could significantly differ from those subjective estimates given the payment uncertainty due to the appeals process for claims initially denied.

Our audit procedures related to the transaction price adjustment – uncollected Lymphedema product sales with commercial payers and Medicare included the following, among others:

●	We tested the design and operating effectiveness of management’s key controls relating to their Medicare and commercial payer transaction price assessments and commercial payer lookback analysis through reperformance, observation of the control being performed, and inspection of supporting documentation providing evidence of control performance.
●	To test management’s estimate of the commercial payer transaction price adjustment, we: (1) recomputed management’s calculation of the historical collection amount by payer based on transactions that occurred during the year for a sample of commercial payers and (2) tested the completeness and accuracy of the underlying data used in management’s calculation of the historical collection amount.
●	For sales to patients insured by commercial payers, we assessed the reasonableness of management’s year-end analysis of the transaction price adjustment recorded in the prior year compared to actual pricing adjustments experienced in the current period by recomputing the results of management’s historical lookback analysis of collection amounts by payer portfolio and total reserve.
●	For sales to patients covered by Medicare, we: (1) tested management’s estimate by evaluating the determination of collection percentage assumptions, (2) recalculated the related transaction price adjustment based upon management’s assumptions and (3) tested the completeness and accuracy of the underlying data inputs for the collection percentage determination.

/s/ GRANT THORNTON LLP

We have served as the Company’s auditor since 2015.

Minneapolis, Minnesota

February 21, 2023

Tactile Systems Technology, Inc.
Consolidated Balance Sheets
	December 31,	December 31,
(In thousands, except share and per share data)	2022	2021
Assets
Current assets
Cash and cash equivalents	$21,929	$28,229
Accounts receivable	54,826	49,478
Net investment in leases	16,130	12,482
Inventories	23,124	19,217
Prepaid expenses and other current assets	3,754	4,141
Total current assets	119,763	113,547
Non-current assets
Property and equipment, net	6,077	6,750
Right of use operating lease assets	21,322	23,984
Intangible assets, net	50,375	54,081
Goodwill	31,063	31,063
Accounts receivable, non-current	23,061	12,847
Other non-current assets	3,335	1,998
Total non-current assets	135,233	130,723
Total assets	$254,996	$244,270
Liabilities and Stockholders' Equity
Current liabilities
Accounts payable	$9,984	$5,023
Note payable	2,968	2,960
Earn-out, current	13,050	3,250
Accrued payroll and related taxes	17,100	12,139
Accrued expenses	9,240	5,262
Income taxes payable	2,336	16
Operating lease liabilities	2,500	2,506
Other current liabilities	7,152	3,305
Total current liabilities	64,330	34,461
Non-current liabilities
Revolving line of credit, non-current	24,916	24,857
Note payable, non-current	20,979	26,933
Earn-out, non-current	—	2,950
Accrued warranty reserve, non-current	2,207	3,108
Income taxes payable, non-current	298	348
Operating lease liabilities, non-current	20,866	23,354
Deferred income taxes	—	32
Total non-current liabilities	69,266	81,582
Total liabilities	133,596	116,043

Commitments and Contingencies (see Note 12)

Stockholders’ equity:
Preferred stock, $0.001 par value, 50,000,000 shares authorized; none issued and outstanding as of December 31, 2022 and December 31, 2021	—	—
Common stock, $0.001 par value, 300,000,000 shares authorized; 20,252,677 shares issued and outstanding as of December 31, 2022; 19,877,786 shares issued and outstanding as of December 31, 2021	20	20
Additional paid-in capital	131,001	119,962
(Accumulated deficit) retained earnings	(9,621)	8,245
Total stockholders’ equity	121,400	128,227
Total liabilities and stockholders’ equity	$254,996	$244,270

The accompanying notes are an integral part of these consolidated financial statements.

Tactile Systems Technology, Inc.
Consolidated Statements of Operations

	Year Ended
	December 31,
(In thousands, except share and per share data)	2022	2021	2020
Revenue
Sales revenue	$211,345	$177,914	$161,497
Rental revenue	35,440	30,143	25,633
Total revenue	246,785	208,057	187,130
Cost of revenue
Cost of sales revenue	59,619	50,222	45,309
Cost of rental revenue	11,190	9,622	9,011
Total cost of revenue	70,809	59,844	54,320
Gross profit
Gross profit - sales revenue	151,726	127,692	116,188
Gross profit - rental revenue	24,250	20,521	16,622
Gross profit	175,976	148,213	132,810
Operating expenses
Sales and marketing	106,418	86,775	79,634
Research and development	7,088	5,659	5,264
Reimbursement, general and administrative	60,796	56,802	51,343
Intangible asset amortization and earn-out	14,432	739	197
Total operating expenses	188,734	149,975	136,438
Loss from operations	(12,758)	(1,762)	(3,628)
Other (expense) income	(2,715)	(531)	1,367
Loss before income taxes	(15,473)	(2,293)	(2,261)
Income tax expense (benefit)	2,393	9,518	(1,641)
Net loss	$(17,866)	$(11,811)	$(620)
Net loss per common share
Basic	$(0.89)	$(0.60)	$(0.03)
Diluted	$(0.89)	$(0.60)	$(0.03)
Weighted-average common shares used to compute net loss per common share
Basic	20,067,969	19,719,485	19,346,929
Diluted	20,067,969	19,719,485	19,346,929

The accompanying notes are an integral part of these consolidated financial statements.

Tactile Systems Technology, Inc.
Consolidated Statements of Comprehensive Loss
	Year Ended
	December 31,
(In thousands)	2022	2021	2020
Net loss	$(17,866)	$(11,811)	$(620)
Other comprehensive loss
Unrealized loss on marketable securities	—	—	(21)
Income tax related to items of other comprehensive loss	—	—	(5)
Total other comprehensive loss	—	—	(26)
Comprehensive loss	$(17,866)	$(11,811)	$(646)

The accompanying notes are an integral part of these consolidated financial statements.

Tactile Systems Technology, Inc.
Consolidated Statements of Stockholders’ Equity

				(Accumulated	Accumulated
			Additional	Deficit)	Other
	Common Stock		Paid-In	Retained	Comprehensive
(In thousands, except share data)	Shares	Par Value	Capital	Earnings	Loss	Total
Balances, December 31, 2019	19,152,715	$19	$91,874	$20,676	$26	$112,595
Stock-based compensation	—	—	10,689	—	—	10,689
Exercise of common stock options and vesting of restricted stock units	303,709	—	1,068	—	—	1,068
Taxes paid for net share settlement of restricted stock units	(37,790)	—	(1,854)	—	—	(1,854)
Common shares issued for employee stock purchase plan	74,084	—	2,898	—	—	2,898
Comprehensive loss for the period	—	—	—	(620)	(26)	(646)
Balances, December 31, 2020	19,492,718	$19	$104,675	$20,056	$—	$124,750
Stock-based compensation	—	—	10,173	—	—	10,173
Exercise of common stock options and vesting of performance and restricted stock units	333,763	1	3,975	—	—	3,976
Taxes paid for net share settlement of restricted stock units	(22,357)	—	(1,173)	—	—	(1,173)
Common shares issued for employee stock purchase plan	73,662	—	2,312	—	—	2,312
Comprehensive loss for the period	—	—	—	(11,811)	—	(11,811)
Balances, December 31, 2021	19,877,786	$20	$119,962	$8,245	$—	$128,227
Stock-based compensation	—	—	9,600	—	—	9,600
Exercise of common stock options and vesting of performance and restricted stock units	225,282	—	153	—	—	153
Common shares issued for employee stock purchase plan	149,609	—	1,286	—	—	1,286
Comprehensive loss for the period	—	—	—	(17,866)	—	(17,866)
Balances, December 31, 2022	20,252,677	$20	$131,001	$(9,621)	$—	$121,400

The accompanying notes are an integral part of these consolidated financial statements.

Tactile Systems Technology, Inc.
Consolidated Statements of Cash Flows

	Year Ended December 31,
(In thousands)	2022	2021	2020
Cash flows from operating activities
Net loss	$(17,866)	$(11,811)	$(620)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	6,268	3,681	2,794
Net amortization of premiums and discounts on securities available-for-sale	—	—	(91)
Deferred income taxes	(32)	10,230	(1,233)
Stock-based compensation expense	9,600	10,173	10,689
Gain on other investments and maturities of marketable securities	—	—	(11)
Impairment losses	—	—	4,025
Loss on disposal of property and equipment and intangibles	20	20	—
Change in fair value of earn-out liability	11,850	(200)	—
Changes in assets and liabilities, net of acquisition:
Accounts receivable	(5,348)	(5,629)	(10,405)
Net investment in leases	(3,648)	(1,774)	(2,561)
Inventories	(3,907)	972	318
Income taxes	2,270	(2,294)	1,972
Prepaid expenses and other assets	(950)	(1,489)	(528)
Right of use operating lease assets	168	614	559
Accounts receivable, non-current	(10,214)	(3,414)	(5,249)
Accounts payable	4,961	826	337
Accrued payroll and related taxes	4,961	551	1,490
Accrued expenses and other liabilities	7,076	2,175	1,308
Net cash provided by operating activities	5,209	2,631	2,794
Cash flows from investing activities
Proceeds from maturities of securities available-for-sale	—	—	22,500
Payments related to acquisition	—	(79,829)	—
Purchases of property and equipment	(1,780)	(2,103)	(2,059)
Proceeds from sale of property and equipment	11	—	—
Intangible assets expenditures	(140)	(252)	(232)
Other investments	—	—	(30)
Net cash (used in) provided by investing activities	(1,909)	(82,184)	20,179
Cash flows from financing activities
Proceeds from issuance of note payable	—	30,000	—
Proceeds from revolving line of credit	—	25,000	—
Payment on earn-out	(5,000)	—	—
Payments on note payable	(6,000)	—
Payments of deferred debt issuance costs	(39)	(188)	—
Taxes paid for net share settlement of performance and restricted stock units	—	(1,173)	(1,854)
Proceeds from exercise of common stock options	153	3,976	1,068
Proceeds from the issuance of common stock from the employee stock purchase plan	1,286	2,312	2,898
Net cash (used in) provided by financing activities	(9,600)	59,927	2,112
Net (decrease) increase in cash and cash equivalents	(6,300)	(19,626)	25,085
Cash and cash equivalents – beginning of period	28,229	47,855	22,770
Cash and cash equivalents – end of period	$21,929	$28,229	$47,855

Supplemental cash flow disclosure
Cash paid for interest	$2,186	$130	$—
Cash paid for taxes	$44	$1,593	$543
Capital expenditures incurred but not yet paid	$38	$23	$17

The accompanying notes are an integral part of these consolidated financial statements.

Tactile Systems Technology, Inc.

Notes to the Consolidated Financial Statements

Note 1.  Nature of Business and Operations

Tactile Systems Technology, Inc. (“we,” “us,” and “our”) manufactures and distributes medical devices for the treatment of patients with underserved chronic diseases at home. We provide our Flexitouch and Entre systems, which help control symptoms of lymphedema, a chronic progressive medical condition, through our direct sales force for use in the home and sell or rent them through vascular, wound and lymphedema clinics throughout the United States.

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

Our business is affected by seasonality. In the first quarter of each year, when most patients have started a new insurance year and have not yet met their annual out-of-pocket payment obligations, we experience substantially reduced demand for our products. We typically experience higher revenue in the third and fourth quarters of the year when patients have met their annual insurance deductibles, thereby reducing their out-of-pocket costs for our products, and because patients desire to exhaust their flexible spending accounts at year end. This seasonality applies only to purchases and rentals of our products by patients covered by commercial insurance and is not relevant to Medicare, Medicaid or the Veterans Administration, as those payers either do not have plans that have declining deductibles over the course of the plan year and/or do not have plans that include patient deductibles for purchases or rentals of our products. Further, seasonality trends have been, and may continue to be, different than historical trends as a result of the COVID-19 pandemic and related impacts.

Note 2.  Basis of Presentation

Our accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the rules and regulations of the SEC.

The results for the year ended December 31, 2022, are not necessarily indicative of results to be expected for any future year.

Principles of Consolidation

Our accompanying consolidated financial statements include the accounts of Tactile Systems Technology, Inc. and its wholly owned subsidiary, Swelling Solutions, Inc. All intercompany balances and transactions have been eliminated in consolidation.

Risks and Uncertainties

Coronavirus (COVID-19)

The United States economy in general and our business specifically have been negatively affected by the COVID-19 pandemic. We have seen adverse impacts as it relates to the decline in the number of patients that healthcare facilities and clinics are able to treat due to enhanced safety protocols, particularly during 2020, most of 2021 and the first quarter of 2022. We have also seen staffing challenges, both in our organization and at the clinics we serve, as another lingering consequence of the COVID-19 pandemic. While we saw some level of recovery in 2022, ongoing consequences of the pandemic remain uncertain. There are no reliable estimates of how long the pandemic will last, whether any recovery will be sustained or will reverse course, the severity of any resurgence of COVID-19 or variant strains of the virus, the effectiveness of vaccines and attitudes towards receiving them, or what ultimate effects the pandemic will have. For that reason, we are unable to reasonably estimate the long-term impact of the pandemic on our business at this time.

Since the onset of COVID-19, we have remained proactive to adapt to the needs of our employees, clinicians and patients. We cannot assure you that these changes to our processes and practices will be successful in mitigating the impact of COVID-19 on our business. We continue to evaluate and, if appropriate, will adopt other measures in the future related to the ongoing safety of our employees, clinicians and patients.

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

Note 3.  Summary of Significant Accounting Policies

Cash and Cash Equivalents

Cash and cash equivalents consist of all cash on hand and deposits. Our cash was held primarily in checking accounts as of December 31, 2022 and 2021. At times the amount of cash on deposit may exceed the federally insured limit of the bank. Deposit accounts at each of the institutions are insured up to $250,000 by the Federal Deposit Insurance Corporation (FDIC). At December 31, 2022 and 2021, the Company exceeded FDIC limits at various institutions. The Company has not experienced any losses in such accounts and believes there is little to no exposure to any significant credit risk.

Equity Investments

Equity investments (including equity securities) with readily determinable fair value are reported at fair value, with unrealized gains and losses included in the determination of net loss. For equity investments with no readily determinable fair value, we measure these investments at cost less impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for the identical or a similar investment of the same issuer. Such observable price changes may include instances where the investee issues equity securities to new investors, thus creating a new indicator of fair value, as an example. As of each of December 31, 2022 and 2021, the total carrying value of our equity investments, with no readily determinable fair value, was $0.3 million, and are included in other non-current assets on our Consolidated Balance Sheets. On an annual basis, we perform a qualitative assessment considering impairment indicators to evaluate whether these investments are impaired and also monitor for any observable price changes. During the years ended December 31, 2022 and 2021, we did not have any impairment loss on these investments.

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

We commercially distribute these products directly to patients who are referred to us by physicians, therapists or nurses. In most cases, there is a third-party payer, such as a commercial insurer, Medicare or the Veterans Administration, involved with the transaction. Our contractual relationship resides with the patient when the third-party payer is either a commercial insurer or Medicare and with the Veterans Administration if the patient is covered under their services. Revenue is recognized from such sales upon transfer of control of the product to the customer at a transaction price determined by collection history. As a result, the transaction price is impacted by multiple factors, including the terms and conditions contracted by various third-party payers, and therefore payments from third-party payers typically are less than our standard charge and represent an implicit price concession, resulting in variable consideration. As most contracts are with each individual sale to a patient, we have elected the portfolio approach to determine the transaction price, and ultimately the expected consideration. The portfolios used to determine transaction price are at the payer level, with pricing for each payer assessed based on the underlying similar characteristics.

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

A portion of our revenue is derived from patients who obtain our products under multiple-month rental arrangements. We bill these patients’ insurance payers monthly over the duration of the rental term. Title to these products passes to the patients at the end of the rental period. Rental agreements are recorded as sales-type leases in accordance with Accounting Standards Update (“ASU”) No. 2016-02, “Leases” (Topic 842) (“ASC 842”). Accordingly, as sales-type leases, the transaction price for the entire rental term is recognized upon transfer of control.

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

Advertising

Advertising costs are charged to operations when incurred. Advertising expense was $0.1 million for each of the years ended December 31, 2022, 2021 and 2020.

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

Impairment of Long-Lived Assets

We review long-lived assets, including property and equipment and patents, for impairment whenever events or changes in business circumstances indicate that the carrying amount of an asset may not be fully recoverable. We will assess long-lived assets used in operations for impairment indicators, including when undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying amount (see Note 8 – “Goodwill and Intangible Assets”).

Goodwill

Goodwill represents the excess of the purchase price paid over the estimated fair value of the net assets acquired and liabilities assumed in the acquisition of a business. Goodwill is not amortized, but is tested for impairment at least annually or on an interim basis if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying value. We perform our annual assessment of goodwill for impairment as of July 1st of each fiscal year. See Note 8 – “Goodwill and Intangible Assets” for additional information.

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

Accounting Pronouncement Not Yet Adopted

In December 2022, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2022-06, “Reference Rate Reform (Topic 848) — Facilitation of the Effect of Reference Rate Reform on Financial Reporting” (“ASU 2022-06”), which provides optional expedients and exceptions for applying GAAP to transactions affected by reference rate (e.g., LIBOR) reform if certain criteria are met, for a limited period of time to ease the potential burden in accounting for (or recognizing the effects of) reference rate reform on financial reporting. The ASU deferred the sunset date of Topic 848 from December 31, 2022 to December 31, 2024. The ASU is effective as of December 21, 2022 through December 31, 2024. We continue to evaluate transactions or contract modifications occurring as a result of reference rate reform and determine whether to apply the optional guidance on an ongoing basis. We have not elected any expedients to date and are currently evaluating any potential future impacts on the consolidated financial statements.

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

On November 4, 2022, we entered into an Amendment to the AffloVest APA, the “Amendment” with IBC, which modifies the terms of the earn-out arrangement under the AffloVest APA, as follows:

●	Initial Earn-Out: The AffloVest APA provided for an initial earn-out equal to 1.5 times the amount by which the AffloVest U.S. revenues in the period from October 1, 2021 to September 30, 2022 (the “Initial Earn-Out Period”) exceed a specified amount; provided that in no event will the payment exceed $10.0 million.
o	The Amendment provides that the calculated amount of the initial earn-out payment is $10.0 million, of which the Company paid $5.0 million on or before November 28, 2022, and of which the Company will pay $5.0 million, plus an imputed interest payment of $250,000, on or before May 26, 2023.

●	Second Earn-Out: The AffloVest APA provided for a second earn-out equal to 1.5 times the amount by which the AffloVest U.S. revenues in the period from October 1, 2022 to September 30, 2023 exceed the revenues recognized during the Initial Earn-Out Period; provided that in no event will the payment exceed $10.0 million.
o	The Amendment changes the 1.5 times multiplier to 3.0 times, but still provides that in no event will the second earn-out payment exceed $10.0 million.

The fair value of the earn-out as of the acquisition date was $6.4 million. The fair value of the earn-out, reflecting management’s estimate of the likelihood of achieving these targets, was determined by employing a Monte Carlo Simulation model. This amount and the current versus non-current allocation will be remeasured at the end of each reporting period until the payment requirement ends, with any adjustments reported in income from operations (see Note 17 – “Fair Value Measurements”).

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

Transaction costs, such as legal and other costs, related to the acquisition aggregated approximately $0.8 million. These costs have been expensed as incurred and are included in reimbursement, general and administrative expenses in our Consolidated Statements of Operations for the year ended December 31, 2021.

The Consolidated Statements of Operations reflect the AffloVest operations beginning September 9, 2021. As the AffloVest business has been integrated with our existing operations, we are unable to determine the amount of AffloVest earnings from the acquisition date that is included in the Consolidated Statements of Operations. The following unaudited pro forma information for the years ended December 31, 2021 and 2020 presents the revenue and net income assuming the acquisition of AffloVest had occurred as of January 1, 2020. This information has been prepared for comparative purposes only and is not indicative of what actual results would have been if the acquisition had taken place at the beginning of fiscal 2020, or of future results.

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

Note 5.  Accounts Receivable

We had accounts receivable from two insurers representing approximately 45% and 21% of accounts receivable as of December 31, 2022. We had accounts receivable from two insurers representing approximately 33% and 24% of accounts receivable as of December 31, 2021. Revenue from these insurers accounted for 19% and 10% of our total revenue for the year ended December 31, 2022, and 17% and 12% for the year ended December 31, 2021. The credit risks associated with customers which for these purposes are insurers considers aggregation for entities that are known to be under common control.

Note 6.  Inventories

Inventories consisted of the following:

(In thousands)	At December 31, 2022	At December 31, 2021
Finished goods	$5,100	$8,242
Component parts and work-in-process	18,024	10,975
Total inventories	$23,124	$19,217

Note 7.  Property and Equipment

Property and equipment consisted of the following:

	At December 31,
(In thousands)	2022	2021
Equipment	$8,274	$8,051
Tooling	3,390	2,545
Furniture and fixtures	2,087	2,104
Leasehold improvements	1,493	1,458
Demonstration equipment	1,012	632
Construction in progress	606	1,003
Subtotal	16,862	15,793
Less: accumulated depreciation	(10,785)	(9,043)
Property and equipment, net	$6,077	$6,750

Depreciation expense was $2.5 million, $2.3 million and $2.4 million for the years ended December 31, 2022, 2021 and 2020, respectively.

Note 8.  Goodwill and Intangible Assets

Goodwill

In the third quarter of fiscal 2021, we completed the AffloVest Acquisition. The purchase price of the AffloVest business exceeded the net acquisition-date estimated fair value amounts of the identifiable assets acquired and the liabilities assumed by $31.1 million, which was assigned to goodwill.

Intangible Assets

Our patents and other intangible assets are summarized as follows:

	Weighted-	At December 31, 2022
	Average	Gross
	Amortization	Carrying	Accumulated	Net
(In thousands)	Period	Amount	Amortization	Amount
Definite-lived intangible assets:
Patents	12 years	$897	$173	$724
Defensive intangible assets	2 years	1,126	764	362
Customer accounts	< 1 year	125	114	11
Customer relationships	12 years	31,000	3,127	27,873
Developed technology	10 years	13,000	1,550	11,450
Subtotal		46,148	5,728	40,420
Unamortized intangible assets:
Tradenames		9,500	—	9,500
Patents pending		455	—	455
Total intangible assets		$56,103	$5,728	$50,375

	Weighted-	At December 31, 2021
	Average	Gross
	Amortization	Carrying	Accumulated	Net
(In thousands)	Period	Amount	Amortization	Amount
Definite-lived intangible assets:
Patents	12 years	$666	$109	$557
Defensive intangible assets	3 years	1,125	592	533
Customer accounts	1 year	125	89	36
Customer relationships	13 years	31,000	742	30,258
Developed technology	11 years	13,000	368	12,632
Subtotal		45,916	1,900	44,016
Unamortized intangible assets:
Tradenames		9,500	—	9,500
Patents pending		565	—	565
Total intangible assets		$55,981	$1,900	$54,081

Amortization expense was $3.8 million, $1.4 million, and $0.4 million for the years ended December 31, 2022, 2021 and 2020, respectively. Future amortization expenses are expected as follows:

(In thousands)
2023	$3,808
2024	3,787
2025	3,697
2026	3,633
2027	3,623
Thereafter	21,872
Total	$40,420

The weighted-average remaining amortization period for these intangible assets was 11.0 years as of December 31, 2022.

Note 9.  Accrued Expenses

Accrued expenses consisted of the following:

(In thousands)	At December 31, 2022	At December 31, 2021
In-transit inventory	$3,228	$416
Warranty	2,005	1,851
Travel	1,121	661
Legal and consulting	730	1,371
Clinical studies	276	113
Sales and use tax	147	106
Other	1,733	744
Total	$9,240	$5,262

Note 10.  Warranty Reserves

The activity in the warranty reserve during and as of the end of the year presented was as follows:

	Year Ended
	December 31,
(In thousands)	2022	2021	2020
Beginning balance	$4,959	$4,841	$3,759
Warranty provision	2,047	2,606	2,957
Processed warranty claims	(2,794)	(2,488)	(1,875)
Ending balance	$4,212	$4,959	$4,841

Accrued warranty reserve, current	$2,005	$1,851	$1,606
Accrued warranty reserve, non-current	2,207	3,108	3,235
Total accrued warranty reserve	$4,212	$4,959	$4,841

Note 11.  Credit Agreement

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

On September 8, 2021, in connection with the closing of the AffloVest Acquisition, we borrowed the $30.0 million term loan and utilized that borrowing, together with a draw of $25.0 million under the revolving credit facility and cash on hand, to fund the purchase price. As of both December 31, 2022 and 2021, there was no availability under our Credit Agreement.

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

The term loan and amounts drawn under the revolving credit facility bear interest, at our option, at a rate equal to (a) the highest of (i) the prime rate, (ii) the federal funds rate plus 0.50% and (iii) LIBOR for an interest period of one month plus 1% (the “Base Rate”) plus an applicable margin or (b) LIBOR for an interest period of one, three or six months, at our option, plus the applicable margin. The applicable margin is 0.75% to 2.25% on loans bearing interest at the Base Rate and 1.75% to 3.25% on loans bearing interest at LIBOR, in each case depending on our consolidated total leverage ratio; except that, pursuant to the Second Amendment, during the period commencing on February 22, 2022 and ending on the last day of the fiscal quarter ending June 30, 2023, the applicable margin for LIBOR rate loans is 3.50%. At December 31, 2022, all outstanding borrowings were subject to interest at a rate calculated at LIBOR plus an applicable margin, for an interest rate of 7.41%. Undrawn portions of the revolving credit facility are subject to an unused line fee at a rate per annum from 0.300% to 0.375%, depending on our consolidated total leverage ratio.

Maturities of the term loan for the next three years as of December 31, 2022, were as follows:

(In thousands)	Amount
2023	3,000
2024	21,000
Total	$24,000

Our obligations under the Credit Agreement are secured by a security interest in substantially all of our and our subsidiaries’ assets and are also guaranteed by our subsidiaries. The Credit Agreement contains a number of restrictions and covenants, including that we maintain compliance with a maximum leverage ratio, minimum fixed charge coverage ratio and a minimum consolidated EBITDA covenant. As of December 31, 2022, we were in compliance with all financial covenants under the Credit Agreement.

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

Buildings

We lease certain office and warehouse space at various locations in the United States where we provide services. These leases are typically greater than one year with fixed, escalating rents over the noncancelable terms and, therefore, ROU operating lease assets and operating lease liabilities are recorded on the Consolidated Balance Sheets, with rent expense recognized on a straight-line basis over the term of the lease. The remaining lease terms vary from approximately one to eight years as of December 31, 2022.

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

Vehicles

We lease vehicles for certain members of our field sales organization under a vehicle fleet program whereby the initial, noncancelable lease is for a term of 367 days, thus more than one year. Subsequent to the initial term, the lease becomes a month-to-month, cancelable lease. As of December 31, 2022, we had approximately two vehicles with agreements within the initial, noncancelable lease term that are recorded as ROU operating lease assets and operating lease liabilities. In addition to monthly rental fees specific to the vehicle, there are fixed monthly nonlease components that have been included in the ROU operating lease assets and operating lease liabilities. The nonlease components are not significant.

Computer and Office Equipment

We also have operating lease agreements for certain computer and office equipment. The remaining lease terms as of December 31, 2022, ranged from less than one year to approximately four years with fixed monthly payments that are included in the ROU operating lease assets and operating lease liabilities. The leases provide an option to purchase the related equipment at fair market value at the end of the lease. The leases will automatically renew as a month-to-month rental at the end of the lease if the equipment is not purchased or returned.

Lease Position, Undiscounted Cash Flow and Supplemental Information

The table below presents information related to our ROU operating lease assets and operating lease liabilities that we have recorded:

(In thousands)	At December 31, 2022	At December 31, 2021
Right of use operating lease assets	$21,322	$23,984

Operating lease liabilities:
Current	$2,500	$2,506
Non-current	20,866	23,354
Total	$23,366	$25,860

Operating leases:
Weighted average remaining lease term	7.7 years	8.6 years
Weighted average discount rate	4.2%	4.2%

	Year Ended December 31,
	2022	2021
Supplemental cash flow information for our operating leases:
Cash paid for operating lease liabilities	$3,575	$3,379
Non-cash right of use assets obtained in exchange for new operating lease obligations	$49	$6,920

The table below reconciles the undiscounted cash flows under the operating lease liabilities recorded on the Consolidated Balance Sheets for the periods presented:

(In thousands)
2023	$3,427
2024	3,418
2025	3,517
2026	3,615
2027	3,167
Thereafter	10,082
Total minimum lease payments	27,226
Less: Amount of lease payments representing interest	(3,860)
Present value of future minimum lease payments	23,366
Less: Current obligations under operating lease liabilities	(2,500)
Non-current obligations under operating lease liabilities	$20,866

Operating lease costs were $3.8 million, $3.6 million and $3.0 million for the years ended December 31, 2022, 2021 and 2020, respectively.

Major Vendors

We had purchases from one vendor that accounted for 18% of our total purchases for the year ended December 31, 2022 and purchases from two vendors that accounted for 32% of total purchases for the year ended December 31, 2021.

Purchase Commitment

We issued purchase orders in 2022 totaling $33.5 million for goods that we expect to receive within the next year.

Retirement Plan

We maintain a 401(k) retirement plan for our employees to which eligible employees can contribute a percentage of their pre-tax compensation. We recorded an expense related to our discretionary contributions to the 401(k) plan of $1.5 million, $1.2 million and $0.3 million for the years ended December 31, 2022, 2021 and 2020, respectively.

Legal Proceedings

From time to time, we are subject to various claims and legal proceedings arising in the ordinary course of business. Regardless of outcome, litigation can have an adverse impact on us because of defense and settlement costs, diversion of management resources and other factors.

We and certain of our present or former officers have been sued in a purported securities class action lawsuit that was filed in the United States District Court for the District of Minnesota on September 29, 2020, and that is pending under the caption Brian Mart v. Tactile Systems Technology, Inc., et al., File No. 0:20-cv-02074-NEB-BRT (the “Mart Lawsuit”). On April 19, 2021, the plaintiff filed an Amended Complaint against us and eight of our present and former officers and directors. Plaintiff seeks to represent a class consisting of investors who purchased our common stock in the market during the time period from May 7, 2018 through June 8, 2020 (“alleged class period”). The Amended Complaint alleges the following claims under the Securities Exchange Act of 1934, as amended (the “Exchange Act”): (1) that we and certain officer defendants made materially false or misleading public statements about our business, operational and compliance policies, and results during the alleged class period in violation of Section 10(b) of the Exchange Act; (2) that we and the individual defendants engaged in a scheme to defraud investors in order to allow the individual defendants to sell our stock in violation of Section 10(b) of the Exchange Act; (3) that the individual defendants engaged in improper insider trading of our stock in violation of Section 20A of the Exchange Act; and (4) that we and the individual defendants are liable under Section 20(a) of the Exchange Act because each defendant is a controlling person. On June 18, 2021, we and the individual defendants filed a motion to dismiss the Amended Complaint. On March 31, 2022, the court granted in part, and denied in part, the defendants’ motion to dismiss. All claims against three individual defendants were dismissed, and most claims against four other individual defendants were dismissed. On November 21, 2022, the company announced that it entered a Memorandum of Understanding to settle this matter. The Company does not expect to fund any portion of cash payments made in connection with the $5 million settlement amount. The settlement does not constitute an admission of liability or wrongdoing by the Company. The settlement is subject to the parties reaching agreement on various non-monetary terms and court approval of the final terms will be required.

On May 24, 2022, a stockholder derivative lawsuit was filed in the United States District Court for the District of Minnesota, purportedly on behalf of the Company against certain of our present and former officers and directors and the Company (as a nominal defendant), captioned Jack Weaver v. Moen, et al., File No. 0:22-cv-01403-NEB-BRT. This complaint generally arises out of the same subject matter as the Mart Lawsuit and alleges the following claims under the Exchange Act and common law: (1) that the director defendants made materially false or misleading public statements in proxy statements in violation of Section 14(a) of the Exchange Act; (2) that the director defendants’ stock and option awards should be rescinded under Section 29(b) of the Exchange Act; (3) that the officer defendants’ employment contract compensation should be rescinded under Section 29(b) of the Exchange Act; (4) that certain officer defendants are liable for contribution arising out of any liability incurred in the Mart Lawsuit, under Sections 10(b) and 21D of the Exchange Act; (5) that the individual defendants breached their fiduciary duties; and (6) that the individual defendants were unjustly enriched. The lawsuit seeks unspecified damages. In August, the matter was transferred to the United States District Court for the District of Delaware by order granting the Parties Stipulation to Transfer. On February 10, 2023, we filed a motion to dismiss the action. We are defending the action as it proceeds.

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

Stock-Based Compensation

Our 2016 Equity Incentive Plan (the “2016 Plan”) authorizes us to grant stock options, stock appreciation rights, restricted stock, stock units and other stock-based awards to employees, non-employee directors and certain consultants and advisors. There were up to 4,800,000 shares of our common stock initially reserved for issuance pursuant to the 2016 Plan. The 2016 Plan provides that the number of shares reserved and available for issuance under the 2016 Plan will automatically increase annually on January 1 of each calendar year, commencing in 2017 and ending on and including January 1, 2026, by an amount equal to the lesser of: (a) 5% of the number of common shares of stock outstanding as of December 31 of the immediately preceding calendar year, or (b) 2,500,000 shares; provided, however, that our Board of Directors may determine that any annual increase be a lesser number. In addition, all awards granted under our 2007 Omnibus Stock Plan and our 2003 Stock Option Plan that were outstanding when the 2016 Plan became effective and that are forfeited, expire, are cancelled, are settled for cash or otherwise not issued, will become available for issuance under the 2016 Plan. Pursuant to the automatic increase feature of the 2016 Plan, 972,591 shares were added as available for issuance thereunder on January 1, 2021. Our Board of Directors exercised its prerogative to forego the automatic increase on each of January 1, 2023 and 2022. As of December 31, 2022, 5,957,683 shares were available for future grant pursuant to the 2016 Plan.

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

We recorded total stock-based compensation expense of $9.6 million, $10.2 million and $10.7 million for the years ended December 31, 2022, 2021 and 2020, respectively. This expense was allocated as follows:

	Year Ended
	December 31,
(In thousands)	2022	2021	2020
Cost of revenue	$367	$433	$539
Sales and marketing expenses	4,060	4,069	5,058
Research and development expenses	226	314	360
Reimbursement, general and administrative expenses	4,947	5,357	4,732
Total stock-based compensation expense	$9,600	$10,173	$10,689

Stock Options

Stock options issued to participants other than non-employees typically vest over three or four years and typically have a contractual term of seven or ten years. Stock-based compensation expense included in our Consolidated Statements of Operations for stock options was $2.5 million, $4.3 million and $4.0 million for the years ended December 31, 2022, 2021 and 2020, respectively. The total grant date fair value of options vested during the year was $3.3 million, $4.3 million and $3.0 million for the years ended December 31, 2022, 2021 and 2020, respectively.

At December 31, 2022, there was approximately $1.6 million of total unrecognized pre-tax stock option expense under our equity compensation plans, which is expected to be recognized on a straight-line basis over a weighted-average period of 1.2 years.

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

The following table sets forth the estimated fair values of our stock options granted in each of the years indicated, and the assumptions on which the fair values were determined:

	2022	2021	2020
Expected term	4.5 years	4.5 years	4.5 years
Expected volatility	59.2%	45.0 - 52.3%	44.1 - 46.4%
Risk-free interest rate	4.3%	0.6 - 1.1%	0.2 - 0.9%
Expected dividend yield	0%	0%	0%
Fair value on the date of grant	$ 8.11	$13.04 - $22.90	$13.45 - $18.64

Our stock option activity for the three years ended December 31, 2022, 2021 and 2020, was as follows:

		Weighted-	Weighted-
		Average	Average	Aggregate
	Options	Exercise Price	Remaining	Intrinsic
(In thousands except options and per share data)	Outstanding	Per Share (1)	Contractual Life	Value (2)
Balance at December 31, 2019	866,955	$28.76	6.3 years	$33,957
Granted	378,695	$44.84
Exercised	(147,741)	$7.24		$6,540
Forfeited	(54,824)	$50.25
Cancelled/Expired	(3,376)	$63.61
Balance at December 31, 2020	1,039,709	$36.43	5.6 years	$13,381
Granted	188,748	$49.33
Exercised	(175,516)	$22.65		$4,901
Forfeited	(92,773)	$49.77
Cancelled/Expired	(44,944)	$57.78
Balance at December 31, 2021	915,224	$39.33	5.0 years	$2,068
Granted	47,280	$6.17
Exercised	(90,878)	$1.68		$916
Forfeited	(92,981)	$36.28
Cancelled/Expired	(163,338)	$37.65
Balance at December 31, 2022	615,307	$43.25	4.7 years	$164

Options exercisable at December 31, 2022	435,363	$43.83	4.5 years	$84

(1)	The exercise price of each option granted during the periods shown was equal to the market price of the underlying stock on the date of grant.
(2)	The aggregate intrinsic value of options exercised represents the difference between the exercise price of the option and the closing stock price of our common stock on the date of exercise. The aggregate intrinsic value of options outstanding represents the difference between the exercise price of the option and the closing stock price of our common stock on the last trading day of the period.

Options exercisable of 517,316 at December 31, 2021, and 489,866 at December 31, 2020 had weighted average exercise prices of $32.60 and $25.39, respectively.

The following summarizes additional information about our stock options:

	Year Ended
	December 31,
Number of:	2022	2021
Non-vested options, beginning of the year	397,908	549,843
Non-vested options, end of the year	179,944	397,908
Vested options, end of the year	435,363	517,316

	Year Ended
	December 31,
Weighted-average grant date fair value of:	2022	2021
Non-vested options, beginning of the year	$18.02	$18.03
Non-vested options, end of the year	16.24	18.02
Vested options, end of the year	17.53	13.27
Forfeited options, during the year	14.73	19.26

Time-Based Restricted Stock Units

We have granted time-based restricted stock units to certain participants under the 2016 Plan that are stock-settled with common shares. Time-based restricted stock units granted under the 2016 Plan vest over one to three years. Stock-based compensation expense included in our Consolidated Statements of Operations for time-based restricted stock units was $5.8 million, $4.9 million and $5.2 million for the years ended December 31, 2022, 2021 and 2020, respectively. As of December 31, 2022, there was approximately $7.8 million of total unrecognized pre-tax compensation expense related to outstanding time-based restricted stock units that is expected to be recognized over a weighted-average period of 1.9 years.

Our time-based restricted stock unit activity for the years ended December 31, 2022, 2021 and 2020 was as follows:

		Weighted-
		Average Grant	Aggregate
	Units	Date Fair Value	Intrinsic
(In thousands except unit and per unit data)	Outstanding	Per Unit	Value (1)
Balance at December 31, 2019	171,687	$43.74	$11,591
Granted	175,582	$46.42
Modification	2,288	$21.85
Vested	(118,014)	$37.57
Cancelled	(20,074)	$53.03
Balance at December 31, 2020	211,469	$48.29	$9,503
Granted	189,762	$40.31
Vested	(106,521)	$47.43
Cancelled	(35,563)	$51.76
Balance at December 31, 2021	259,147	$42.32	$4,932
Granted	539,525	$15.03
Vested	(123,528)	$43.20
Cancelled	(84,602)	$26.91
Balance at December 31, 2022	590,542	$19.42	$6,779

(1)	The aggregate intrinsic value of time-based restricted stock units outstanding was based on our closing stock price on the last trading day of the period.

Performance-Based Restricted Stock Units

We have granted performance-based restricted stock units (“PSUs”) to certain participants under the 2016 Plan. These PSUs have both performance-based and time-based vesting features. The PSUs granted in 2018 were earned to the extent performance goals based on revenue and adjusted EBITDA were achieved in 2019. The PSUs granted in 2019 were earned to the extent performance goals based on revenue and adjusted EBITDA were achieved in 2020. The PSUs granted in 2020 were earned to the extent performance goals based on revenue and adjusted EBITDA were achieved in 2021. The PSUs granted in 2021 will be earned if and to the extent performance goals based on revenue and adjusted EBITDA are achieved in 2022. The PSUs granted in 2022 will be earned if and to the extent performance goals based on revenue change and adjusted EBITDA margin are achieved in 2023. The number of PSUs earned will depend on the level at which the performance targets are achieved and can range from 50% of target if threshold performance is achieved and up to 150% of target if maximum performance is achieved. One-third of the earned PSUs will vest on the date the Compensation and Organization Committee certifies the number of PSUs earned, and the remaining two-thirds of the earned PSUs will vest on the first anniversary of that certification date. All earned and vested PSUs will be settled in shares of common stock.

Stock-based compensation expense included in our Consolidated Statements of Operations for PSUs was $0.5 million, $0.2 million, and $0.5 million for the years ended December 31, 2022, 2021 and 2020, respectively. The stock-based compensation expense for the year ended December 31, 2022 reflects an expense of $0.6 million related to the PSUs granted in 2022. The stock-based compensation expense for the year ended December 31, 2021 reflects a $0.5 million benefit due to a change in the estimated payout associated with PSUs granted in 2020 being below the minimum performance target threshold level, as defined, partially offset by an expense of $0.7 million related to the PSUs granted in 2018 and 2021. As of December 31, 2022, there was approximately $1.4 million of total unrecognized pre-tax compensation expense related to outstanding PSUs that is expected to be recognized over a weighted average period of 2.0 years.

Our performance-based restricted stock unit activity at the estimated payout of 100% of target for the years ended December 31, 2022, 2021 and 2020, was as follows:

	Performance-	Weighted-
	Based	Average Grant	Aggregate
	Units	Date Fair Value	Intrinsic
(In thousands except unit and per unit data)	Outstanding	Per Unit	Value (1)
Balance at December 31, 2019	91,151	$44.63	$6,154
Granted	31,731	$50.41
Vested	(26,204)	$33.58
Cancelled	(17,375)	$52.87
Balance at December 31, 2020	79,303	$47.83	$3,564
Granted	39,419	$51.82
Vested	(34,159)	$33.98
Cancelled	(30,246)	$64.39
Balance at December 31, 2021	54,317	$50.22	$1,034
Granted	131,710	$18.54
Vested	(4,407)	$12.31
Cancelled	(26,002)	$42.53
Balance at December 31, 2022	155,618	$25.05	$1,786

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

A total of 1,600,000 shares of common stock was initially reserved for issuance under the ESPP. This share reserve will automatically be supplemented each January 1, commencing in 2017 and ending on and including January 1, 2026, by an amount equal to the least of (a) 1% of the shares of our common stock outstanding on the immediately preceding December 31, (b) 500,000 shares or (c) such lesser amount as our Board of Directors may determine. Pursuant to the automatic increase feature of the ESPP, 194,518 shares were added as available for issuance thereunder on January 1, 2021. Our Board of Directors exercised its prerogative to forego the automatic increase on each of January 1, 2023 and 2022. As of December 31, 2022, 1,559,151 shares were available for future issuance under the ESPP. We recognized $0.8 million, $0.8 million and $0.9 million in stock-based compensation expense related to the ESPP for the years ended December 31, 2022, 2021 and 2020, respectively.

Note 14.  Revenue

We derive our revenue from the sale and rental of our products to our customers in the United States. The following table presents our revenue, inclusive of sales and rental revenue, disaggregated by product:

	Year Ended
	December 31,
(In thousands)	2022	2021	2020
Revenue
Lymphedema products	$212,266	$202,913	$187,130
Airway clearance products	34,519	5,144	—
Total	$246,785	$208,057	$187,130

Percentage of total revenue
Lymphedema products	86%	98%	100%
Airway clearance products	14%	2%	N.M.
Total	100%	100%	100%

Our revenue by channel, inclusive of sales and rental revenue, for the years ended December 31, 2022, 2021 and 2020 are summarized in the following table:

	Year Ended
	December 31,
(In thousands)	2022	2021	2020
Private insurers and other payers	$139,087	$141,377	$132,789
Veterans Administration	25,507	25,654	24,485
Medicare	47,672	35,882	29,856
Durable medical equipment distributors	34,519	5,144	—
Total	$246,785	$208,057	$187,130

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

Rental revenue for the years ended December 31, 2022, 2021 and 2020, was primarily related to private insurers. Sales-type lease revenue and the associated cost of revenue for the years ended December 31, 2022, 2021 and 2020, was:

	Year Ended December 31,
(In thousands)	2022	2021	2020
Sales-type lease revenue	$35,440	$30,143	$25,633
Cost of sales-type lease revenue	11,190	9,622	9,011
Gross profit	$24,250	$20,521	$16,622

Note 15.  Income Taxes

The provision (benefit) for income tax expense consisted of the following:

	Year Ended December 31,
(In thousands)	2022	2021	2020
Current income taxes, Federal	$1,838	$(1,274)	$(653)
Current income taxes, State	637	214	294
	2,475	(1,060)	(359)

Deferred income taxes, Federal	(32)	7,874	(833)
Deferred income taxes, State	—	2,356	(395)
	(32)	10,230	(1,228)

Unrecognized tax benefit, Federal	(50)	348	—
Unrecognized tax benefit, State	—	—	(54)
	(50)	348	(54)

Total provision (benefit) for income taxes	$2,393	$9,518	$(1,641)

The components of our deferred tax assets and liabilities were as follows:

	At December 31,
(In thousands)	2022	2021
Deferred tax assets:
Operating lease liability	$5,945	$6,490
Net operating loss carryforwards	179	671
Accounts receivable and inventory reserves	6,013	4,658
Stock-based compensation	4,886	3,777
Accrued liabilities	1,914	1,104
Warranty reserves	1,071	1,245
Intangible assets	2,947	579
Business credits	536	682
R&D expenses	1,103	—
Other	183	199
Total deferred tax assets	24,777	19,405

Deferred tax liabilities:
Right-of-use asset	(5,425)	(6,019)
Fixed assets	(1,080)	(914)
Prepaid expenses	(251)	(378)
Other	(186)	(87)
Total deferred tax liabilities	(6,942)	(7,398)

Valuation allowance	(17,835)	(12,039)

Net deferred tax assets	$—	$(32)

A reconciliation of income tax (benefit) expense to the statutory federal tax rate is as follows:

	Year Ended December 31,
	2022	2021	2020
Tax expense at statutory rate	21.0%	21.0%	21.0%
State income taxes, net of federal benefit	4.1	(1.1)	(7.9)
Executive compensation	—	(14.2)	(5.5)
Meals and entertainment	—	—	(10.6)
Incentive stock options	—	—	(0.4)
Employee Stock Purchase Plan	(1.0)	(7.5)	(8.6)
Federal business credits	1.6	10.9	—
Valuation allowance	(37.4)	(525.0)	8.0
Return to provision	(0.2)	(6.5)	3.6
Research and development credits	—	60.2	—
IRS exam	—	—	2.5
Deferred reprice - state	0.9	3.3	—
Federal carryback claim deferred rate differential	—	—	38.5
Unrecognized tax benefits	(0.3)	(2.2)	2.3
Excess benefit on non-qualified stock options and RSUs	(3.7)	47.2	28.0
Interest and penalties	—	(0.7)	1.9
Other	(0.5)	(0.5)	(0.2)
Net effective rate	(15.5)%	(415.1)%	72.6%

A reconciliation of unrecognized tax benefits (“UTB”) is as follows:

	December 31,
(In thousands)	2022	2021	2020
Balance beginning of the year	$522	$—	$54
Gross change — tax positions in prior year	90	522	(54)
Balance end of the year	$612	$522	$—

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

As of December 31, 2022, the Company had approximately $179 thousand of state net operating loss ("NOL") carryforwards. The state NOL carryforward amounts expire beginning in tax years 2027 if not utilized.

The Company is subject to income tax examinations in the U.S. federal jurisdiction as well as in various state jurisdictions. U.S. federal and state tax years prior to 2019 are closed to examination. In the event of any future tax assessments, we have elected to record the income taxes and any related interest and penalties as income tax expense on our Consolidated Statement of Operations. The Company is not under exam in any jurisdictions.

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

Management assesses the available positive and negative evidence to estimate whether sufficient future taxable income will be generated to permit use of the existing deferred tax assets. A significant piece of objective negative evidence evaluated was the cumulative loss expected to be incurred over the three-year period ended December 31, 2022. Such objective evidence limits the ability to consider other subjective evidence, such as our projections for future growth.

On the basis of this evaluation, as of December 31, 2022, a valuation allowance of $17.8 million was recorded to recognize only the portion of the deferred tax assets that is more likely than not to be realized. The amount of the deferred tax assets considered realizable, however, could be adjusted if estimates of future taxable income during the carryforward period are reduced or increased or if objective negative evidence in the form of cumulative losses is no longer present and additional weight is given to subjective evidence such as our projections for growth.

Note 16.  Net (Loss) Income Per Common Share

The following table sets forth the computation of our basic and diluted net loss per share:

	Year Ended
	December 31,
(In thousands, except share and per share data)	2022	2021	2020
Net loss	$(17,866)	$(11,811)	$(620)
Weighted-average shares outstanding	20,067,969	19,719,485	19,346,929
Weighted-average shares used to compute diluted net loss per share	20,067,969	19,719,485	19,346,929
Net loss per share - Basic	$(0.89)	$(0.60)	$(0.03)
Net loss per share - Diluted	$(0.89)	$(0.60)	$(0.03)

The following common stock equivalents were excluded from the computation of diluted net loss per common share for the periods presented because including them would have been anti-dilutive:

	Year Ended
	December 31,
	2022	2021	2020
Restricted stock units	590,542	265,616	218,686
Common stock options	615,307	915,224	1,039,709
Performance stock units	155,618	54,317	96,383
Employee stock purchase plan	100,506	34,809	53,205
Total	1,461,973	1,269,966	1,407,983

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

We have obligations to pay a $5.0 million agreed-upon earn-out payment in cash and up to an additional $10.0 million earn-out payment in cash if certain future U.S. revenues of the AffloVest are met. The earn-out liability was valued by employing a Monte Carlo Simulation model in a risk-neutral framework, which is a Level 3 input. The underlying simulated variable includes recognized revenue. The recognized revenue volatility estimate was based on a study of historical asset volatility for a set of comparable public companies. The model includes other assumptions including the market price of risk, which was calculated as the weighted average cost of capital less the long-term risk-free rate. The earn-out liability is adjusted to fair value at each reporting date until settled. Changes in fair value will be included in intangible asset amortization and earn-out expenses in our Consolidated Statements of Operations.

Changes in the earn-out liability measured at fair value using Level 3 inputs were as follows:

(In thousands)
Earn-out liability at December 31, 2021	$6,200
Addition for acquisition	—
Payment on earn-out	(5,000)
Fair value adjustments	11,850
Earn-out liability at December 31, 2022	$13,050

As of December 31, 2022, the fair value of the earn-out liability accrued but not yet earned totaled $8.1 million and was classified as a current liability. The remaining $5.0 million of the earn-out liability had been earned and is to be paid by May 26, 2023.

The following provides information regarding fair value measurements for our remaining contingent earn-out liability as of December 31, 2022, and December 31, 2021, according to the three-level fair value hierarchy:

At December 31, 2022
Quoted Prices
	in Active	Significant
	Markets for	Other	Significant
	Identical	Observable	Unobservable
	Assets	Inputs	Inputs
(In thousands)	(Level 1)	(Level 2)	(Level 3)	Total
Recurring Fair Value Measurements:
Earn-out liability	$—	—	$8,050	$8,050
Total	$—	$—	$8,050	$8,050

At December 31, 2021
Quoted Prices
	in Active	Significant
	Markets for	Other	Significant
	Identical	Observable	Unobservable
	Assets	Inputs	Inputs
(In thousands)	(Level 1)	(Level 2)	(Level 3)	Total
Recurring Fair Value Measurements:
Earn-out liability	$—	$—	$6,200	$6,200
Total	$—	$—	$6,200	$6,200

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

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2022. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of December 31, 2022, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There was no change in the company’s internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, that occurred during the quarter ended December 31, 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Our management conducted an assessment of the effectiveness of our internal control over financial reporting based on the criteria set forth in “Internal Control-Integrated Framework (2013)” issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on this assessment, management concluded that, as of December 31, 2022, our internal control over financial reporting was effective.

Our independent registered public accounting firm has audited the effectiveness of our internal control over financial reporting as of December 31, 2022, as stated in its report which appears below.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders

Tactile Systems Technology, Inc.

Opinion on internal control over financial reporting

We have audited the internal control over financial reporting of Tactile Systems Technology, Inc. (a Delaware corporation) and subsidiary (the “Company”) as of December 31, 2022, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on criteria established in the 2013 Internal Control—Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated financial statements of the Company as of and for the year ended December 31, 2022, and our report dated February 21, 2023 expressed an unqualified opinion on those financial statements.

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

February 21, 2023

Item 9B. Other Information.

None

Item 9C.  Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance.

Information About our Executive Officers

Daniel Reuvers, age 59, has served as our President and Chief Executive Officer, and as a member of our Board of Directors, since June 2020. Previously, he was at Integra LifeSciences Holdings Corporation, where he has served as the Executive Vice President and President, Codman Specialty Surgical, since December 2016. His responsibilities there included global sales, marketing, product development, quality and regulatory, and service and repair. He joined Integra in 2008 as Vice President of Marketing & Product Development for the company’s surgical instrument business, and held a series of roles with progressively increased responsibility. Among his accomplishments there, he led the $1B acquisition and integration of the Codman business from Johnson & Johnson. Previously, he served as President of Advanced Respiratory and Omni-Tract Surgical, both resulting in acquisitions by Hill-Rom and Integra, respectively. Mr. Reuvers served on the board of Respirtech, Inc. for 10 years, until their acquisition by Philips.

Kristie T. Burns, age 51, has served as our Senior Vice President, Marketing & Clinical Affairs since joining the company in March 2021. Prior to joining our company, Ms. Burns was the Chief Marketing Officer of Cala Health, Inc., a privately-held bioelectronic medicine company developing wearable neuromodulation therapies for chronic disease, from January 2017 until March 2021. At Cala Health, she organized the company’s commercial functions and managed the U.S. commercial introduction of its lead product. Prior to joining Cala Health, Inc., Ms. Burns served as Vice President of Solutions Marketing, ResMed Americas of ResMed Inc. (NYSE: RMD), a global leader in digital health and cloud-connected medical devices focused on sleep apnea and other chronic diseases, from December 2003 to February 2016. Ms. Burns held various marketing and leadership roles of increasing responsibility with ResMed Inc. beginning in 2003. At ResMed Inc., her responsibilities included managing marketing and legal due diligence teams and leading the collaboration between multiple teams following a significant market reorganization. Ms. Burns previously served in consulting and business development roles of increasing responsibility at a privately-held cardiology consulting practice that was subsequently acquired by GE Medical Systems, from 1994 to 1999.

Brent A. Moen, age 55, has served as our Chief Financial Officer since joining the company in September 2018. Prior to joining our company, Mr. Moen served as Chief Financial Officer of Entellus Medical, Inc., a publicly held medical device company, from May 2016 until the company’s acquisition by Stryker Corporation in February 2018. Prior to joining Entellus Medical, Mr. Moen served as Executive Vice President and Chief Financial Officer of ABRA Auto Body & Glass LP, an automotive collision repair company, from November 2013 to May 2015. Mr. Moen previously served as Senior Vice President and Chief Financial Officer of Regis Corporation, a publicly held owner, franchisor and operator of beauty salons, from January 2011 to December 2012. Mr. Moen held various financial roles of increasing responsibility with Regis Corporation, beginning in 2000. Mr. Moen holds a B.A. in Accounting from the University of North Dakota and is a Certified Public Accountant (inactive) and started his professional career with Coopers and Lybrand.

Eric Pauls, age 48, has served as our Senior Vice President, Sales since joining the company in May 2021. Prior to joining our company, Mr. Pauls served in positions of increasing responsibility at Royal Philips (NYSE: PHG; AEX: PHIA), a leading health technology company. He most recently held the position of Business Sales Leader for Sleep and Respiratory Care, North America. In this position, Mr. Pauls was responsible for a sleep and respiratory business, where he led a team of 500 sales and support personnel across multiple sales channels. From July 2017 to September 2019, he served as Business Segment Leader for RespirTech, a U.S.-based provider of an in-home wearable treatment for patients with chronic respiratory conditions, which was acquired by Philips in 2017. Mr. Pauls was Vice President of Sales for Key Accounts from January 2015 to June 2017 and Director of Sales for National Accounts from July 2012 to January 2014, leading targeted sales teams within Philips’ Sleep and Respiratory Care business. He joined Philips Respironics as a Technical Sales Specialist in 2002, and was subsequently promoted to multiple positions within its sales organization over the following decade. Mr. Pauls holds a M.B.A. from Baker University and a B.S. in Respiratory Care from the University of Kansas.

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

Other Information

Additional information required by this Item 10 will be contained in our definitive proxy statement for our 2023 Annual Meeting of Stockholders (the “Definitive Proxy Statement”) and is incorporated herein by reference.

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

The following financial statements of Tactile Systems Technology, Inc. are set forth in Part II, Item 8:

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of December 31, 2022 and 2021

Consolidated Statements of Operations for the years ended December 31, 2022, 2021 and 2020

Consolidated Statements of Comprehensive Loss for the years ended December 31, 2022, 2021 and 2020

Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2022, 2021 and 2020

Consolidated Statements of Cash Flows for the years ended December 31, 2022, 2021 and 2020

Notes to Consolidated Financial Statements

2.	Financial Statement Schedules

Not applicable.

3.	Exhibits

A list of exhibits required to be filed as part of this report is set forth in the Exhibit Index below.

EXHIBIT INDEX

		Incorporated by Reference
Exhibit				Exhibit	Filed
Number	Description of Exhibit	Form	Date of Filing	Number	Herewith

2.1	Asset Purchase Agreement, dated as of September 8, 2021, among Tactile Systems Technology, Inc., International Biophysics Corporation and H. David Shockley, Jr.	8-K	09/08/2021	2.1
2.2	Amendment to Asset Purchase Agreement, dated as of November 4, 2022, by and between Tactile Systems Technology, Inc. and Movair, Inc. (f/k/a International Biophysics Corporation)	10-Q	11/07/2022	2.1
3.1	Amended and Restated Certificate of Incorporation, as amended through May 9, 2019	8-K	05/09/2019	3.2

3.2	Amended and Restated Bylaws, effective December 19, 2022				X

4.1	Description of the Registrant's securities registered pursuant to Section 12 of the Securities Exchange Act of 1934	10-K	02/23/2022	4.1

4.2	Specimen Certificate representing shares of common stock	S-1	05/06/2016	4.1

4.3	Form of Senior Indenture	S-3	01/18/2023	4.3

4.4	Form of Subordinated Indenture	S-3	01/18/2023	4.4

10.1*	2007 Omnibus Stock Plan	S-1	01/25/2016	10.5

10.2*	Form of Incentive Stock Option Agreement under 2007 Omnibus Stock Plan	S-1	01/25/2016	10.6

10.3*	Form of Non-Statutory Stock Option Agreement (Employee) under 2007 Omnibus Stock Plan	S-1	01/25/2016	10.7

10.4*	Form of Non-Statutory Stock Option Agreement (Directors) under 2007 Omnibus Stock Plan	S-1	01/25/2016	10.8

10.5*	Form of Non-Statutory Stock Option Agreement (Consultants) under 2007 Omnibus Stock Plan	S-1	01/25/2016	10.9

10.6*	Form of Restricted Stock Agreement	S-1	01/25/2016	10.10

10.7*	2016 Equity Incentive Plan	S-1	06/09/2016	10.11

10.8*	Form of Non-Qualified Stock Option Agreement under 2016 Equity Incentive Plan	S-1	06/09/2016	10.12

10.9*	Form of Non-Qualified Stock Option Agreement under 2016 Equity Incentive Plan (to be used for awards beginning in 2020)	10-Q	05/04/2020	10.1

10.10*	Form of Incentive Stock Option Agreement under 2016 Equity Incentive Plan	S-1	06/09/2016	10.13

10.11*	Form of Incentive Stock Option Agreement under 2016 Equity Incentive Plan (to be used for awards beginning in 2020)	10-Q	05/04/2020	10.2

10.12*	Form of Restricted Stock Agreement under 2016 Equity Incentive Plan	S-1	06/09/2016	10.14

10.13*	Form of Restricted Stock Unit Award Agreement under 2016 Equity Incentive Plan	S-1	06/09/2016	10.15

10.14*	Form of Restricted Stock Unit Award Agreement under 2016 Equity Incentive Plan (to be used for awards beginning in 2019)	10-Q	05/06/2019	10.3

10.15*	Form of Restricted Stock Unit Award Agreement under 2016 Equity Incentive Plan (to be used for awards beginning in 2020)	10-Q	05/04/2020	10.3

10.16*	Form of Restricted Stock Unit Agreement under 2016 Equity Incentive Plan (Quarterly Awards)	S-1	06/09/2016	10.16

10.17*	Form of Performance Stock Unit Agreement under the 2016 Equity Incentive Plan to be used for awards beginning in 2018	8-K	02/27/2018	10.1

10.18*	Form of Performance Stock Unit Award Agreement under 2016 Equity Incentive Plan (to be used for awards beginning in 2019)	10-Q	05/06/2019	10.4

10.19*	Form of Performance Stock Unit Award Agreement under 2016 Equity Incentive Plan (to be used for awards beginning in 2020)	10-Q	05/04/2020	10.4

10.20*	Employee Stock Purchase Plan	S-1	06/09/2016	10.17

10.21*	First Declaration of Amendment to Employee Stock Purchase Plan	10-K	02/26/2018	10.18

10.22*	Management Incentive Plan	8-K	03/10/2017	10.1

10.23*	Non-Employee Director Compensation Policy	10-K	02/23/2022	10.23

10.24*	Form of Director and Officer Indemnification Agreement	S-1	05/06/2016	10.19

10.25*	Tactile Systems Technology, Inc. Executive Employee Severance Plan	10-Q	11/05/2018	10.2

10.26*	Form of Confidentiality, Assignment of Intellectual Property and Restrictive Covenants Agreement	10-Q	11/05/2018	10.3

10.27*	Offer letter between Daniel L. Reuvers and Tactile Systems Technology, Inc. dated May 20, 2020	8-K	05/22/2020	10.1

10.28*	Transition and Consulting Agreement, dated as of January 10, 2020, by and between Gerald R. Mattys and Tactile Systems Technology, Inc.	8-K	01/13/2020	10.1

10.29*	Offer letter between Eric Pauls and Tactile Systems Technology, Inc. dated April 19, 2021	10-K	02/23/2022	10.29

10.30*	Offer letter between Kristie Burns and Tactile Systems Technology, Inc. dated February 1, 2021	10-K	02/23/2022	10.30

10.31	Credit Agreement, dated as of August 3, 2018, by and among Tactile Systems Technology, Inc., the lenders from time to time party thereto and Wells Fargo Bank, National Association	10-Q	08/06/2018	10.1

10.32	First Amendment to Credit Agreement, dated as of February 12, 2019, by and among Tactile Systems Technology, Inc., the lenders party thereto and Wells Fargo Bank, National Association	10-K	02/28/2019	10.33

10.33	Waiver and Second Amendment to Credit Agreement, dated as of March 25, 2019, by and among Tactile Systems Technology, Inc., the lenders party thereto and Wells Fargo Bank, National Association	10-Q	05/06/2019	10.2

10.34	Third Amendment to Credit Agreement, dated as of August 2, 2019, by and among Tactile Systems Technology, Inc., the lenders party thereto and Wells Fargo Bank, National Association	10-Q	11/04/2019	10.1

10.35	Amended and Restated Credit Agreement, dated as of April 30, 2021, by and among Tactile Systems Technology, Inc., the lenders from time to time party thereto and Wells Fargo Bank, National Association, as Administrative Agent	10-Q	05/03/2021	10.1

10.36	First Amendment Agreement, dated as of September 8, 2021, among Tactile Systems Technology, Inc., the lenders signatory thereto and Wells Fargo Bank, National Association, as administrative agent	8-K	09/08/2021	10.1

10.37	Second Amendment Agreement, dated as of February 22, 2022, among Tactile Systems Technology, Inc., the lenders signatory thereto and Wells Fargo Bank, National Association, as administrative agent	10-K	02/23/2022	10.37

21.1	Subsidiaries	S-1	01/25/2016	21.1

23.1	Consent of Grant Thornton LLP				X

24.1	Power of Attorney (included in signature page)				X

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) / 15d-14(a) of the Securities Exchange Act of 1934, as amended				X

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) / 15d-14(a) of the Securities Exchange Act of 1934, as amended				X

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X

101.1

The following financial statements from the Company’s Annual Report on Form 10-K for the year ended December 31, 2022, formatted in Inline XBRL: (i) Balance Sheets, (ii) Statements of Operations, (iii) Statements of Comprehensive Loss, (iv) Statements of Stockholders’ Equity, (v) Statements of Cash Flows, and (vi) Notes to the Financial Statements

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

Tactile Systems Technology, Inc.

Date: February 21, 2023	By:	/s/ Daniel L. Reuvers
Daniel L. Reuvers
Chief Executive Officer
(Principal executive officer)

Each of the undersigned hereby appoints Daniel L. Reuvers and Brent A. Moen, and each of them (with full power to act alone), as attorneys and agents for the undersigned, with full power of substitution, for and in the name, place and stead of the undersigned, to sign and file with the Securities and Exchange Commission under the Securities Exchange Act of 1934, as amended, any and all amendments and exhibits to this annual report on Form 10-K and any and all applications, instruments and other documents to be filed with the Securities and Exchange Commission pertaining to this annual report on Form 10-K or any amendments thereto, with full power and authority to do and perform any and all acts and things whatsoever requisite and necessary or desirable. Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on February 21, 2023.

Name	Title

/s/ Daniel L. Reuvers	Chief Executive Officer (principal executive officer) and Director
Daniel L. Reuvers

/s/ Brent A. Moen	Chief Financial Officer (principal financial officer and principal
Brent A. Moen	accounting officer)

/s/ William W. Burke	Chairman of the Board of Directors
William W. Burke

/s/ Valerie L. Asbury	Director
Valerie L. Asbury

/s/ Sheri L. Dodd	Director
Sheri L. Dodd

/s/ Raymond O. Huggenberger	Director
Raymond O. Huggenberger

/s/ Deepti Jain	Director
Deepti Jain

/s/ D. Brent Shafer	Director
D. Brent Shafer

/s/ Carmen B. Volkart	Director
Carmen B. Volkart