Form 10-Q
period 2023-03-31
TACTILE SYSTEMS TECHNOLOGY INC
filed 2023-05-08
CIK 1027838

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2023

or

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

Large accelerated filer	☐	Accelerated filer	☑	Non-accelerated filer	◻

Smaller reporting company	☐	Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ◻

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☑

23,236,044 shares of common stock, par value $0.001 per share, were outstanding as of May 4, 2023.

Forward-Looking Information

All statements, other than statements of historical facts, contained in this Quarterly Report on Form 10-Q, including statements regarding our business, operations and financial performance and condition, as well as our plans, objectives and expectations for our business, operations and financial performance and condition, are forward-looking statements. In some cases, you can identify forward-looking statements by the following words: "anticipate," "believe," "continue," "could," "estimate," "expect," "intend," "may," "might," "ongoing," "plan," "potential," "predict," "project," "should," "target," "will," "would," or the negative of these terms or other comparable terminology, although not all forward-looking statements contain these words. Forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our results, levels of activity, performance or achievements to be materially different from the information expressed or implied by the forward-looking statements in this Quarterly Report on Form 10-Q. These risks, uncertainties and other factors include, but are not limited to:

●	the impact of inflation, rising interest rates or recession;
●	the adequacy of our liquidity to pursue our business objectives;
●	our ability to obtain reimbursement from third-party payers for our products;
●	adverse economic conditions or intense competition;
●	price increases for supplies and components;
●	wage and component price inflation;
●	loss of a key supplier;
●	entry of new competitors and products;
●	compliance with and changes in federal, state and local government regulation;
●	loss or retirement of key executives, including prior to identifying a successor;
●	technological obsolescence of our products;
●	technical problems with our research and products;
●	our ability to expand our business through strategic acquisitions;
●	our ability to integrate acquisitions and related businesses;
●	the impacts of the COVID-19 pandemic on our business, financial condition and results of operations, and our inability to mitigate such impacts;
●	the effects of current and future U.S. and foreign trade policy and tariff actions; and
●	the inability to carry out research, development and commercialization plans.

You should read the matters described in "Risk Factors" and the other cautionary statements made in our Annual Report on Form 10-K for the year ended December 31, 2022, and in this Quarterly Report on Form 10-Q. We cannot assure you that the forward-looking statements in this report will prove to be accurate and therefore you are encouraged not to place undue reliance on forward-looking statements. Actual results or events could differ materially from the plans, intentions and expectations disclosed in the forward-looking statements we make. You are urged to carefully review and consider the various disclosures made by us in this report and in other filings with the Securities and Exchange Commission (the “SEC”) that advise of the risks and factors that may affect our business. Other than as required by law, we undertake no obligation to update or revise these forward-looking statements, whether as a result of new information, future events or otherwise. Our forward-looking statements do not reflect the potential impact of any future acquisitions, mergers, dispositions, joint ventures or investments that we may make.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

Tactile Systems Technology, Inc.
Condensed Consolidated Balance Sheets
(Unaudited)
	March 31,	December 31,
(In thousands, except share and per share data)	2023	2022
Assets
Current assets
Cash and cash equivalents	$55,011	$21,929
Accounts receivable	51,020	54,826
Net investment in leases	13,781	16,130
Inventories	20,014	23,124
Income taxes receivable	731	—
Prepaid expenses and other current assets	4,876	3,754
Total current assets	145,433	119,763
Non-current assets
Property and equipment, net	5,655	6,077
Right of use operating lease assets	20,633	21,322
Intangible assets, net	49,465	50,375
Goodwill	31,063	31,063
Accounts receivable, non-current	19,983	23,061
Other non-current assets	3,269	3,335
Total non-current assets	130,068	135,233
Total assets	$275,501	$254,996
Liabilities and Stockholders' Equity
Current liabilities
Accounts payable	$9,590	$9,984
Note payable	2,968	2,968
Earn-out, current	13,710	13,050
Accrued payroll and related taxes	11,464	17,100
Accrued expenses	6,601	9,240
Income taxes payable	—	2,336
Operating lease liabilities	2,509	2,500
Other current liabilities	4,562	7,152
Total current liabilities	51,404	64,330
Non-current liabilities
Revolving line of credit, non-current	24,929	24,916
Note payable, non-current	20,237	20,979
Accrued warranty reserve, non-current	2,084	2,207
Income taxes payable, non-current	446	298
Operating lease liabilities, non-current	20,239	20,866
Total non-current liabilities	67,935	69,266
Total liabilities	119,339	133,596

Commitments and Contingencies (see Note 10)

Stockholders’ equity:
Preferred stock, $0.001 par value, 50,000,000 shares authorized; none issued and outstanding as of March 31, 2023 and December 31, 2022	—	—
Common stock, $0.001 par value, 300,000,000 shares authorized; 23,235,065 shares issued and outstanding as of March 31, 2023; 20,252,677 shares issued and outstanding as of December 31, 2022	23	20
Additional paid-in capital	167,646	131,001
Accumulated deficit	(11,507)	(9,621)
Accumulated other comprehensive income	—	—
Total stockholders’ equity	156,162	121,400
Total liabilities and stockholders’ equity	$275,501	$254,996

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

Tactile Systems Technology, Inc.
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended
	March 31,
(In thousands, except share and per share data)	2023	2022
Revenue
Sales revenue	$52,791	$41,170
Rental revenue	6,055	6,808
Total revenue	58,846	47,978
Cost of revenue
Cost of sales revenue	14,642	12,080
Cost of rental revenue	2,736	2,036
Total cost of revenue	17,378	14,116
Gross profit
Gross profit - sales revenue	38,149	29,090
Gross profit - rental revenue	3,319	4,772
Gross profit	41,468	33,862
Operating expenses
Sales and marketing	26,302	23,930
Research and development	2,233	1,520
Reimbursement, general and administrative	15,434	16,217
Intangible asset amortization and earn-out	1,305	7,096
Total operating expenses	45,274	48,763
Loss from operations	(3,806)	(14,901)
Other expense	(993)	(456)
Loss before income taxes	(4,799)	(15,357)
Income tax (benefit) expense	(2,913)	211
Net loss	$(1,886)	$(15,568)
Net loss per common share
Basic	$(0.09)	$(0.78)
Diluted	$(0.09)	$(0.78)
Weighted-average common shares used to compute net loss per common share
Basic	21,283,752	19,898,502
Diluted	21,283,752	19,898,502

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Tactile Systems Technology, Inc.
Condensed Consolidated Statements of Stockholders’ Equity
(Unaudited)

				(Accumulated
			Additional	Deficit)
	Common Stock		Paid-In	Retained
(In thousands, except share data)	Shares	Par Value	Capital	Earnings	Total
Balances, December 31, 2022	20,252,677	$20	$131,001	$(9,621)	$121,400
Stock-based compensation	—	—	2,023	—	2,023
Exercise of common stock options and vesting of performance and restricted stock units	107,388	—	—	—	—
Sale of common stock from follow-on public offering, net of offering expenses	2,875,000	3	34,622	—	34,625
Net loss for the period	—	—	—	(1,886)	(1,886)
Balances, March 31, 2023	23,235,065	$23	$167,646	$(11,507)	$156,162

Balances, December 31, 2021	19,877,786	$20	$119,962	$8,245	$128,227
Stock-based compensation	—	—	2,228	—	2,228
Exercise of common stock options and vesting of performance and restricted stock units	62,057	—	91	—	91
Net loss for the period	—	—	—	(15,568)	(15,568)
Balances, March 31, 2022	19,939,843	$20	$122,281	$(7,323)	$114,978

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Tactile Systems Technology, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended March 31,
(In thousands)	2023	2022
Cash flows from operating activities
Net loss	$(1,886)	$(15,568)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,629	1,507
Deferred income taxes	—	115
Stock-based compensation expense	2,023	2,228
Loss on disposal of property and equipment and intangibles	3	—
Change in fair value of earn-out liability	660	6,450
Changes in assets and liabilities, net of acquisition:
Accounts receivable	3,806	3,551
Net investment in leases	2,349	175
Inventories	3,110	(262)
Income taxes	(2,919)	(40)
Prepaid expenses and other assets	(1,056)	(556)
Right of use operating lease assets	71	55
Accounts receivable, non-current	3,078	(730)
Accounts payable	(403)	1,177
Accrued payroll and related taxes	(5,636)	(2,658)
Accrued expenses and other liabilities	(5,331)	1,350
Net cash used in operating activities	(502)	(3,206)
Cash flows from investing activities
Purchases of property and equipment	(241)	(131)
Intangible assets expenditures	(50)	(44)
Net cash used in investing activities	(291)	(175)
Cash flows from financing activities
Payments on note payable	(750)	(3,750)
Payments of deferred debt issuance costs	—	(39)
Proceeds from exercise of common stock options	—	91
Proceeds from issuance of common stock at market	34,625	—
Net cash provided by (used in) financing activities	33,875	(3,698)
Net increase (decrease) in cash and cash equivalents	33,082	(7,079)
Cash and cash equivalents – beginning of period	21,929	28,229
Cash and cash equivalents – end of period	$55,011	$21,150

Supplemental cash flow disclosure
Cash paid for interest	$927	$413
Cash paid for taxes	$6	$12
Capital expenditures incurred but not yet paid	$10	$8

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

On February 27, 2023, we closed on a public offering of 2,875,000 shares of our common stock at a public offering price of $13.00 per share. We received net proceeds from this offering of $34.6 million after deducting underwriting discounts, commissions, and offering expenses.

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

The results for the three months ended March 31, 2023, are not necessarily indicative of results to be expected for the year ending December 31, 2023, or for any other interim period or for any future year. The condensed consolidated interim financial statements should be read in conjunction with the audited financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2022.

Principles of Consolidation

The accompanying unaudited condensed consolidated financial statements include the accounts of Tactile Systems Technology, Inc. and its wholly owned subsidiary, Swelling Solutions, Inc. All intercompany balances and transactions have been eliminated in consolidation.

Risks and Uncertainties

Coronavirus (COVID-19)

The United States economy in general and our business specifically have been negatively affected by the COVID-19 pandemic. We have seen adverse impacts as it relates to the decline in the number of patients that healthcare facilities and clinics are able to treat due to enhanced safety protocols, particularly during most of 2021 and during the first quarter of 2022. We have also seen staffing challenges, both in our organization and at the clinics we serve, as another lingering consequence of the COVID-19 pandemic. While we saw some level of recovery in 2022 and the first quarter of 2023, ongoing consequences of the pandemic remain uncertain. There are no reliable estimates of how long the pandemic will last, whether any recovery will be sustained or will reverse course, the severity of any resurgence of COVID-19 or variant strains of the virus, the effectiveness of vaccines and attitudes towards receiving them, or what ultimate effects the pandemic will have. For that reason, we are unable to reasonably estimate the long-term impact of the pandemic on our business at this time.

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

Note 3. Summary of Significant Accounting Policies

Significant Accounting Policies

There were no material changes in our significant accounting policies during the three months ended March 31, 2023. See Note 3 – “Summary of Significant Accounting Policies” to the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2022, for information regarding our significant accounting policies.

Accounting Pronouncement Not Yet Adopted

In December 2022, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2022-06, “Reference Rate Reform (Topic 848) — Facilitation of the Effect of Reference Rate Reform on Financial Reporting” (“ASU 2022-06”), which provides optional expedients and exceptions for applying GAAP to transactions affected by reference rate (e.g., LIBOR) reform if certain criteria are met, for a limited period of time to ease the potential burden in accounting for (or recognizing the effects of) reference rate reform on financial reporting. The ASU deferred the sunset date of Topic 848 from December 31, 2022 to December 31, 2024. The ASU is effective as of December 31, 2022 through December 31, 2024. We continue to evaluate transactions or contract modifications occurring as a result of reference rate reform and determine whether to apply the optional guidance on an ongoing basis. We have not elected any expedients to date and are currently evaluating any potential future impacts on the consolidated financial statements.

Note 4. Acquisitions

On September 8, 2021, we entered into an Asset Purchase Agreement (“AffloVest APA”) to acquire the AffloVest airway clearance business from IBC. Under the terms of the AffloVest APA, we agreed to pay IBC a total of up to $100.0 million for the purchase of substantially all of the assets related to its branded high frequency chest wall oscillation vest therapy business, other than specifically identified excluded assets. We acquired AffloVest to further expand our position as a leader in treating patients with underserved chronic conditions in the home. The acquired assets included inventory, tooling, intellectual property, permits and approvals, data and records, and customer and supplier information. At closing, $80.0 million of the purchase price was paid, of which a total of $0.5 million was deposited into an escrow account at closing for purposes of satisfying certain post-closing purchase price adjustments and indemnification claims. Subsequent to closing, $0.2 million was returned to us as a result of working capital adjustments and the remaining $0.3 million was released to IBC. The AffloVest Acquisition was funded through a combination of cash on hand and proceeds from borrowings.

On November 4, 2022, we entered into an Amendment to the AffloVest APA (the “APA Amendment”) with IBC, which modifies the terms of the earn-out arrangement under the AffloVest APA, as follows:

●	Initial Earn-Out: The AffloVest APA provided for an initial earn-out equal to 1.5 times the amount by which the AffloVest U.S. revenues in the period from October 1, 2021 to September 30, 2022 (the “Initial Earn-Out Period”) exceed a specified amount; provided that in no event will the payment exceed $10.0 million.
o	The APA Amendment provides that the calculated amount of the initial earn-out payment is $10.0 million, of which the Company paid $5.0 million on November 28, 2022, and of which the Company will pay $5.0 million, plus an imputed interest payment of $250,000, on or before May 26, 2023.

●	Second Earn-Out: The AffloVest APA provided for a second earn-out equal to 1.5 times the amount by which the AffloVest U.S. revenues in the period from October 1, 2022 to September 30, 2023 exceed the revenues recognized during the Initial Earn-Out Period; provided that in no event will the payment exceed $10.0 million.
o	The APA Amendment changes the 1.5 times multiplier to 3.0 times, but still provides that in no event will the second earn-out payment exceed $10.0 million.

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

Note 5. Inventories

Inventories consisted of the following:

(In thousands)	At March 31, 2023	At December 31, 2022
Finished goods	$5,930	$5,100
Component parts and work-in-process	14,084	18,024
Total inventories	$20,014	$23,124

Note 6. Goodwill and Intangible Assets

Goodwill

In the third quarter of fiscal 2021, we completed the AffloVest Acquisition. The purchase price of the AffloVest product line exceeded the net acquisition-date estimated fair value amounts of the identifiable assets acquired and the liabilities assumed by $31.1 million, which was assigned to goodwill.

Intangible Assets

Our patents and other intangible assets are summarized as follows:

	Weighted-	At March 31, 2023
	Average	Gross
	Amortization	Carrying	Accumulated	Net
(In thousands)	Period	Amount	Amortization	Amount
Definite-lived intangible assets:
Patents	12 years	$903	$192	$711
Defensive intangible assets	2 years	1,125	807	318
Customer accounts	< 1 year	125	121	4
Customer relationships	11 years	31,000	3,722	27,278
Developed technology	9 years	13,000	1,845	11,155
Subtotal		46,153	6,687	39,466
Unamortized intangible assets:
Tradenames		9,500	—	9,500
Patents pending		499	—	499
Total intangible assets		$56,152	$6,687	$49,465

	Weighted-	At December 31, 2022
	Average	Gross
	Amortization	Carrying	Accumulated	Net
(In thousands)	Period	Amount	Amortization	Amount
Definite-lived intangible assets:
Patents	12 years	$897	$173	$724
Defensive intangible assets	2 years	1,126	764	362
Customer accounts	< 1 year	125	114	11
Customer relationships	12 years	31,000	3,127	27,873
Developed technology	10 years	13,000	1,550	11,450
Subtotal		46,148	5,728	40,420
Unamortized intangible assets:
Tradenames		9,500	—	9,500
Patents pending		455	—	455
Total intangible assets		$56,103	$5,728	$50,375

Amortization expense was $1.0 million for each of the three months ended March 31, 2023 and 2022. Future amortization expenses are expected as follows:

(In thousands)
2023 (April 1 - December 31)	$2,849
2024	3,787
2025	3,698
2026	3,633
2027	3,623
Thereafter	21,876
Total	$39,466

In the third quarter of 2022, we performed our annual goodwill impairment test utilizing both the qualitative and quantitative approach described in FASB ASU No. 2021-03, “Intangibles—Goodwill and Other (Topic 350) – Accounting Alternative for Evaluating Triggering Events.” Based on the testing using the qualitative approach, it was determined that it was not more likely than not that the fair value of the reporting unit was less than the carrying value. As a result, it was not deemed necessary to proceed to the quantitative test and no impairment was recognized.

Note 7. Accrued Expenses

Accrued expenses consisted of the following:

(In thousands)	At March 31, 2023	At December 31, 2022
Warranty	$1,916	$2,005
Travel	1,188	1,121
Legal and consulting	803	730
In-transit inventory	485	3,228
Clinical studies	230	276
Sales and use tax	114	147
Other	1,865	1,733
Total	$6,601	$9,240

Note 8. Warranty Reserves

The activity in the warranty reserve during and as of the end of the reporting periods presented was as follows:

	Three Months Ended
	March 31,
(In thousands)	2023	2022
Beginning balance	$4,212	$4,959
Warranty provision	874	643
Processed warranty claims	(1,086)	(607)
Ending balance	$4,000	$4,995

Accrued warranty reserve, current	$1,916	$1,998
Accrued warranty reserve, non-current	2,084	2,997
Total accrued warranty reserve	$4,000	$4,995

Note 9. Credit Agreement

On April 30, 2021, we entered into an Amended and Restated Credit Agreement (the “Restated Credit Agreement”) with the lenders from time to time party thereto, and Wells Fargo Bank, National Association, as Administrative Agent. The Restated Credit Agreement amended and restated in its entirety our prior credit agreement.

On September 8, 2021, we entered into a First Amendment Agreement (the “Amendment”), which amended the Restated Credit Agreement (as amended by the Amendment, the “Credit Agreement”) with the lenders from time to time party thereto and Wells Fargo Bank, National Association, as administrative agent. The Amendment, among other things, added a $30.0 million incremental term loan to the $25.0 million revolving credit facility provided by the Restated Credit Agreement. The term loan is reflected on our condensed consolidated financial statements as a note payable. The term loan and the revolving credit facility mature on September 8, 2024. The Credit Agreement provides that, subject to satisfaction of certain conditions, we may increase the amount of the revolving loans available under the Credit Agreement and/or add one or more term loan facilities in an amount not to exceed $25.0 million in the aggregate, such that the total aggregate principal amount of loans available under the Credit Agreement (including under the revolving credit facility) does not exceed $80.0 million.

On September 8, 2021, in connection with the closing of the AffloVest Acquisition, we borrowed the $30.0 million term loan and utilized that borrowing, together with a draw of $25.0 million under the revolving credit facility and cash on hand, to fund the purchase price.

On February 22, 2022, we entered into a Second Amendment Agreement (the “Second Amendment”), which further amended the Credit Agreement.

The principal of the term loan is required to be repaid in quarterly installments of $750,000 commencing January 7, 2022, through July 8, 2024, with the remaining outstanding balance due on September 8, 2024. Pursuant to the Second Amendment, we made a mandatory principal prepayment of the term loan of $3.0 million on February 22, 2022.

As of March 31, 2023, we had outstanding borrowings of $48.3 million under the Credit Agreement, comprised of $23.3 million under the term loan and $25.0 million under the revolving credit facility.

The term loan and amounts drawn under the revolving credit facility bear interest, at our option, at a rate equal to (a) the highest of (i) the prime rate, (ii) the federal funds rate plus 0.50% and (iii) LIBOR for an interest period of one month plus 1% (the “Base Rate”) plus an applicable margin or (b) LIBOR for an interest period of one, three or six months, at our option, plus the applicable margin. The applicable margin is 0.75% to 2.25% on loans bearing interest at the Base Rate and 1.75% to 3.25% on loans bearing interest at LIBOR, in each case depending on our consolidated total leverage ratio; except that, pursuant to the Second Amendment, during the period commencing on February 22, 2022 and ending on the last day of the fiscal quarter ending June 30, 2023, the applicable margin for LIBOR rate loans is 3.50%. At March 31, 2023, all outstanding borrowings were subject to interest at a rate calculated at LIBOR plus an applicable margin, for an interest rate of 8.28%. Undrawn portions of the revolving credit facility are subject to an unused line fee at a rate per annum from 0.300% to 0.375%, depending on our consolidated total leverage ratio.

Maturities of the term loan for the next two years as of March 31, 2023, are as follows:

(In thousands)	Amount
2023 (April 1 - December 31)	2,250
2024	21,000
Total	$23,250

Our obligations under the Credit Agreement are secured by a security interest in substantially all of our and our subsidiaries’ assets and are also guaranteed by our subsidiaries. The Credit Agreement contains a number of restrictions and covenants, including that we maintain compliance with a maximum leverage ratio, a minimum fixed charge coverage ratio and a minimum consolidated EBITDA covenant. As of March 31, 2023, we were in compliance with all financial covenants under the Credit Agreement.

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

Buildings

We lease certain office and warehouse space at various locations in the United States where we provide services. These leases are typically greater than one year with fixed, escalating rents over the noncancelable terms and, therefore, ROU operating lease assets and operating lease liabilities are recorded on the Condensed Consolidated Balance Sheets, with rent expense to be recognized on a straight-line basis over the term of the lease. The remaining lease terms vary from approximately one to eight years as of March 31, 2023.

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

Vehicles

We lease vehicles for certain members of our field sales organization under a vehicle fleet program whereby the initial, noncancelable lease is for a term of 367 days, thus more than one year. Subsequent to the initial term, the lease becomes a month-to-month, cancelable lease. In addition to monthly rental fees specific to the vehicle, there are fixed monthly nonlease components that have been included in the ROU operating lease assets and operating lease liabilities. The nonlease components are not significant. As of March 31, 2023, we no longer have any vehicles with agreements within the initial, noncancelable lease term that are recorded as ROU operating lease assets and operating lease liabilities.

Computer and Office Equipment

We also have operating lease agreements for certain computer and office equipment. The remaining lease terms as of March 31, 2023, ranged from less than one year to approximately three years with fixed monthly payments that are included in the ROU operating lease assets and operating lease liabilities. The leases provide an option to purchase the related equipment at fair market value at the end of the lease. The leases will automatically renew as a month-to-month rental at the end of the lease if the equipment is not purchased or returned.

Lease Position, Undiscounted Cash Flow and Supplemental Information

The table below presents information related to our ROU operating lease assets and operating lease liabilities that we have recorded:

(In thousands)	At March 31, 2023	At December 31, 2022
Right of use operating lease assets	$20,633	$21,322

Operating lease liabilities:
Current	$2,509	$2,500
Non-current	20,239	20,866
Total	$22,748	$23,366

Operating leases:
Weighted average remaining lease term	7.5 years	7.7 years
Weighted average discount rate	4.2%	4.2%

	Three Months Ended March 31,
	2023	2022
Supplemental cash flow information for our operating leases:
Cash paid for operating lease liabilities	$860	$918
Non-cash right of use assets obtained in exchange for new operating lease obligations	$—	$41

The table below reconciles the undiscounted cash flows for the periods presented to the operating lease liabilities recorded on the Condensed Consolidated Balance Sheet for the periods presented:

(In thousands)
2023 (April 1 - December 31)	$2,566
2024	3,418
2025	3,518
2026	3,615
2027	3,167
Thereafter	10,082
Total minimum lease payments	26,366
Less: Amount of lease payments representing interest	(3,618)
Present value of future minimum lease payments	22,748
Less: Current obligations under operating lease liabilities	(2,509)
Non-current obligations under operating lease liabilities	$20,239

Operating lease costs were $0.9 million and $1.0 million for the three months ended March 31, 2023 and 2022, respectively.

Major Vendors

We had purchases from one vendor that accounted for 29% of our total purchases for the three months ended March 31, 2023, and purchases from two vendors that accounted for 29% of our total purchases for the three months ended March 31, 2022.

Purchase Commitments

We issued purchase orders prior to March 31, 2023, totaling $37.4 million for goods that we expect to receive within the next year.

Retirement Plan

We maintain a 401(k) retirement plan for our employees in which eligible employees can contribute a percentage of their pre-tax compensation. We recorded an expense related to our discretionary contributions to the 401(k) plan of $0.4 million for each of the three months ended March 31, 2023 and 2022.

Legal Proceedings

From time to time, we are subject to various claims and legal proceedings arising in the ordinary course of business. Regardless of outcome, litigation can have an adverse impact on us because of defense and settlement costs, diversion of management resources, and other factors.

We and certain of our present or former officers have been sued in a purported securities class action lawsuit that was filed in the United States District Court for the District of Minnesota on September 29, 2020, and that is pending under the caption Brian Mart v. Tactile Systems Technology, Inc., et al., File No. 0:20-cv-02074-NEB-BRT (the “Mart Lawsuit”). On April 19, 2021, the plaintiff filed an Amended Complaint against us and eight of our present and former officers and directors. Plaintiff seeks to represent a class consisting of investors who purchased our common stock in the market during the time period from May 7, 2018 through June 8, 2020 (“alleged class period”). The Amended Complaint alleges the following claims under the Securities Exchange Act of 1934, as amended (the “Exchange Act”): (1) that we and certain officer defendants made materially false or misleading public statements about our business, operational and compliance policies, and results during the alleged class period in violation of Section 10(b) of the Exchange Act; (2) that we and the individual defendants engaged in a scheme to defraud investors in order to allow the individual defendants to sell our stock in violation of Section 10(b) of the Exchange Act; (3) that the individual defendants engaged in improper insider trading of our stock in violation of Section 20A of the Exchange Act; and (4) that we and the individual defendants are liable under Section 20(a) of the Exchange Act because each defendant is a controlling person. On June 18, 2021, we and the individual defendants filed a motion to dismiss the Amended Complaint. On March 31, 2022, the court granted in part, and denied in part, the defendants’ motion to dismiss. All claims against three individual defendants were dismissed, and most claims against four other individual defendants were dismissed. On November 21, 2022, the Company announced that it entered into a Memorandum of Understanding to settle this matter. The Company does not expect to fund any portion of cash payments made in connection with the $5 million settlement amount. The settlement does not constitute an admission of liability or wrongdoing by the Company. The settlement is subject to court approval. On February 28, 2023, the parties executed a stipulation of settlement and the plaintiff filed an unopposed motion for preliminary approval of the class settlement with the court. On April 26, 2023, the court issued a minute order indicating the motion would be approved and on May 4, 2023, issued the written order granting the motion for preliminary approval of the settlement. A hearing for final approval of the settlement will be held on August 23, 2023.

On May 24, 2022, a stockholder derivative lawsuit was filed in the United States District Court for the District of Minnesota, purportedly on behalf of the Company against certain of our present and former officers and directors and the Company (as a nominal defendant), captioned Jack Weaver v. Moen, et al., File No. 0:22-cv-01403-NEB-BRT. This complaint generally arises out of the same subject matter as the Mart Lawsuit and alleges the following claims under the Exchange Act and common law: (1) that the director defendants made materially false or misleading public statements in proxy statements in violation of Section 14(a) of the Exchange Act; (2) that the director defendants’ stock and option awards should be rescinded under Section 29(b) of the Exchange Act; (3) that the officer defendants’ employment contract compensation should be rescinded under Section 29(b) of the Exchange Act; (4) that certain officer defendants are liable for contribution arising out of any liability incurred in the Mart Lawsuit, under Sections 10(b) and 21D of the Exchange Act; (5) that the individual defendants breached their fiduciary duties; and (6) that the individual defendants were unjustly enriched. The lawsuit seeks unspecified damages. In August 2022, the matter was transferred to the United States District Court for the District of Delaware by order granting the Parties Stipulation to Transfer. On February 10, 2023, we filed a motion to dismiss the action. The plaintiff filed an Amended Complaint on March 3, 2023. On March 31, 2023, we filed a motion to dismiss the Amended Complaint. We are defending the action as it proceeds.

Note 11. Stockholders' Equity

Stock-Based Compensation

Our 2016 Equity Incentive Plan (the “2016 Plan”) authorizes us to grant stock options, stock appreciation rights, restricted stock, stock units and other stock-based awards to employees, non-employee directors and certain consultants and advisors. There were up to 4,800,000 shares of our common stock initially reserved for issuance pursuant to the 2016 Plan. The 2016 Plan provides that the number of shares reserved and available for issuance under the 2016 Plan will automatically increase annually on January 1 of each calendar year, commencing in 2017 and ending on and including January 1, 2026, by an amount equal to the lesser of: (a) 5% of the number of common shares of stock outstanding as of December 31 of the immediately preceding calendar year, or (b) 2,500,000 shares; provided, however, that our Board of Directors may determine that any annual increase be a lesser number. In addition, all awards granted under our 2007 Omnibus Stock Plan and our 2003 Stock Option Plan that were outstanding when the 2016 Plan became effective and that are forfeited, expired, cancelled, settled for cash or otherwise not issued, will become available for issuance under the 2016 Plan. Our Board of Directors exercised its prerogative to forego the automatic increase on each of January 1, 2023 and 2022. As of March 31, 2023, 5,614,397 shares were available for future grant pursuant to the 2016 Plan.

Upon adoption and approval of the 2016 Plan, all of our previous equity incentive compensation plans were terminated. However, existing awards under those plans continue to vest in accordance with the original vesting schedules and will expire at the end of their original terms.

We recorded stock-based compensation expense of $2.0 million and $2.2 million for the three months ended March 31, 2023 and 2022, respectively. This expense was allocated as follows:

	Three Months Ended
	March 31,
(In thousands)	2023	2022
Cost of revenue	$103	$102
Sales and marketing expenses	752	1,027
Research and development expenses	49	83
Reimbursement, general and administrative expenses	1,119	1,016
Total stock-based compensation expense	$2,023	$2,228

Stock Options

Stock options issued to participants other than non-employees typically vest over three or four years and typically have a contractual term of seven or ten years. Stock-based compensation expense included in the Condensed Consolidated Statements of Operations for stock options was $0.3 million and $0.7 million for the three months ended March 31, 2023 and 2022, respectively. At March 31, 2023, there was approximately $1.0 million of total unrecognized pre-tax stock option expense under our equity compensation plans, which is expected to be recognized on a straight-line basis over a weighted-average period of 1.1 years.

Our stock option activity for the three months ended March 31, 2023, was as follows:

		Weighted-	Weighted-
		Average	Average	Aggregate
	Options	Exercise Price	Remaining	Intrinsic
(In thousands except options and per share data)	Outstanding	Per Share (1)	Contractual Life	Value (2)
Balance at December 31, 2022	615,307	$43.25	4.7 years	$164
Granted	—	$—
Exercised	(316)	$1.11		$4
Forfeited	(12,065)	$44.78
Cancelled/Expired	(16,714)	$48.81
Balance at March 31, 2023	586,212	$43.09	4.4 years	$358

Options exercisable at March 31, 2023	479,622	$44.60	4.2 years	$162

(1)	The exercise price of each option granted during the period shown was equal to the market price of the underlying stock on the date of grant.
(2)	The aggregate intrinsic value of options exercised represents the difference between the exercise price of the option and the closing stock price of our common stock on the date of exercise. The aggregate intrinsic value of options outstanding represents the difference between the exercise price of the option and the closing stock price of our common stock on the last trading day of the period.

Options exercisable of 576,134 as of March 31, 2022, had a weighted-average exercise price of $36.57 per share.

Time-Based Restricted Stock Units

We have granted time-based restricted stock units to certain participants under the 2016 Plan that are stock-settled with common shares. Time-based restricted stock units granted under the 2016 Plan vest over one to three years. Stock-based compensation expense included in the Condensed Consolidated Statements of Operations for time-based restricted stock units was $1.3 million and $1.4 million for the three months ended March 31, 2023 and 2022, respectively. At March 31, 2023, there was approximately $9.8 million of total unrecognized pre-tax compensation expense related to outstanding time-based restricted stock units that is expected to be recognized over a weighted-average period of 2.2 years.

Our time-based restricted stock unit activity for the three months ended March 31, 2023, was as follows:

		Weighted-
		Average Grant	Aggregate
	Units	Date Fair Value	Intrinsic
(In thousands except unit and per unit data)	Outstanding	Per Unit	Value (1)
Balance at December 31, 2022	590,542	$19.42	$6,779
Granted	269,461	$14.35
Vested	(102,651)	$26.44
Cancelled	(18,613)	$25.14
Balance at March 31, 2023	738,739	$16.45	$12,130

(1)	The aggregate intrinsic value of restricted stock units outstanding was based on our closing stock price on the last trading day of the period.

Performance-Based Restricted Stock Units

We have granted performance-based restricted stock units (“PSUs”) to certain participants under the 2016 Plan. These PSUs have both performance-based and time-based vesting features. The PSUs granted in 2021 were earned based on the extent to which performance goals based on revenue and adjusted EBITDA were achieved in 2022. The PSUs granted in 2022 will be earned if and to the extent performance goals based on revenue change and adjusted EBITDA margin are achieved in 2023. The number of PSUs earned will depend on the level at which the performance targets are achieved and can range from 50% of target if the minimum performance threshold is achieved and up to 150% of target if maximum performance is achieved. The PSUs granted in 2023 have three separate performance periods, and one-third of each grant will be earned if and to the extent performance goals based on revenue change and adjusted EBITDA margin are achieved in each of 2023 and 2024 (ranging from 25% to 175% of target), and one-third will be earned if and to the extent performance goals to be established are achieved in 2025. All earned and vested PSUs will be settled in shares of common stock.

Stock-based compensation expense recognized for PSUs was $0.2 million and $0.1 million for the three months ended March 31, 2023 and 2022, respectively. At March 31, 2023, there was approximately $2.6 million of total unrecognized pre-tax compensation expense related to outstanding PSUs that is expected to be recognized over a weighted average period of 2.4 years.

Our PSU activity for the three months ended March 31, 2023, was as follows:

		Weighted-
		Average Grant	Aggregate
	PSUs	Date Fair Value	Intrinsic
(In thousands except unit and per unit data)	Outstanding	Per Unit	Value (1)
Balance at December 31, 2022	155,618	$25.05	$1,786
Granted	106,183	$14.35
Vested	(9,915)	$51.89
Cancelled	(7,762)	$26.33
Balance at March 31, 2023	244,124	$19.27	$4,009

(1)	The aggregate intrinsic value of PSUs outstanding was based on our closing stock price on the last trading day of the period.

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

A total of 1,600,000 shares of common stock was initially reserved for issuance under the ESPP. This share reserve will automatically be supplemented each January 1, commencing in 2017 and ending on and including January 1, 2026, by an amount equal to the least of (a) 1% of the shares of our common stock outstanding on the immediately preceding December 31, (b) 500,000 shares or (c) such lesser amount as our Board of Directors may determine. Our Board of Directors exercised its prerogative to forego the automatic increase on each of January 1, 2023 and 2022. As of March 31, 2023, 1,559,151 shares were available for future issuance under the ESPP. We recognized stock-based compensation expense associated with the ESPP of $0.2 million for each of the three months ended March 31, 2023 and 2022.

Note 12. Revenue

We derive our revenue from the sale and rental of our products to our customers in the United States. The following table presents our revenue, inclusive of sales and rental revenue, disaggregated by product line:

	Three Months Ended
	March 31,
(In thousands)	2023	2022
Revenue
Lymphedema products	$49,752	$40,654
Airway clearance products	9,094	7,324
Total	$58,846	$47,978

Percentage of total revenue
Lymphedema products	85%	85%
Airway clearance products	15%	15%
Total	100%	100%

Our revenue by channel, inclusive of sales and rental revenue, for the three months ended March 31, 2023 and 2022, are summarized in the following table:

	Three Months Ended
	March 31,
(In thousands)	2023	2022
Private insurers and other payers	$25,425	$26,566
Veterans Administration	5,823	5,635
Medicare	18,504	8,453
Durable medical equipment distributors	9,094	7,324
Total	$58,846	$47,978

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

Rental revenue for the three months ended March 31, 2023 and 2022, was primarily from private insurers. Sales-type lease revenue and the associated cost of revenue for the three months ended March 31, 2023 and 2022, was:

	Three Months Ended March 31,
(In thousands)	2023	2022
Sales-type lease revenue	$6,055	$6,808
Cost of sales-type lease revenue	2,736	2,036
Gross profit	$3,319	$4,772

Note 13. Income Taxes

We record our interim provision for income taxes by applying our estimated annual effective tax rate to our year-to-date pre-tax income (loss) and adjusting for discrete tax items recorded in the period. Deferred income taxes result from temporary differences between the reporting of amounts for financial statement purposes and income tax purposes. These differences relate primarily to different methods used for income tax reporting purposes, including for depreciation and amortization, warranty and vacation accruals, and deductions related to allowances for doubtful accounts receivable and inventory reserves. Our provision for income taxes included current federal and state income tax expense, as well as deferred federal and state income tax expense.

The effective tax rate for the three months ended March 31, 2023, was a benefit of 60.7%, compared to an expense of 1.4% for the three months ended March 31, 2022. The primary driver of the change in our effective tax rate is attributable to our expectation that we will have current taxes payable for 2023, despite having a full valuation allowance. Additionally, there are significant permanent adjustments for nondeductible meals expense which were not relevant to the prior year period. We recorded an income tax benefit of $2.9 million and an expense of $0.2 million for the three months ended March 31, 2023 and 2022, respectively.

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

Note 14. Net Loss Per Share

The following table sets forth the computation of our basic and diluted net loss per share:

	Three Months Ended
	March 31,
(In thousands, except share and per share data)	2023	2022
Net loss	$(1,886)	$(15,568)
Weighted-average shares outstanding	21,283,752	19,898,502
Weighted-average shares used to compute diluted net loss per share	21,283,752	19,898,502
Net loss per share - Basic	$(0.09)	$(0.78)
Net loss per share - Diluted	$(0.09)	$(0.78)

The following common stock equivalents were excluded from the computation of diluted net loss per share for the periods presented because including them would have been anti-dilutive:

	Three Months Ended
	March 31,
	2023	2022
Restricted stock units	736,942	496,643
Common stock options	586,212	852,406
Performance stock units	233,798	164,027
Employee stock purchase plan	125,775	84,808
Total	1,682,727	1,597,884

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

As of March 31, 2023, we had obligations to pay a $5.0 million agreed-upon earn-out payment in cash and up to an additional $10.0 million earn-out payment in cash if certain future U.S. revenues of the AffloVest are met. The earn-out liability was valued by employing a Monte Carlo Simulation model in a risk-neutral framework, which is a Level 3 input. The underlying simulated variable includes recognized revenue. The recognized revenue volatility estimate was based on a study of historical asset volatility for a set of comparable public companies. The model includes other assumptions including the market price of risk, which was calculated as the weighted average cost of capital less the long-term risk-free rate. The earn-out liability is adjusted to fair value at each reporting date until settled. Changes in fair value are included in intangible asset amortization and earn-out expenses in our Condensed Consolidated Statements of Operations.

Changes in the earn-out liability measured at fair value using Level 3 inputs were as follows:

(In thousands)
Earn-out liability at December 31, 2022	$13,050
Fair value adjustments	660
Earn-out liability at March 31, 2023	$13,710

(In thousands)
Earn-out liability at December 31, 2021	$6,200
Fair value adjustments	6,450
Earn-out liability at March 31, 2022	$12,650

As of March 31, 2023, the fair value of the earn-out liability accrued but not yet earned totaled $8.7 million and was classified as a current liability. The remaining $5.0 million of the earn-out liability had been earned, is to be paid by May 26, 2023 and was classified as a current liability.

The following provides information regarding fair value measurements for our remaining contingent earn-out liability as of March 31, 2023, and December 31, 2022, according to the three-level fair value hierarchy:

At March 31, 2023
Quoted Prices
	in Active	Significant
	Markets for	Other	Significant
	Identical	Observable	Unobservable
	Assets	Inputs	Inputs
(In thousands)	(Level 1)	(Level 2)	(Level 3)	Total
Recurring Fair Value Measurements:
Earn-out liability	$—	—	$8,710	$8,710
Total	$—	$—	$8,710	$8,710

At December 31, 2022
Quoted Prices
	in Active	Significant
	Markets for	Other	Significant
	Identical	Observable	Unobservable
	Assets	Inputs	Inputs
(In thousands)	(Level 1)	(Level 2)	(Level 3)	Total
Recurring Fair Value Measurements:
Earn-out liability	$—	$—	$8,050	$8,050
Total	$—	$—	$8,050	$8,050

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

Our current lymphedema products are the Flexitouch and Entre systems and our airway clearance product is the AffloVest. A predecessor to our Flexitouch system received 510(k) clearance from the U.S. Food and Drug Administration (the “FDA”) in July 2002, and we introduced the system to address the many limitations of self-administered home-based manual lymphatic drainage therapy. We began selling our more advanced Flexitouch system after receiving 510(k) clearance from the FDA in October 2006. In September 2016, we received 510(k) clearance from the FDA for the Flexitouch system in treating lymphedema of the head and neck. In June 2017, we announced that we received 510(k) clearance from the FDA for the Flexitouch Plus, the third-generation version of our Flexitouch system. In December 2020, we received 510(k) clearance for two new indications for our Flexitouch Plus system: phlebolymphedema and lipedema. We introduced our Entre system in the United States in February 2013 and the second generation, Entre Plus, in March 2023. The Entre system is sold or rented to patients who need a simple pump or who do not yet qualify for insurance reimbursement for an advanced compression device such as our Flexitouch system. Sales and rentals of our lymphedema products represented 85% of our revenue in each of the three months ended March 31, 2023 and 2022.

On September 8, 2021, we acquired the assets of the AffloVest airway clearance product line from IBC, a privately-held company which developed and manufactured AffloVest. AffloVest is a portable, wearable vest that provides airway clearance to treat patients with chronic respiratory conditions such as bronchiectasis or conditions resulting from neuromuscular disorders. For each of the three months ended March 31, 2023 and 2022, sales of AffloVest represented 15% of our revenue.

To support the growth of our business, we continue to invest in our commercial infrastructure, consisting of our direct sales force, training resources, reimbursement capabilities and clinical expertise. We market our lymphedema products in the United States using a direct-to-patient and -provider model. The AffloVest device is sold through respiratory durable medical equipment providers throughout the United States that service patients and bill third-party payers for the product. We also employ a small group of respiratory specialists, who educate DME representatives, provide product demonstrations for targeted clinicians and support technical questions related to the AffloVest. As of March 31, 2023, we employed a field staff of 289, which consisted of 250 field sales representatives and 24 field managers for our lymphedema products, as well as a team of 15 supporting our airway clearance products. This compares to a field staff of 271 as of March 31, 2022, which consisted of approximately 238 field sales representatives and 20 field managers for our lymphedema products, as well as a team of 13 supporting our airway clearance products.

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

For the three months ended March 31, 2023, we generated revenue of $58.8 million and had a net loss of $1.9 million, compared to revenue of $48.0 million and a net loss of $15.6 million for the three months ended March 31, 2022. Our primary sources of capital since our initial public offering in 2016 have been from operating income, bank financing and our public offering in February 2023.

We operate in one segment for financial reporting purposes.

Current Economic Conditions and the Effects of Coronavirus (COVID-19)

The lingering effects of the COVID-19 pandemic, as well as general global economic downturns and macroeconomic trends, including heightened inflation, capital market volatility, interest rate fluctuations, increased unemployment and economic slowdown or recession, may result in unfavorable conditions that could negatively affect demand for our products and exacerbate some of the other risks that affect our business, financial condition and results of operations.

The United States economy in general and our business specifically have been negatively affected by the COVID-19 pandemic. From the onset of the pandemic, we have seen declines in the number of patients that healthcare facilities and clinics are able to treat due to enhanced safety protocols, and have also seen staffing challenges, both in our organization and at the clinics we serve. While we saw some level of recovery in 2022 and in the first quarter of 2023, there are no reliable estimates of how long the pandemic will last or what ultimate effects the pandemic will have. For that reason, we are unable to reasonably estimate the long-term impact of the pandemic on our business at this time.

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

Results of Operations

Comparison of the Three Months Ended March 31, 2023 and 2022

The following table presents our results of operations for the periods indicated:

	Three Months Ended
	March 31,				Change
(In thousands)	2023		2022		$	%
Condensed Consolidated Statement		% of		% of
of Operations Data:		revenue		revenue
Revenue
Sales revenue	$52,791	90%	$41,170	86%	$11,621	28%
Rental revenue	6,055	10%	6,808	14%	(753)	(11)%
Total revenue	58,846	100%	47,978	100%	10,868	23%
Cost of revenue
Cost of sales revenue	14,642	25%	12,080	25%	2,562	21%
Cost of rental revenue	2,736	5%	2,036	4%	700	34%
Total cost of revenue	17,378	30%	14,116	29%	3,262	23%
Gross profit
Gross profit - sales revenue	38,149	65%	29,090	61%	9,059	31%
Gross profit - rental revenue	3,319	5%	4,772	10%	(1,453)	(30)%
Gross profit	41,468	70%	33,862	71%	7,606	22%
Operating expenses
Sales and marketing	26,302	45%	23,930	50%	2,372	10%
Research and development	2,233	4%	1,520	3%	713	47%
Reimbursement, general and administrative	15,434	26%	16,217	34%	(783)	(5)%
Intangible asset amortization and earn-out	1,305	2%	7,096	15%	(5,791)	(82)%
Total operating expenses	45,274	77%	48,763	102%	(3,489)	(7)%
Loss from operations	(3,806)	(7)%	(14,901)	(31)%	11,095	(74)%
Other expense	(993)	(2)%	(456)	(1)%	(537)	118%
Loss before income taxes	(4,799)	(9)%	(15,357)	(32)%	10,558	(69)%
Income tax (benefit) expense	(2,913)	(5)%	211	—%	(3,124)	N.M. %
Net loss	$(1,886)	(4)%	$(15,568)	(32)%	$13,682	(88)%

“N.M.” Not Meaningful

Revenue

Revenue increased $10.9 million, or 23%, to $58.8 million in the three months ended March 31, 2023, compared to $48.0 million in the three months ended March 31, 2022. The increase in total revenue was attributable to an increase of $9.1 million, or 22%, in sales and rentals of the lymphedema product line and an increase of $1.8 million, or 24%, in sales of the airway clearance product line in the quarter ended March 31, 2023, compared to the quarter ended March 31, 2022.

The following table summarizes our revenue by product line for the three months ended March 31, 2023 and 2022, both in dollars and percentage of total revenue:

	Three Months Ended
	March 31,		Change
(In thousands)	2023	2022	$	%
Revenue
Lymphedema products	$49,752	$40,654	$9,098	22%
Airway clearance products	9,094	7,324	1,770	24%
Total	$58,846	$47,978	$10,868	23%

Percentage of total revenue
Lymphedema products	85%	85%
Airway clearance products	15%	15%
Total	100%	100%

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

Cost of Revenue and Gross Margin

Cost of revenue increased $3.3 million, or 23%, to $17.4 million in the three months ended March 31, 2023, compared to $14.1 million in the three months ended March 31, 2022. The increase in cost of revenue was primarily attributable to the additional contribution of AffloVest sales and an increase in inbound freight costs.

Gross margin was 70.5% and 70.6% in the three months ended March 31, 2023 and 2022, respectively.

Sales and Marketing Expenses

Sales and marketing expenses increased $2.4 million, or 10%, to $26.3 million in the three months ended March 31, 2023, compared to $23.9 million in the three months ended March 31, 2022. The increase was primarily attributable to an increase in personnel-related compensation expense as a result of the increased headcount in the collective field commercial team.

Research and Development Expenses

Research and development (“R&D”) expenses increased $0.7 million, or 47%, to $2.2 million in the three months ended March 31, 2023, compared to $1.5 million in the three months ended March 31, 2022, which was primarily attributable to an increase in personnel-related compensation expense, third-party consulting and R&D supplies.

Reimbursement, General and Administrative Expenses

Reimbursement, general and administrative expenses decreased $0.8 million, or 5%, to $15.4 million in the three months ended March 31, 2023, compared to $16.2 million in the three months ended March 31, 2022. This decrease was primarily attributable to a $1.6 million decrease in occupancy costs, depreciation expense, and legal and professional fees, partially offset by a $0.8 million increase in personnel-related compensation expense as a result of increased headcount in our reimbursement operations, payer relations and corporate functions.

Intangible Asset Amortization and Earn-out Expense

Intangible asset amortization and earn-out expense decreased $5.8 million to $1.3 million in the three months ended March 31, 2023, compared to $7.1 million in the three months ended March 31, 2022. The decrease in intangible asset amortization and earn-out expense was mainly attributable to a $0.7 million adjustment to the fair value of the earn-out liability for the three months ended March 31, 2023, compared to a $6.5 million adjustment for the three months ended March 31, 2022.

Other Expense, Net

Other expense, net was $1.0 million and $0.5 million for the three months ended March 31, 2023 and 2022, respectively. The increase was primarily attributable to an increase in interest expense.

Income Taxes

We recorded an income tax benefit of $2.9 million and an income tax expense of $0.2 million for the three months ended March 31, 2023 and 2022, respectively. The difference relates to the fact that we expect to have current taxes payable for 2023, despite having a full valuation allowance. Additionally, there are significant permanent adjustments for nondeductible meals expense and nondeductible stock issuance costs which were not relevant to the prior year period.

Liquidity and Capital Resources

Cash Flows

At March 31, 2023, our principal sources of liquidity were cash and cash equivalents of $55.0 million and net accounts receivable of $71.0 million. This compares to cash and cash equivalents of $21.2 million and net accounts receivable of $59.5 million at March 31, 2022.

The following table summarizes our cash flows for the periods indicated:

	Three Months Ended
	March 31,
(In thousands)	2023	2022
Net cash (used in) provided by:
Operating activities	$(502)	$(3,206)
Investing activities	(291)	(175)
Financing activities	33,875	(3,698)
Net increase (decrease) in cash and cash equivalents	$33,082	$(7,079)

Operating Activities

Net cash used in operating activities during the three months ended March 31, 2023 was $0.5 million, resulting from a net decrease in operating assets and liabilities of $2.9 million and a net loss of $1.9 million, which were partially offset by non-cash net loss adjustments of $4.3 million. The non-cash net loss adjustments consisted primarily of $2.0 million of stock-based compensation expense, $1.6 million of depreciation and amortization expense and a $0.7 million change in fair value of earn-out liability. Operating liabilities were unfavorably impacted by a decrease in accrued payroll and related taxes, accrued expenses and other liabilities and income taxes payable. Operating assets were favorably impacted by a decrease in accounts receivable, net investment in leases and inventories.

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

Investing Activities

Net cash used in investing activities during the three months ended March 31, 2023, was $0.3 million, consisting of purchases of property and equipment, and patent costs.

Net cash used in investing activities during the three months ended March 31, 2022, was $0.2 million, consisting of purchases of property and equipment, and patent costs.

Financing Activities

Net cash provided by financing activities during the three months ended March 31, 2023, was $33.9 million, primarily consisting of net proceeds from the offering of our common stock of $34.6 million, slightly offset by a $0.8 million payment made on our term loan.

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

On September 8, 2021, we entered into a First Amendment Agreement (the “Amendment”), which amended the Restated Credit Agreement (as amended by the Amendment, the “Credit Agreement”) with the lenders from time to time party thereto and Wells Fargo Bank, National Association, as administrative agent. The Amendment, among other things, added a $30.0 million incremental term loan to the $25.0 million revolving credit facility provided by the Restated Credit Agreement. The term loan is reflected on our condensed consolidated financial statements as a note payable. The term loan and the revolving credit facility mature on September 8, 2024. The Credit Agreement provides that, subject to satisfaction of certain conditions, we may increase the amount of the revolving loans available under the Credit Agreement and/or add one or more term loan facilities in an amount not to exceed $25.0 million in the aggregate, such that the total aggregate principal amount of loans available under the Credit Agreement (including under the revolving credit facility) does not exceed $80.0 million.

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

As of March 31, 2023, we had outstanding borrowings of $48.3 million under the Credit Agreement, comprised of $23.3 million under the term loan and $25.0 million under the revolving credit facility.

For additional information regarding the Credit Agreement, including interest rates, fees and maturities, see Note 9 – “Credit Agreement” of the condensed consolidated financial statements contained in this report.

Future Cash Requirements

For a discussion of our material estimated future cash requirements under our contractual obligations and commercial commitments, in total and disaggregated into current and long-term, see “Future Cash Requirements” included in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2022. There have been no material changes since December 31, 2022.

As discussed in Note 4 – “Acquisitions” of the condensed consolidated financial statements contained in this report, the initial earn-out payment under the AffloVest Acquisition was $10.0 million, $5.0 million of which we paid in the fourth quarter of 2022, and $5.0 million, plus an imputed interest payment of $250,000, of which we are obligated to pay on or before May 26, 2023.

Adequacy of Resources

Our future cash requirements may vary significantly from those now planned and will depend on many factors, including:

●	the impacts of inflation, rising interest rates or a recession on our business;
●	sales and marketing resources needed to further penetrate our market;
●	expansion of our operations;
●	response of competitors to our solutions and applications;
●	costs associated with clinical research activities;
●	increases in interest rates;
●	labor shortages and wage inflation;
●	component price inflation;
●	costs to develop and implement new products; and
●	use of capital for acquisitions or licenses, if any.

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

Critical Accounting Estimates

Critical accounting estimates are those that involve a significant level of estimation uncertainty and have had or are reasonably likely to have a material impact on our financial condition and results of operations. For additional information, please see the discussion of our most critical accounting estimates under “Critical Accounting Estimates” in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2022.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

For a discussion on our market risks, see Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” included in our Annual Report on Form 10-K for the year ended December 31, 2022. There have been no material changes since December 31, 2022.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2023. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 31, 2023, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, that occurred during the quarter ended March 31, 2023, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

Information pertaining to certain legal proceedings in which we are involved can be found in Note 10 – “Commitments and Contingencies” to our condensed consolidated financial statements included in Part I, Item 1 of this report and is incorporated herein by reference.

Item 1A. Risk Factors.

In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the factors discussed in “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2022, which could materially affect our business, financial condition or future results. There have been no material changes in our risk factors from those disclosed in that report.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Recent Sales of Unregistered Securities

(a)	Issuances of Preferred Stock

None.

(b)	Issuances of Common Stock

None.

Item 3. Defaults Upon Senior Securities.

Not applicable.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

The exhibits filed as part of this Quarterly Report on Form 10-Q are set forth on the Exhibit Index below.

EXHIBIT INDEX

		Incorporated by Reference
Exhibit				Exhibit	Filed
Number	Description of Exhibit	Form	Date of Filing	Number	Herewith

3.1	Amended and Restated Certificate of Incorporation, as amended through May 9, 2019	8-K	05/09/2019	3.2

3.2	Amended and Restated Bylaws, effective December 19, 2022	10-K	02/21/2023	3.2

4.1	Form of Senior Indenture	S-3	01/18/2023	4.3
4.2	Form of Subordinated Indenture	S-3	01/18/2023	4.4
10.1	Offer Letter between Elaine M. Birkemeyer and Tactile Systems Technology, Inc., dated as of February 21, 2023	8-K	03/14/2023	10.1
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) / 15d-14(a) of the Securities Exchange Act of 1934, as amended				X
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) / 15d-14(a) of the Securities Exchange Act of 1934, as amended				X

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X

101.1

The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2023, formatted in Inline XBRL: (i) Balance Sheets, (ii) Statements of Operations, (iii) Statements of Stockholders’ Equity, (iv) Statements of Cash Flows, and (v) Notes to the Condensed Consolidated Financial Statements

					X

104.1	Cover page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101.1)				X

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Tactile Systems Technology, Inc.

Date: May 8, 2023	By:	/s/ Elaine M. Birkemeyer
Elaine M. Birkemeyer
Chief Financial Officer
(Principal financial and accounting officer)