Form 10-Q
period 2023-06-30
TACTILE SYSTEMS TECHNOLOGY INC
filed 2023-08-07
CIK 1027838

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2023

or

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

23,460,961 shares of common stock, par value $0.001 per share, were outstanding as of August 3, 2023.

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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

Tactile Systems Technology, Inc.
Condensed Consolidated Balance Sheets
(Unaudited)
	June 30,	December 31,
(In thousands, except share and per share data)	2023	2022
Assets
Current assets
Cash and cash equivalents	$63,212	$21,929
Accounts receivable	46,553	54,826
Net investment in leases	13,219	16,130
Inventories	20,315	23,124
Income taxes receivable	1,779	—
Prepaid expenses and other current assets	4,480	3,754
Total current assets	149,558	119,763
Non-current assets
Property and equipment, net	5,771	6,077
Right of use operating lease assets	20,041	21,322
Intangible assets, net	48,559	50,375
Goodwill	31,063	31,063
Accounts receivable, non-current	15,430	23,061
Other non-current assets	3,306	3,335
Total non-current assets	124,170	135,233
Total assets	$273,728	$254,996
Liabilities and Stockholders' Equity
Current liabilities
Accounts payable	$9,296	$9,984
Note payable	2,968	2,968
Earn-out, current	9,280	13,050
Accrued payroll and related taxes	13,800	17,100
Accrued expenses	5,166	9,240
Income taxes payable	—	2,336
Operating lease liabilities	2,529	2,500
Other current liabilities	5,481	7,152
Total current liabilities	48,520	64,330
Non-current liabilities
Revolving line of credit, non-current	24,941	24,916
Note payable, non-current	19,495	20,979
Accrued warranty reserve, non-current	1,957	2,207
Income taxes payable, non-current	446	298
Operating lease liabilities, non-current	19,606	20,866
Total non-current liabilities	66,445	69,266
Total liabilities	114,965	133,596

Commitments and Contingencies (see Note 10)

Stockholders’ equity:
Preferred stock, $0.001 par value, 50,000,000 shares authorized; none issued and outstanding as of June 30, 2023 and December 31, 2022	—	—
Common stock, $0.001 par value, 300,000,000 shares authorized; 23,458,302 shares issued and outstanding as of June 30, 2023; 20,252,677 shares issued and outstanding as of December 31, 2022	23	20
Additional paid-in capital	170,347	131,001
Accumulated deficit	(11,607)	(9,621)
Total stockholders’ equity	158,763	121,400
Total liabilities and stockholders’ equity	$273,728	$254,996

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

Tactile Systems Technology, Inc.
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands, except share and per share data)	2023	2022	2023	2022
Revenue
Sales revenue	$59,802	$51,265	$112,593	$92,435
Rental revenue	8,537	8,380	14,592	15,188
Total revenue	68,339	59,645	127,185	107,623
Cost of revenue
Cost of sales revenue	16,865	13,810	31,507	25,890
Cost of rental revenue	3,175	2,612	5,911	4,648
Total cost of revenue	20,040	16,422	37,418	30,538
Gross profit
Gross profit - sales revenue	42,937	37,455	81,086	66,545
Gross profit - rental revenue	5,362	5,768	8,681	10,540
Gross profit	48,299	43,223	89,767	77,085
Operating expenses
Sales and marketing	28,206	28,822	54,508	52,752
Research and development	1,833	1,849	4,066	3,369
Reimbursement, general and administrative	14,991	14,894	30,425	31,111
Intangible asset amortization and earn-out	1,211	1,745	2,516	8,841
Total operating expenses	46,241	47,310	91,515	96,073
Income (loss) from operations	2,058	(4,087)	(1,748)	(18,988)
Other expense	(838)	(573)	(1,831)	(1,029)
Income (loss) before income taxes	1,220	(4,660)	(3,579)	(20,017)
Income tax expense (benefit)	1,320	(20)	(1,593)	191
Net loss	$(100)	$(4,640)	$(1,986)	$(20,208)
Net loss per common share
Basic	$0.00	$(0.23)	$(0.09)	$(1.01)
Diluted	$0.00	$(0.23)	$(0.09)	$(1.01)
Weighted-average common shares used to compute net loss per common share
Basic	23,352,530	20,024,798	22,323,856	19,961,999
Diluted	23,352,530	20,024,798	22,323,856	19,961,999

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Tactile Systems Technology, Inc.
Condensed Consolidated Statements of Stockholders’ Equity
(Unaudited)

				(Accumulated
			Additional	Deficit)
	Common Stock		Paid-In	Retained
(In thousands, except share data)	Shares	Par Value	Capital	Earnings	Total
Balances, March 31, 2023	23,235,065	$23	$167,646	$(11,507)	$156,162
Stock-based compensation	—	—	1,808	—	1,808
Exercise of common stock options and vesting of performance and restricted stock units	102,421	—	11	—	11
Taxes paid for net share settlement of performance and restricted stock units	—	—	—	—	—
Common shares issued for employee stock purchase plan	120,816	—	882	—	882
Net loss for the period	—	—	—	(100)	(100)
Balances, June 30, 2023	23,458,302	$23	$170,347	$(11,607)	$158,763

Balances, December 31, 2022	20,252,677	$20	$131,001	$(9,621)	$121,400
Stock-based compensation	—	—	3,831	—	3,831
Exercise of common stock options and vesting of performance and restricted stock units	209,809	—	11	—	11
Sale of common stock from follow-on public offering, net of offering expenses	2,875,000	3	34,622	—	34,625
Common shares issued for employee stock purchase plan	120,816	—	882	—	882
Net loss for the period	—	—	—	(1,986)	(1,986)
Balances, June 30, 2023	23,458,302	$23	$170,347	$(11,607)	$158,763

Balances, March 31, 2022	19,939,843	$20	$122,281	$(7,323)	$114,978
Stock-based compensation	—	—	2,892	—	2,892
Exercise of common stock options and vesting of performance and restricted stock units	107,028	—	62	—	62
Common shares issued for employee stock purchase plan	85,274	—	824	—	824
Net loss for the period	—	—	—	(4,640)	(4,640)
Balances, June 30, 2022	20,132,145	$20	$126,059	$(11,963)	$114,116

Balances, December 31, 2021	19,877,786	$20	$119,962	$8,245	$128,227
Stock-based compensation	—	—	5,121	—	5,121
Exercise of common stock options and vesting of performance and restricted stock units	169,085	—	152	—	152
Common shares issued for employee stock purchase plan	85,274	—	824	—	824
Net loss for the period	—	—	—	(20,208)	(20,208)
Balances, June 30, 2022	20,132,145	$20	$126,059	$(11,963)	$114,116

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Tactile Systems Technology, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended June 30,
(In thousands)	2023	2022
Cash flows from operating activities
Net loss	$(1,986)	$(20,208)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	3,269	3,015
Deferred income taxes	—	94
Stock-based compensation expense	3,831	5,121
Loss on disposal of property and equipment and intangibles	3	—
Change in fair value of earn-out liability	1,230	7,550
Changes in assets and liabilities, net of acquisition:
Accounts receivable	8,273	321
Net investment in leases	2,911	(864)
Inventories	2,809	(753)
Income taxes	(3,967)	(55)
Prepaid expenses and other assets	(697)	1,925
Right of use operating lease assets	50	106
Accounts receivable, non-current	7,631	(2,496)
Accounts payable	(696)	4,087
Accrued payroll and related taxes	(3,300)	5
Accrued expenses and other liabilities	(5,954)	1,252
Net cash provided by (used in) operating activities	13,407	(900)
Cash flows from investing activities
Purchases of property and equipment	(1,043)	(331)
Intangible assets expenditures	(99)	(85)
Net cash used in investing activities	(1,142)	(416)
Cash flows from financing activities
Payment on earn-out	(5,000)	—
Payments on note payable	(1,500)	(4,500)
Payments of deferred debt issuance costs	—	(39)
Proceeds from exercise of common stock options	11	152
Proceeds from the issuance of common stock from the employee stock purchase plan	882	824
Proceeds from issuance of common stock at market	34,625	—
Net cash provided by (used in) financing activities	29,018	(3,563)
Net increase (decrease) in cash and cash equivalents	41,283	(4,879)
Cash and cash equivalents – beginning of period	21,929	28,229
Cash and cash equivalents – end of period	$63,212	$23,350

Supplemental cash flow disclosure
Cash paid for interest	$1,925	$448
Cash paid for taxes	$2,415	$28
Capital expenditures incurred but not yet paid	$8	$—

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

Our business is affected by seasonality. In the first quarter of each year, when most patients have started a new insurance year and have not yet met their annual out-of-pocket payment obligations, we experience substantially reduced demand for our products. We typically experience higher revenue in the third and fourth quarters of the year when patients have met their annual insurance deductibles, thereby reducing their out-of-pocket costs for our products, and have an increasing desire to exhaust their flexible spending accounts at year end. This seasonality applies only to purchases and rentals of our products by patients covered by commercial insurance and is not relevant to Medicare, Medicaid or the Veterans Administration, as those payers either do not have plans that have declining deductibles over the course of the plan year and/or do not have plans that include patient deductibles for purchases or rentals of our products.

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

The results for the six months ended June 30, 2023, are not necessarily indicative of results to be expected for the year ending December 31, 2023, or for any other interim period or for any future year. The condensed consolidated interim financial statements should be read in conjunction with the audited financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2022.

Principles of Consolidation

The accompanying unaudited condensed consolidated financial statements include the accounts of Tactile Systems Technology, Inc. and its wholly owned subsidiary, Swelling Solutions, Inc. All intercompany balances and transactions have been eliminated in consolidation.

Risks and Uncertainties

Coronavirus (COVID-19)

The United States economy in general and our business specifically have been negatively affected by the COVID-19 pandemic. We have seen adverse impacts as it relates to the decline in the number of patients that healthcare facilities and clinics are able to treat due to enhanced safety protocols, particularly during most of 2021 and during the first quarter of 2022. We have also seen staffing challenges, both in our organization and at the clinics we serve, as another lingering consequence of the COVID-19 pandemic. While we saw some level of recovery in 2022 and the first two quarters of 2023, ongoing consequences of the pandemic remain uncertain. There are no reliable estimates of how long the pandemic will last, whether any recovery will be sustained or will reverse course, the severity of any resurgence of COVID-19 or variant strains of the virus, the effectiveness of vaccines and attitudes towards receiving them, or what ultimate effects the pandemic will have. For that reason, we are unable to reasonably estimate the long-term impact of the pandemic on our business at this time.

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

Note 3. Summary of Significant Accounting Policies

Significant Accounting Policies

There were no material changes in our significant accounting policies during the six months ended June 30, 2023. See Note 3 – “Summary of Significant Accounting Policies” to the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2022, for information regarding our significant accounting policies.

Accounting Pronouncement Recently Adopted

In December 2022, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2022-06, “Reference Rate Reform (Topic 848) — Facilitation of the Effect of Reference Rate Reform on Financial Reporting” (“ASU 2022-06”), which provides optional expedients and exceptions for applying GAAP to transactions affected by reference rate (e.g., LIBOR) reform if certain criteria are met, for a limited period of time to ease the potential burden in accounting for (or recognizing the effects of) reference rate reform on financial reporting. The ASU deferred the sunset date of Topic 848 from December 31, 2022 to

December 31, 2024. We adopted this ASU in the quarter ended June 30, 2023. The adoption of this standard did not have a significant impact on the Company’s financial statements.

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

On November 4, 2022, we entered into an Amendment to the AffloVest APA (the “APA Amendment”) with IBC, which modifies the terms of the earn-out arrangement under the AffloVest APA, as follows:

●	Initial Earn-Out: The AffloVest APA provided for an initial earn-out equal to 1.5 times the amount by which the AffloVest U.S. revenues in the period from October 1, 2021 to September 30, 2022 (the “Initial Earn-Out Period”) exceed a specified amount; provided that in no event will the payment exceed $10.0 million.
o	The APA Amendment provides that the calculated amount of the initial earn-out payment is $10.0 million, of which the Company paid $5.0 million on November 28, 2022, and $5.0 million, plus an imputed interest payment of $250,000, on May 25, 2023.

●	Second Earn-Out: The AffloVest APA provided for a second earn-out equal to 1.5 times the amount by which the AffloVest U.S. revenues in the period from October 1, 2022 to September 30, 2023 exceed the revenues recognized during the Initial Earn-Out Period; provided that in no event will the payment exceed $10.0 million.
o	The APA Amendment changes the 1.5 times multiplier to 3.0 times, but still provides that in no event will the second earn-out payment exceed $10.0 million.

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

Note 5. Inventories

Inventories consisted of the following:

(In thousands)	At June 30, 2023	At December 31, 2022
Finished goods	$5,981	$5,100
Component parts and work-in-process	14,334	18,024
Total inventories	$20,315	$23,124

Note 6. Goodwill and Intangible Assets

Goodwill

In the third quarter of fiscal 2021, we completed the AffloVest Acquisition. The purchase price of the AffloVest product line exceeded the net acquisition-date estimated fair value amounts of the identifiable assets acquired and the liabilities assumed by $31.1 million, which was assigned to goodwill.

Intangible Assets

Our patents and other intangible assets are summarized as follows:

	Weighted-	At June 30, 2023
	Average	Gross
	Amortization	Carrying	Accumulated	Net
(In thousands)	Period	Amount	Amortization	Amount
Definite-lived intangible assets:
Patents	12 years	$976	$212	$764
Defensive intangible assets	2 years	1,125	847	278
Customer accounts	< 1 year	125	125	—
Customer relationships	11 years	31,000	4,319	26,681
Developed technology	9 years	13,000	2,140	10,860
Subtotal		46,226	7,643	38,583
Unamortized intangible assets:
Tradenames		9,500	—	9,500
Patents pending		476	—	476
Total intangible assets		$56,202	$7,643	$48,559

	Weighted-	At December 31, 2022
	Average	Gross
	Amortization	Carrying	Accumulated	Net
(In thousands)	Period	Amount	Amortization	Amount
Definite-lived intangible assets:
Patents	12 years	$897	$173	$724
Defensive intangible assets	2 years	1,126	764	362
Customer accounts	< 1 year	125	114	11
Customer relationships	12 years	31,000	3,127	27,873
Developed technology	10 years	13,000	1,550	11,450
Subtotal		46,148	5,728	40,420
Unamortized intangible assets:
Tradenames		9,500	—	9,500
Patents pending		455	—	455
Total intangible assets		$56,103	$5,728	$50,375

Amortization expense was $1.0 million for each of the three months ended June 30, 2023 and 2022, and $1.9 million for each of the six months ended June 30, 2023 and 2022. Future amortization expenses are expected as follows:

(In thousands)
2023 (July 1 - December 31)	$1,896
2024	3,792
2025	3,703
2026	3,638
2027	3,628
Thereafter	21,926
Total	$38,583

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

Note 7. Accrued Expenses

Accrued expenses consisted of the following:

(In thousands)	At June 30, 2023	At December 31, 2022
Warranty	$1,871	$2,005
Travel	984	1,121
Legal and consulting	643	730
In-transit inventory	470	3,228
Clinical studies	372	276
Sales and use tax	137	147
Other	689	1,733
Total	$5,166	$9,240

Note 8. Warranty Reserves

The activity in the warranty reserve during and as of the end of the reporting periods presented was as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands)	2023	2022	2023	2022
Beginning balance	$4,000	$4,995	$4,212	$4,959
Warranty provision	1,026	354	1,900	997
Processed warranty claims	(1,198)	(531)	(2,284)	(1,138)
Ending balance	$3,828	$4,818	$3,828	$4,818

Accrued warranty reserve, current	$1,871	$2,027	$1,871	$2,027
Accrued warranty reserve, non-current	1,957	2,791	1,957	2,791
Total accrued warranty reserve	$3,828	$4,818	$3,828	$4,818

Note 9. Credit Agreement

On April 30, 2021, we entered into an Amended and Restated Credit Agreement (the “Restated Credit Agreement”) with the lenders from time to time party thereto, and Wells Fargo Bank, National Association, as Administrative Agent. The Restated Credit Agreement amended and restated in its entirety our prior credit agreement.

On September 8, 2021, we entered into a First Amendment Agreement (the “Amendment”), which amended the Restated Credit Agreement (as amended by the Amendment, the “Credit Agreement”) with the lenders from time to time party thereto and Wells Fargo Bank, National Association, as administrative agent. The Amendment, among other things, added a $30.0 million incremental term loan to the $25.0 million revolving credit facility provided by the Restated Credit Agreement. The term loan is reflected on our condensed consolidated financial statements as a note payable. The maturity date of the term loan and the revolving credit facility was September 8, 2024, until the Fourth Amendment Agreement (as described below) extended the maturity date to August 1, 2026. The Credit Agreement provides that, subject to satisfaction of certain conditions, we may increase the amount of the revolving loans available under the Credit Agreement and/or add one or more term loan facilities in an amount not to exceed $25.0 million in the aggregate, such that the total aggregate principal amount of loans available under the Credit Agreement (including under the revolving credit facility) does not exceed $80.0 million.

On September 8, 2021, in connection with the closing of the AffloVest Acquisition, we borrowed the $30.0 million term loan and utilized that borrowing, together with a draw of $25.0 million under the revolving credit facility and cash on hand, to fund the purchase price.

On February 22, 2022, we entered into a Second Amendment Agreement (the “Second Amendment”), which further amended the Credit Agreement. The Second Amendment modified the maximum leverage ratio, the minimum fixed charge coverage ratio and the minimum consolidated EBITDA covenants under the Credit Agreement, and added a minimum liquidity covenant, through the quarter ended June 30, 2023. The Second Amendment also increased the applicable margin for LIBOR rate loans under the Credit Agreement during the period commencing on the date of the Second Amendment and ending on the last day of the fiscal quarter ending June 30, 2023.

On June 21, 2023, we entered into a Third Amendment Agreement (the “Third Amendment”) that replaced the interest rate benchmark under the Credit Agreement from LIBOR to the term Secured Overnight Financing Rate (“SOFR”). All tenors of term SOFR are subject to a credit spread adjustment of 0.10% (“Adjusted Term SOFR”).

The principal of the term loan is required to be repaid in quarterly installments of $750,000. Pursuant to the Second Amendment, we made a mandatory principal prepayment of the term loan of $3.0 million on February 22, 2022.

As of June 30, 2023, we had outstanding borrowings of $47.5 million under the Credit Agreement, comprised of $22.5 million under the term loan and $25.0 million under the revolving credit facility. Pursuant to the Fourth Amendment (as defined below), we borrowed under the term loan, and made a payment on the revolving credit facility, in the amount of $8.25 million on August 1, 2023.

Following the Third Amendment, the term loan and amounts drawn under the revolving credit facility bear interest, at our option, at a rate equal to (a) the highest of (i) the prime rate, (ii) the federal funds rate plus 0.50% and (iii) Adjusted Term SOFR for a one-month tenor plus 1% (the “Base Rate”) plus an applicable margin or (b) Adjusted Term SOFR for an interest period of one, three or six months, at our option, plus the applicable margin. The applicable margin is 0.75% to 2.25% on loans bearing interest at the Base Rate and 1.75% to 3.25% on loans bearing interest at Adjusted Term SOFR, in each case depending on our consolidated total leverage ratio; except that, pursuant to the Second Amendment and the Third Amendment, during the period commencing on February 22, 2022 and ending on the last day of the fiscal quarter ending June 30, 2023, the applicable margin for LIBOR rate loans and Adjusted Term SOFR loans, as applicable, was 3.50%. At June 30, 2023, all outstanding borrowings were subject to interest at a rate calculated at Adjusted Term SOFR plus an applicable margin, for an interest rate of 8.81%. The undrawn portions of the revolving credit facility were subject to an unused line fee at a rate per annum from 0.300% to 0.375%, depending on our consolidated total leverage ratio.

Maturities of the term loan for the next two years as of June 30, 2023, were as follows:

(In thousands)	Amount
2023 (July 1 - December 31)	1,500
2024	21,000
Total	$22,500

Our obligations under the Credit Agreement are secured by a security interest in substantially all of our and our subsidiaries’ assets and are also guaranteed by our subsidiaries. As of June 30, 2023, the Credit Agreement contained a number of restrictions and covenants, including that we maintain compliance with a maximum leverage ratio, a minimum fixed charge coverage ratio, a minimum liquidity covenant and a minimum consolidated EBITDA covenant. As of June 30, 2023, we were in compliance with all financial covenants under the Credit Agreement.

On August 1, 2023, we entered into a Fourth Amendment Agreement (the “Fourth Amendment”), which further amends the Credit Agreement. The Fourth Amendment, among other things, decreases the commitment fees payable under the revolving credit facility under the Credit Agreement such that the undrawn portions of the revolving credit facility are subject to an unused line fee at a rate per annum from 0.125% to 0.200%, depending on our consolidated leverage ratio, and eliminates the language providing that the applicable margin for Adjusted Term SOFR loans was 3.50%, such that the interest rates are in effect as set forth above. The Fourth Amendment also eliminates the liquidity financial covenant and modifies the remaining financial covenants to reflect the termination of the temporary covenant relief period that was in place until June 30, 2023 pursuant to the Second Amendment, such that the financial covenants now include a maximum consolidated total leverage ratio covenant, a minimum consolidated EBITDA covenant and a minimum fixed charge coverage ratio covenant. In addition, the Fourth Amendment provides for an additional term loan in the amount of $8.25 million, which we used for a paydown of the revolving credit facility. Following such payment, as of August 1, 2023, we had outstanding borrowings of $46.75 million under the Credit Agreement, comprised of $30.0 million under the term loan and $16.75 million under the revolving credit facility. The Fourth Amendment also extends the maturity date of the term loans and revolving credit facility under the Credit Agreement from September 8, 2024, to August 1, 2026.

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

Buildings

We lease certain office and warehouse space at various locations in the United States where we provide services. These leases are typically greater than one year with fixed, escalating rents over the noncancelable terms and, therefore, ROU operating lease assets and operating lease liabilities are recorded on the Condensed Consolidated Balance Sheets, with rent expense to be recognized on a straight-line basis over the term of the lease. The remaining lease terms vary from approximately one to eight years as of June 30, 2023.

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

Vehicles

We lease vehicles for certain members of our field sales organization under a vehicle fleet program whereby the initial, noncancelable lease is for a term of 367 days, thus more than one year. Subsequent to the initial term, the lease becomes a month-to-month, cancelable lease. In addition to monthly rental fees specific to the vehicle, there are fixed monthly nonlease components that have been included in the ROU operating lease assets and operating lease liabilities. The nonlease components are not significant. As of June 30, 2023, we no longer have any vehicles with agreements within the initial, noncancelable lease term that are recorded as ROU operating lease assets and operating lease liabilities.

Computer and Office Equipment

We also have operating lease agreements for certain computer and office equipment. The remaining lease terms as of June 30, 2023, ranged from less than one year to approximately three years with fixed monthly payments that are included in the ROU operating lease assets and operating lease liabilities. The leases provide an option to purchase the related equipment at fair market value at the end of the lease. The leases will automatically renew as a month-to-month rental at the end of the lease if the equipment is not purchased or returned.

Lease Position, Undiscounted Cash Flow and Supplemental Information

The table below presents information related to our ROU operating lease assets and operating lease liabilities that we have recorded:

(In thousands)	At June 30, 2023	At December 31, 2022
Right of use operating lease assets	$20,041	$21,322

Operating lease liabilities:
Current	$2,529	$2,500
Non-current	19,606	20,866
Total	$22,135	$23,366

Operating leases:
Weighted average remaining lease term	7.3 years	7.7 years
Weighted average discount rate	4.2%	4.2%

	Six Months Ended June 30,
	2023	2022
Supplemental cash flow information for our operating leases:
Cash paid for operating lease liabilities	$1,710	$918
Non-cash right of use assets obtained in exchange for new operating lease obligations	$—	$41

The table below reconciles the undiscounted cash flows for the periods presented to the operating lease liabilities recorded on the Condensed Consolidated Balance Sheet for the periods presented:

(In thousands)
2023 (July 1 - December 31)	$1,716
2024	3,421
2025	3,520
2026	3,616
2027	3,167
Thereafter	10,082
Total minimum lease payments	25,522
Less: Amount of lease payments representing interest	(3,387)
Present value of future minimum lease payments	22,135
Less: Current obligations under operating lease liabilities	(2,529)
Non-current obligations under operating lease liabilities	$19,606

Operating lease costs were $0.9 million and $1.0 million for the three months ended June 30, 2023 and 2022, respectively. Operating lease costs were $1.8 million and $1.9 million for the six months ended June 30, 2023 and 2022, respectively.

Major Vendors

We had purchases from two vendors that accounted for 30% of our total purchases for the three months ended June 30, 2023 and purchases from one vendor that accounted for 24% of our total purchases for the six months ended June 30, 2023. We had purchases from two vendors that accounted for 31% and 26% of our total purchases for the three and six months ended June 30, 2022, respectively.

Purchase Commitments

We issued purchase orders prior to June 30, 2023, totaling $43.1 million for goods that we expect to receive within the next year.

Retirement Plan

We maintain a 401(k) retirement plan for our employees in which eligible employees can contribute a percentage of their pre-tax compensation. We recorded an expense related to our discretionary contributions to the 401(k) plan of $0.3 million for each of the three months ended June 30, 2023 and 2022, and $0.7 million for each of the six months ended June 30, 2023 and 2022.

Legal Proceedings

From time to time, we are subject to various claims and legal proceedings arising in the ordinary course of business. Regardless of outcome, litigation can have an adverse impact on us because of defense and settlement costs, diversion of management resources, and other factors.

We and certain of our present or former officers have been sued in a purported securities class action lawsuit that was filed in the United States District Court for the District of Minnesota on September 29, 2020, and that is pending under the caption Brian Mart v. Tactile Systems Technology, Inc., et al., File No. 0:20-cv-02074-NEB-BRT (the “Mart Lawsuit”). On April 19, 2021, the plaintiff filed an Amended Complaint against us and eight of our present and former officers and directors. Plaintiff seeks to represent a class consisting of investors who purchased our common stock in the market during the time period from May 7, 2018 through June 8, 2020 (“alleged class period”). The Amended Complaint alleges the following claims under the Securities Exchange Act of 1934, as amended (the “Exchange Act”): (1) that we and certain officer defendants made materially false or misleading public statements about our business, operational and compliance policies, and results during the alleged class period in violation of Section 10(b) of the Exchange Act; (2) that we and the individual defendants engaged in a scheme to defraud investors in order to allow the individual defendants to sell our stock in violation of Section 10(b) of the Exchange Act; (3) that the individual defendants engaged in improper insider trading of our stock in violation of Section 20A of the Exchange Act; and (4) that we and the individual defendants are liable under Section 20(a) of the Exchange Act because each defendant is a controlling person. On June 18, 2021, we and the individual defendants filed a motion to dismiss the Amended Complaint. On March 31, 2022, the court granted in part, and denied in part, the defendants’ motion to dismiss. All claims against three individual defendants were dismissed, and most claims against four other individual defendants were dismissed. On November 21, 2022, the Company announced that it entered into a Memorandum of Understanding to settle this matter. The Company does not expect to fund any portion of cash payments made in connection with the $5 million settlement amount. The settlement does not constitute an admission of liability or wrongdoing by the Company. The settlement is subject to court approval. On February 28, 2023, the parties executed a stipulation of settlement and the plaintiff filed an unopposed motion for preliminary approval of the class settlement with the court. On April 26, 2023, the court issued a minute order indicating the motion would be approved and on May 4, 2023, issued the written order granting the motion for preliminary approval of the settlement. On July 19, 2023, the plaintiff filed a motion for final approval of the settlement. A hearing for final approval of the settlement is scheduled for August 23, 2023.

On May 24, 2022, a stockholder derivative lawsuit was filed in the United States District Court for the District of Minnesota, purportedly on behalf of the Company against certain of our present and former officers and directors and the Company (as a nominal defendant), captioned Jack Weaver v. Moen, et al., File No. 0:22-cv-01403-NEB-BRT. This complaint generally arises out of the same subject matter as the Mart Lawsuit and alleges the following claims under the Exchange Act and common law: (1) that the director defendants made materially false or misleading public statements in proxy statements in violation of Section 14(a) of the Exchange Act; (2) that the director defendants’ stock and option awards should be rescinded under Section 29(b) of the Exchange Act; (3) that the officer defendants’ employment contract compensation should be rescinded under Section 29(b) of the Exchange Act; (4) that certain officer defendants are liable for contribution arising out of any liability incurred in the Mart Lawsuit, under Sections 10(b) and 21D of the Exchange Act; (5) that the individual defendants breached their fiduciary duties; and (6) that the individual defendants were unjustly enriched. The lawsuit seeks unspecified damages. In August 2022, the matter was transferred to the United States District Court for the District of Delaware by order granting the Parties Stipulation to Transfer. On February 10, 2023, we filed a motion to dismiss the action. The plaintiff filed an Amended Complaint on March 3, 2023. On March 31, 2023, we filed a motion to dismiss the Amended Complaint, which is pending. On July 31, 2023, the plaintiff filed a Joint Notice of Preliminary Settlement indicating that the parties have reached a non-binding settlement-in-principal on most of the material terms that would resolve all claims between the parties and requested that the Court temporarily stay all deadlines, hearings, and conferences until September 1, 2023, to allow the parties time to finalize settlement.

Note 11. Stockholders' Equity

Stock-Based Compensation

Our 2016 Equity Incentive Plan (the “2016 Plan”) authorizes us to grant stock options, stock appreciation rights, restricted stock, stock units and other stock-based awards to employees, non-employee directors and certain consultants and advisors. There were up to 4,800,000 shares of our common stock initially reserved for issuance pursuant to the 2016 Plan. The 2016 Plan provides that the number of shares reserved and available for issuance under the 2016 Plan will automatically increase annually on January 1 of each calendar year, commencing in 2017 and ending on and including January 1, 2026, by an amount equal to the lesser of: (a) 5% of the number of common shares of stock outstanding as of December 31 of the immediately preceding calendar year, or (b) 2,500,000 shares; provided, however, that our Board of Directors may determine that any annual increase be a lesser number. In addition, all awards granted under our 2007 Omnibus Stock Plan and our 2003 Stock Option Plan that were outstanding when the 2016 Plan became effective and that are forfeited, expired, cancelled, settled for cash or otherwise not issued, will become available for issuance under the 2016 Plan. Our Board of Directors exercised its prerogative to forego the automatic increase on each of January 1, 2023 and 2022. As of June 30, 2023, 5,661,942 shares were available for future grant pursuant to the 2016 Plan.

Upon adoption and approval of the 2016 Plan, all of our previous equity incentive compensation plans were terminated. However, existing awards under those plans continue to vest in accordance with the original vesting schedules and will expire at the end of their original terms.

We recorded stock-based compensation expense of $1.8 million and $2.9 million for the three months ended June 30, 2023 and 2022, respectively, and $3.8 million and $5.1 million for the six months ended June 30, 2023 and 2022, respectively. This expense was allocated as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands)	2023	2022	2023	2022
Cost of revenue	$121	$112	$224	$214
Sales and marketing expenses	810	1,224	1,562	2,251
Research and development expenses	44	38	93	121
Reimbursement, general and administrative expenses	833	1,518	1,952	2,535
Total stock-based compensation expense	$1,808	$2,892	$3,831	$5,121

Stock Options

Stock options issued to participants other than non-employees typically vest over three or four years and typically have a contractual term of seven or ten years. Stock-based compensation expense included in the Condensed Consolidated Statements of Operations for stock options was $0.2 million and $0.6 million for the three months ended June 30, 2023 and 2022, respectively, and $0.5 million and $1.4 million for the six month ended June 30, 2023 and 2022, respectively. At June 30, 2023, there was approximately $0.7 million of total unrecognized pre-tax stock option expense under our equity compensation plans, which is expected to be recognized on a straight-line basis over a weighted-average period of 1.0 years.

Our stock option activity for the six months ended June 30, 2023, was as follows:

		Weighted-	Weighted-
		Average	Average	Aggregate
	Options	Exercise Price	Remaining	Intrinsic
(In thousands except options and per share data)	Outstanding	Per Share (1)	Contractual Life	Value (2)
Balance at December 31, 2022	615,307	$43.25	4.7 years	$164
Exercised	(1,773)	$6.58		$29
Forfeited	(20,662)	$47.08
Cancelled/Expired	(66,825)	$46.81
Balance at June 30, 2023	526,047	$42.78	4.2 years	$716

Options exercisable at June 30, 2023	435,559	$44.67	4.0 years	$319

(1)	The exercise price of each option granted during the period shown was equal to the market price of the underlying stock on the date of grant.
(2)	The aggregate intrinsic value of options exercised represents the difference between the exercise price of the option and the closing stock price of our common stock on the date of exercise. The aggregate intrinsic value of options outstanding represents the difference between the exercise price of the option and the closing stock price of our common stock on the last trading day of the period.

Options exercisable of 482,154 as of June 30, 2022, had a weighted-average exercise price of $41.52 per share.

Time-Based Restricted Stock Units

We have granted time-based restricted stock units to certain participants under the 2016 Plan that are stock-settled with common shares. Time-based restricted stock units granted under the 2016 Plan vest over one to three years. Stock-based compensation expense included in the Condensed Consolidated Statements of Operations for time-based restricted stock units was $1.3 million and $1.6 million for the three months ended June 30, 2023 and 2022, respectively, and $2.6 million and $3.0 million for the six months ended June 30, 2023 and 2022, respectively. At June 30, 2023, there was approximately $9.2 million of total unrecognized pre-tax compensation expense related to outstanding time-based restricted stock units that is expected to be recognized over a weighted-average period of 1.8 years.

Our time-based restricted stock unit activity for the six months ended June 30, 2023, was as follows:

		Weighted-
		Average Grant	Aggregate
	Units	Date Fair Value	Intrinsic
(In thousands except unit and per unit data)	Outstanding	Per Unit	Value (1)
Balance at December 31, 2022	590,542	$19.42	$6,779
Granted	355,672	$15.67
Vested	(203,615)	$20.84
Cancelled	(68,421)	$21.77
Balance at June 30, 2023	674,178	$16.77	$16,807

(1)	The aggregate intrinsic value of restricted stock units outstanding was based on our closing stock price on the last trading day of the period.

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

Stock-based compensation expense recognized for PSUs was $0.1 million and $0.3 million for the three months ended June 30, 2023 and 2022, respectively, and $0.3 million and $0.1 million for the six months ended June 30, 2023 and 2022, respectively. At June 30, 2023, there was approximately $2.2 million of total unrecognized pre-tax compensation expense related to outstanding PSUs that is expected to be recognized over a weighted average period of 2.3 years.

Our PSU activity for the six months ended June 30, 2023, was as follows:

		Weighted-
		Average Grant	Aggregate
	PSUs	Date Fair Value	Intrinsic
(In thousands except unit and per unit data)	Outstanding	Per Unit	Value (1)
Balance at December 31, 2022	155,618	$25.05	$1,786
Granted	123,575	$15.28
Vested	(9,915)	$51.89
Cancelled	(45,197)	$22.58
Balance at June 30, 2023	224,081	$18.98	$5,586

(1)	The aggregate intrinsic value of PSUs outstanding was based on our closing stock price on the last trading day of the period.

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

A total of 1,600,000 shares of common stock was initially reserved for issuance under the ESPP. This share reserve will automatically be supplemented each January 1, commencing in 2017 and ending on and including January 1, 2026, by an amount equal to the least of (a) 1% of the shares of our common stock outstanding on the immediately preceding December 31, (b) 500,000 shares or (c) such lesser amount as our Board of Directors may determine. Our Board of Directors exercised its prerogative to forego the automatic increase on each of January 1, 2023 and 2022. As of June 30, 2023, 1,438,335 shares were available for future issuance under the ESPP. We recognized stock-based compensation expense associated with the ESPP of $0.1 million and $0.4 million for the three months ended June 30, 2023 and 2022, respectively, and $0.3 million and $0.6 million for the six months ended June 30, 2023 and 2022, respectively.

Note 12. Revenue

We derive our revenue from the sale and rental of our products to our customers in the United States. The following table presents our revenue, inclusive of sales and rental revenue, disaggregated by product line:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands)	2023	2022	2023	2022
Revenue
Lymphedema products	$59,999	$51,634	$109,751	$92,288
Airway clearance products	8,340	8,011	17,434	15,335
Total	$68,339	$59,645	$127,185	$107,623

Percentage of total revenue
Lymphedema products	88%	87%	86%	86%
Airway clearance products	12%	13%	14%	14%
Total	100%	100%	100%	100%

Our revenue by channel, inclusive of sales and rental revenue, for the three and six months ended June 30, 2023 and 2022, are summarized in the following table:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands)	2023	2022	2023	2022
Private insurers and other payers	$36,499	$34,972	$61,924	$61,538
Veterans Administration	7,121	6,728	12,944	12,363
Medicare	16,379	9,934	34,883	18,387
Durable medical equipment distributors	8,340	8,011	17,434	15,335
Total	$68,339	$59,645	$127,185	$107,623

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

Rental revenue for the three and six months ended June 30, 2023 and 2022, was primarily from private insurers. Sales-type lease revenue and the associated cost of revenue for the three and six months ended June 30, 2023 and 2022, was:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2023	2022	2023	2022
Sales-type lease revenue	$8,537	$8,380	$14,592	$15,188
Cost of sales-type lease revenue	3,175	2,612	5,911	4,648
Gross profit	$5,362	$5,768	$8,681	$10,540

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

The effective tax rate for the three months ended June 30, 2023, was an expense of 108.3%, compared to a benefit of 0.4% for the three months ended June 30, 2022. The primary driver of the change in our effective tax rate is attributable to our expectation that we will have current taxes payable for 2023, despite having a full valuation allowance. Additionally, there are significant permanent adjustments for nondeductible meals expense which were not relevant to the prior year period. We recorded an income tax expense of $1.3 million and an income tax benefit of $20 thousand for the three months ended June 30, 2023 and 2022, respectively.

The effective tax rate for the six months ended June 30, 2023, was a benefit of 44.5%, compared to an expense of 1.0% for the six months ended June 30, 2022. The benefit for the current year period reflects the tax effects of year-to-date losses that we expect to realize, whereas tax benefits from losses in the prior year period were not expected to be realized. We recorded an income tax benefit of $1.6 million and an income tax expense of $0.2 million for the six months ended June 30, 2023 and 2022, respectively.

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

The Company currently is not under examination in any jurisdictions.

Note 14. Net Loss Per Share

The following table sets forth the computation of our basic and diluted net loss per share:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands, except share and per share data)	2023	2022	2023	2022
Net loss	$(100)	$(4,640)	$(1,986)	$(20,208)
Weighted-average shares outstanding	23,352,530	20,024,798	22,323,856	19,961,999
Weighted-average shares used to compute diluted net loss per share	23,352,530	20,024,798	22,323,856	19,961,999
Net loss per share - Basic	$0.00	$(0.23)	$(0.09)	$(1.01)
Net loss per share - Diluted	$0.00	$(0.23)	$(0.09)	$(1.01)

The following common stock equivalents were excluded from the computation of diluted net loss per share for the periods presented because including them would have been anti-dilutive:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
Restricted stock units	674,178	559,180	674,178	559,180
Common stock options	526,047	722,771	526,047	722,771
Performance stock units	216,291	164,027	216,291	164,027
Employee stock purchase plan	59,509	100,695	71,253	100,695
Total	1,476,025	1,546,673	1,487,769	1,546,673

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

As of June 30, 2023, we had an obligation to pay up to $10.0 million in an earn-out payment in cash if certain future U.S. revenues of the AffloVest are met. The earn-out liability was valued by employing a Monte Carlo Simulation model in a risk-neutral framework, which is a Level 3 input. The underlying simulated variable includes recognized revenue. The recognized revenue volatility estimate was based on a study of historical asset volatility for a set of comparable public companies. The model includes other assumptions including the market price of risk, which was calculated as the weighted average cost of capital less the long-term risk-free rate. The earn-out liability is adjusted to fair value at each reporting date until settled. Changes in fair value are included in intangible asset amortization and earn-out expenses in our Condensed Consolidated Statements of Operations.

Changes in the earn-out liability measured at fair value using Level 3 inputs were as follows:

(In thousands)
Earn-out liability at December 31, 2022	$13,050
Payment on earn-out	(5,000)
Fair value adjustments	1,230
Earn-out liability at June 30, 2023	$9,280

(In thousands)
Earn-out liability at December 31, 2021	$6,200
Fair value adjustments	7,550
Earn-out liability at June 30, 2022	$13,750

As of June 30, 2023, the fair value of the earn-out liability accrued but not yet earned totaled $9.3 million and was classified as a current liability.

The following provides information regarding fair value measurements for our remaining contingent earn-out liability as of June 30, 2023, and December 31, 2022, according to the three-level fair value hierarchy:

At June 30, 2023
Quoted Prices
	in Active	Significant
	Markets for	Other	Significant
	Identical	Observable	Unobservable
	Assets	Inputs	Inputs
(In thousands)	(Level 1)	(Level 2)	(Level 3)	Total
Recurring Fair Value Measurements:
Earn-out liability	$—	—	$9,280	$9,280
Total	$—	$—	$9,280	$9,280

At December 31, 2022
Quoted Prices
	in Active	Significant
	Markets for	Other	Significant
	Identical	Observable	Unobservable
	Assets	Inputs	Inputs
(In thousands)	(Level 1)	(Level 2)	(Level 3)	Total
Recurring Fair Value Measurements:
Earn-out liability	$—	$—	$8,050	$8,050
Total	$—	$—	$8,050	$8,050

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

Our current lymphedema products are the Flexitouch and Entre systems and our airway clearance product is the AffloVest. A predecessor to our Flexitouch system received 510(k) clearance from the U.S. Food and Drug Administration (the “FDA”) in July 2002, and we introduced the system to address the many limitations of self-administered home-based manual lymphatic drainage therapy. We began selling our more advanced Flexitouch system after receiving 510(k) clearance from the FDA in October 2006. In September 2016, we received 510(k) clearance from the FDA for the Flexitouch system in treating lymphedema of the head and neck. In June 2017, we announced that we received 510(k) clearance from the FDA for the Flexitouch Plus, the third-generation version of our Flexitouch system. In December 2020, we received 510(k) clearance for two new indications for our Flexitouch Plus system: phlebolymphedema and lipedema. We introduced our Entre system in the United States in February 2013 and the second generation, Entre Plus, in March 2023. The Entre system is sold or rented to patients who need a simple pump or who do not yet qualify for insurance reimbursement for an advanced compression device such as our Flexitouch system. Sales and rentals of our lymphedema products represented 86% of our revenue in each of the six months ended June 30, 2023 and 2022.

On September 8, 2021, we acquired the assets of the AffloVest airway clearance product line from IBC, a privately-held company which developed and manufactured AffloVest. AffloVest is a portable, wearable vest that provides airway clearance to treat patients with chronic respiratory conditions such as bronchiectasis or conditions resulting from neuromuscular disorders. For each of the six months ended June 30, 2023 and 2022, sales of AffloVest represented 14% of our revenue.

To support the growth of our business, we continue to invest in our commercial infrastructure, consisting of our direct sales force, training resources, reimbursement capabilities and clinical expertise. We market our lymphedema products in the United States using a direct-to-patient and -provider model. The AffloVest device is sold through respiratory durable medical equipment providers throughout the United States that service patients and bill third-party payers for the product. We also employ a small group of respiratory specialists, who educate DME representatives, provide product demonstrations for targeted clinicians and support technical questions related to the AffloVest. As of June 30, 2023, we employed a field staff of 290, which consisted of 249 field sales representatives and 26 field managers for our lymphedema products, as well as a team of 15 supporting our airway clearance products. This compares to a field staff of 289 as of June 30, 2022, which consisted of approximately 252 field sales representatives and 24 field managers for our lymphedema products, as well as a team of 13 supporting our airway clearance products.

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

For the three months ended June 30, 2023, we generated revenue of $68.3 million and had a net loss of $0.1 million, compared to revenue of $59.6 million and a net loss of $4.6 million for the three months ended June 30, 2022. For the six months ended June 30, 2023, we generated revenue of $127.2 million and had a net loss of $2.0 million, compared to revenue of $107.6 million and a net loss of $20.2 million for the six months ended June 30, 2022. Our primary sources of capital since our initial public offering in 2016 have been from operating income, bank financing and our public offering in February 2023.

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

The United States economy in general and our business specifically have been negatively affected by the COVID-19 pandemic. From the onset of the pandemic, we have seen declines in the number of patients that healthcare facilities and clinics are able to treat due to enhanced safety protocols, and have also seen staffing challenges, both in our organization and at the clinics we serve. While we saw some level of recovery in 2022 and in the first two quarters of 2023, there are no reliable estimates of how long the pandemic will last or what ultimate effects the pandemic will have. For that reason, we are unable to reasonably estimate the long-term impact of the pandemic on our business at this time.

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

Results of Operations

Comparison of the Three and Six Months Ended June 30, 2023 and 2022

The following table presents our results of operations for the periods indicated:

	Three Months Ended
	June 30,				Change
(In thousands)	2023		2022		$	%
Condensed Consolidated Statement		% of		% of
of Operations Data:		revenue		revenue
Revenue
Sales revenue	$59,802	88%	$51,265	86%	$8,537	17%
Rental revenue	8,537	12%	8,380	14%	157	2%
Total revenue	68,339	100%	59,645	100%	8,694	15%
Cost of revenue
Cost of sales revenue	16,865	25%	13,810	23%	3,055	22%
Cost of rental revenue	3,175	4%	2,612	4%	563	22%
Total cost of revenue	20,040	29%	16,422	27%	3,618	22%
Gross profit
Gross profit - sales revenue	42,937	63%	37,455	63%	5,482	15%
Gross profit - rental revenue	5,362	8%	5,768	10%	(406)	(7)%
Gross profit	48,299	71%	43,223	73%	5,076	12%
Operating expenses
Sales and marketing	28,206	41%	28,822	48%	(616)	(2)%
Research and development	1,833	3%	1,849	3%	(16)	(1)%
Reimbursement, general and administrative	14,991	22%	14,894	25%	97	1%
Intangible asset amortization and earn-out	1,211	2%	1,745	3%	(534)	(31)%
Total operating expenses	46,241	68%	47,310	79%	(1,069)	(2)%
Income (loss) from operations	2,058	3%	(4,087)	(6)%	6,145	(150)%
Other expense	(838)	(1)%	(573)	(1)%	(265)	46%
Income (loss) before income taxes	1,220	2%	(4,660)	(7)%	5,880	(126)%
Income tax expense (benefit)	1,320	2%	(20)	—%	1,340	N.M. %
Net loss	$(100)	—%	$(4,640)	(7)%	$4,540	(98)%

“N.M.” Not Meaningful

	Six Months Ended
	June 30,				Change
(In thousands)	2023		2022		$	%
Consolidated Statement		% of		% of
of Operations Data:		revenue		revenue
Revenue
Sales revenue	$112,593	89%	$92,435	86%	$20,158	22%
Rental revenue	14,592	11%	15,188	14%	(596)	(4)%
Total revenue	127,185	100%	107,623	100%	19,562	18%
Cost of revenue
Cost of sales revenue	31,507	25%	25,890	24%	5,617	22%
Cost of rental revenue	5,911	4%	4,648	4%	1,263	27%
Total cost of revenue	37,418	29%	30,538	28%	6,880	23%
Gross profit
Gross profit - sales revenue	81,086	64%	66,545	62%	14,541	22%
Gross profit - rental revenue	8,681	7%	10,540	10%	(1,859)	(18)%
Gross profit	89,767	71%	77,085	72%	12,682	16%
Operating expenses
Sales and marketing	54,508	43%	52,752	49%	1,756	3%
Research and development	4,066	3%	3,369	3%	697	21%
Reimbursement, general and administrative	30,425	24%	31,111	29%	(686)	(2)%
Intangible asset amortization and earn-out	2,516	2%	8,841	8%	(6,325)	(72)%
Total operating expenses	91,515	72%	96,073	89%	(4,558)	(5)%
Loss from operations	(1,748)	(1)%	(18,988)	(17)%	17,240	(91)%
Other expense	(1,831)	(2)%	(1,029)	(1)%	(802)	78%
Loss before income taxes	(3,579)	(3)%	(20,017)	(18)%	16,438	(82)%
Income tax (benefit) expense	(1,593)	(1)%	191	—%	(1,784)	N.M. %
Net loss	$(1,986)	(2)%	$(20,208)	(18)%	$18,222	(90)%

Revenue

Revenue increased $8.7 million, or 15%, to $68.3 million in the three months ended June 30, 2023, compared to $59.6 million in the three months ended June 30, 2022. The increase in total revenue was attributable to an increase of $8.4 million, or 16%, in sales and rentals of the lymphedema product line and an increase of $0.3 million, or 4%, in sales of the airway clearance product line in the quarter ended June 30, 2023, compared to the quarter ended June 30, 2022.

Revenue increased $19.6 million, or 18%, to $127.2 million in the six months ended June 30, 2023, compared to $107.6 million in the six months ended June 30, 2022. The increase in total revenue was attributable to an increase of $17.5 million, or 19%, in sales and rentals of the lymphedema product line and an increase of $2.1 million, or 14%, in sales of the airway clearance product line in the six months ended June 30, 2023, compared to the six months ended June 30, 2022.

The following table summarizes our revenue by product line for the three and six months ended June 30, 2023 and 2022, both in dollars and percentage of total revenue:

	Three Months Ended
	June 30,		Change
(In thousands)	2023	2022	$	%
Revenue
Lymphedema products	$59,999	$51,634	$8,365	16%
Airway clearance products	8,340	8,011	329	4%
Total	$68,339	$59,645	$8,694	15%

Percentage of total revenue
Lymphedema products	88%	87%
Airway clearance products	12%	13%
Total	100%	100%

“N.M.” Not Meaningful

	Six Months Ended
	June 30,		Change
(In thousands)	2023	2022	$	%
Revenue
Lymphedema products	$109,751	$92,288	$17,463	19%
Airway clearance products	17,434	15,335	2,099	14%
Total	$127,185	$107,623	$19,562	18%

Percentage of total revenues
Lymphedema products	86%	86%
Airway clearance products	14%	14%
Total	100%	100%

Our business is affected by seasonality. In the first quarter of each year, when most patients have started a new insurance year and have not yet met their annual out-of-pocket payment obligations, we experience substantially reduced demand for our products. We typically experience higher revenue in the third and fourth quarters of the year when patients have met their annual insurance deductibles, thereby reducing their out-of-pocket costs for our products, and have an increasing desire to exhaust their flexible spending accounts at year end. This seasonality applies only to purchases and rentals of our products by patients covered by commercial insurance and is not relevant to Medicare, Medicaid or the Veterans Administration, as those payers either do not have plans that have declining deductibles over the course of the plan year and/or do not have plans that include patient deductibles for purchases or rentals of our products.

Cost of Revenue and Gross Margin

Cost of revenue increased $3.6 million, or 22%, to $20.0 million in the three months ended June 30, 2023, compared to $16.4 million in the three months ended June 30, 2022. Cost of revenue increased $6.9 million, or 23%, to $37.4 million in the six months ended June 30, 2023, compared to $30.5 million in the six months ended June 30, 2022. The increase in cost of revenue was primarily attributable to the additional contribution of AffloVest sales and an increase in inbound freight costs.

Gross margin was 70.7% and 72.5% in the three months ended June 30, 2023 and 2022, respectively, and 70.6% and 71.6% in the six months ended June 30, 2023 and 2022, respectively.

Sales and Marketing Expenses

Sales and marketing expenses decreased $0.6 million, or 2%, to $28.2 million in the three months ended June 30, 2023, compared to $28.8 million in the three months ended June 30, 2022. The decrease was primarily attributable to a $0.4 million decrease in travel and entertainment expenses and a $0.2 million decrease in personnel-related compensation expenses.

Sales and marketing expenses increased $1.8 million, or 3%, to $54.5 million in the six months ended June 30, 2023, compared to $52.8 million in the six months ended June 30, 2022. The increase was primarily attributable to a $2.4 million increase in personnel-related compensation expense as a result of the increased headcount in the collective field commercial team and a $0.2 million increase in demo units expense for new product introduction. This increase was partially offset by a $0.6 million decrease in travel and entertainment expenses.

Research and Development Expenses

Research and development (“R&D”) expenses were $1.8 million for each of the three months ended June 30, 2023 and 2022.

R&D expenses increased $0.7 million, or 21%, to $4.1 million in the six months ended June 30, 2023, compared to $3.4 million in the six months ended June 30, 2022, which was primarily attributable to an increase in personnel-related compensation expense and third-party consulting.

Reimbursement, General and Administrative Expenses

Reimbursement, general and administrative expenses increased $0.1 million, or 1%, to $15.0 million in the three months ended June 30, 2023, compared to $14.9 million in the three months ended June 30, 2022. This increase was primarily attributable to a $0.5 million increase in personnel-related compensation expense as a result of increased headcount in our reimbursement operations, partially offset by a $0.4 million decrease in occupancy costs and legal and professional fees.

Reimbursement, general and administrative expenses decreased $0.7 million, or 2%, to $30.4 million in the six months ended June 30, 2023, compared to $31.1 million in the six months ended June 30, 2022. This decrease was primarily attributable to a $1.8 million decrease in occupancy costs, depreciation expense, and legal and professional fees, partially offset by a $1.1 million increase in personnel-related compensation expense as a result of increased headcount in our reimbursement operations, payer relations and corporate functions.

Intangible Asset Amortization and Earn-out Expense

Intangible asset amortization and earn-out expense decreased $0.5 million to $1.2 million in the three months ended June 30, 2023, compared to $1.7 million in the three months ended June 30, 2022. The decrease in intangible asset amortization and earn-out expense was mainly attributable to a $0.6 million adjustment to the fair value of the earn-out liability for the three months ended June 30, 2023, compared to a $1.1 million adjustment for the three months ended June 30, 2022.

Intangible asset amortization and earn-out expense decreased $6.3 million to $2.5 million in the six months ended June 30, 2023, compared to $8.8 million in the six months ended June 30, 2022. The decrease in intangible asset amortization and earn-out expense was mainly attributable to a $1.2 million adjustment to the fair value of the earn-out liability for the six months ended June 30, 2023, compared to a $7.6 million adjustment for the six months ended June 30, 2022.

Other Expense, Net

Other expense, net was $0.8 million and $0.6 million for the three months ended June 30, 2023 and 2022, respectively, and was $1.8 million and $1.0 million for the six months ended June 30, 2023 and 2022, respectively. The increase in each period was primarily attributable to an increase in interest expense.

Income Taxes

We recorded an income tax expense of $1.3 million and an income tax benefit of $20 thousand for the three months ended June 30, 2023 and 2022, respectively. The difference relates to the fact that we expect to have current taxes payable for 2023, despite having a full valuation allowance. Additionally, there are significant permanent adjustments for nondeductible meals expense and nondeductible stock issuance costs which were not relevant to the prior year period. We recorded an income tax benefit of $1.6 million and an income tax expense of $0.2 million for the six months ended June 30, 2023 and 2022, respectively. The benefit for the current year period reflects the tax effects of year-to-date losses that we expect to realize, whereas tax benefits from losses in the prior year period were not expected to be realized.

Liquidity and Capital Resources

Cash Flows

At June 30, 2023, our principal sources of liquidity were cash and cash equivalents of $63.2 million and net accounts receivable of $62.0 million. This compares to cash and cash equivalents of $23.4 million and net accounts receivable of $64.5 million at June 30, 2022.

The following table summarizes our cash flows for the periods indicated:

	Six Months Ended
	June 30,
(In thousands)	2023	2022
Net cash provided by (used in):
Operating activities	$13,407	$(900)
Investing activities	(1,142)	(416)
Financing activities	29,018	(3,563)
Net increase (decrease) in cash and cash equivalents	$41,283	$(4,879)

Operating Activities

Net cash provided by operating activities during the six months ended June 30, 2023 was $13.4 million, resulting from a net increase in operating assets and liabilities of $7.1 million and non-cash net loss adjustments of $8.3 million, which were partially offset by a net loss of $2.0 million. Cash provided relating to the change in operating assets and liabilities primarily consisted of a decrease in accounts receivable of $15.9 million, a decrease in net investment in leases of $2.9 million and a decrease in inventories of $2.8 million, partially offset by a decrease in accrued expenses of $6.0 million, a decrease in accrued payroll and related taxes and income taxes payable of $4.0 million, a decrease in income taxes payable of $3.3 million, an increase in prepaid expenses of $0.7 million and a decrease in accounts payable of $0.7 million. The non-cash net loss adjustments consisted primarily of $3.8 million of stock-based compensation expense, $3.3 million of depreciation and amortization expense and a $1.2 million change in fair value of earn-out liability.

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

Investing Activities

Net cash used in investing activities during the six months ended June 30, 2023, was $1.1 million, consisting of purchases of property and equipment, and patent costs.

Net cash used in investing activities during the six months ended June 30, 2022, was $0.4 million, consisting of purchases of property and equipment, and patent costs.

Financing Activities

Net cash provided by financing activities during the six months ended June 30, 2023, was $29.0 million, primarily consisting of net proceeds from the offering of our common stock of $34.6 million and $1.0 million in proceeds from the issuance of common stock under the ESPP. The increase was partially offset by a payment of $5.0 million on the AffloVest earn-out and a $1.5 million payment made on our term loan.

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

On September 8, 2021, in connection with the closing of the acquisition of the AffloVest business, we borrowed the $30.0 million term loan and utilized that borrowing, together with a draw of $25.0 million under the revolving credit facility and cash on hand, to fund the purchase price. The principal of the term loan is required to be repaid in quarterly installments of $750,000.

On February 22, 2022, we entered into a Second Amendment Agreement (the “Second Amendment”), which further amends the Credit Agreement. The Second Amendment modified the maximum leverage ratio, the minimum fixed charge coverage ratio and the minimum consolidated EBITDA covenants under the Credit Agreement, and added a minimum liquidity covenant, through the quarter ended June 30, 2023. The Second Amendment also increased the applicable margin for LIBOR rate loans under the Credit Agreement during the period commencing on the date of the Second Amendment and ending on the last day of the fiscal quarter ending June 30, 2023.

Pursuant to the Second Amendment, we made a mandatory principal prepayment of the term loan of $3.0 million on February 22, 2022.

On June 21, 2023, we entered into a Third Amendment Agreement (the “Third Amendment”) that replaced the interest rate benchmark under the Credit Agreement from LIBOR to the term Secured Overnight Financing Rate (“SOFR”). All tenors of term SOFR are subject to a credit spread adjustment of 0.10% (“Adjusted Term SOFR”).

As of June 30, 2023, we had outstanding borrowings of $47.5 million under the Credit Agreement, comprised of $22.5 million under the term loan and $25.0 million under the revolving credit facility.

On August 1, 2023, we entered into a Fourth Amendment Agreement (the “Fourth Amendment”), which further amends the Credit Agreement. The Fourth Amendment, among other things, decreases the commitment fees payable under the revolving credit facility and eliminates the language providing that the applicable margin for Adjusted Term SOFR loans was 3.50%. The Fourth Amendment also eliminates the liquidity financial covenant and modifies the remaining financial covenants to reflect the termination of the temporary covenant relief period that was in place until June 30, 2023 pursuant to the Second Amendment. In addition, the Fourth Amendment provides for an additional term loan in the amount of $8.25 million, which we used for a paydown of the revolving credit facility. Following such payment, as of August 1, 2023, we had outstanding borrowings of $47.75 million under the Credit Agreement, comprised of $30.0 million under the term loan and $16.75 million under the revolving credit facility. The Fourth Amendment also extends the maturity date of the term loans and revolving credit facility under the Credit Agreement from September 8, 2024 to August 1, 2026.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2023. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 30, 2023, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, that occurred during the quarter ended June 30, 2023, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Fourth Amendment to Credit Agreement

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

On August 1, 2023, we entered into a Fourth Amendment Agreement (the “Fourth Amendment”), which amends the Amended and Restated Credit Agreement, dated as of April 30, 2021, as amended by the First Amendment Agreement dated as of September 8, 2021, the Second Amendment Agreement dated as of  February 22, 2022 (the “Second Amendment”), and the Third Amendment Agreement dated as of June 21, 2023 (as further amended by the Fourth Amendment, the “Credit Agreement”), by and among us, the lenders from time to time party thereto, and Wells Fargo Bank, National Association, as administrative agent.

The Fourth Amendment, among other things, decreases the commitment fees payable under the revolving credit facility under the Credit Agreement such that the undrawn portions of the revolving credit facility are subject to an unused line fee at a rate per annum from 0.125% to 0.200%, depending on our consolidated leverage ratio. The Fourth Amendment also eliminates the language providing that the applicable margin for term Secured Overnight Financing Rate (“SOFR”) loans, subject to a credit spread adjustment of 0.10% (“Adjusted Term SOFR”), was 3.50%, such that the term loan and amounts drawn under the revolving credit facility now bear interest, at our option, at a rate equal to (a) the highest of (i) the prime rate, (ii) the federal funds rate plus 0.50% and (iii) Adjusted Term SOFR for a one-month tenor plus 1% (the “Base Rate”) plus an applicable margin or (b) Adjusted Term SOFR for an interest period of one, three or six months, at our option, plus the applicable margin. The applicable margin is 0.75% to 2.25% on loans bearing interest at the Base Rate and 1.75% to 3.25% on loans bearing interest at Adjusted Term SOFR, in each case depending on our consolidated total leverage ratio.

The Fourth Amendment eliminates the liquidity financial covenant and modifies the remaining financial covenants to reflect the termination of the temporary covenant relief period that was in place until June 30, 2023 pursuant to the Second Amendment. The Fourth Amendment requires that we not permit, as of the last day of each fiscal quarter commencing on September 30, 2023:

●	our consolidated total leverage ratio to be greater than 3.00 to 1.00, in each case, for the period of four consecutive fiscal quarters ending on or immediately prior to such date (and the Fourth Amendment permits us to net cash and cash equivalents of up to $10,000,000 from consolidated total indebtedness);
●	our consolidated EBITDA to be less than $20,000,000 for the period of four consecutive fiscal quarters ending on or immediately prior to such date (and the Fourth Amendment eliminates additional addbacks to consolidated EBITDA for certain litigation costs and expenses that had been permitted by the Second Amendment); and
●	our consolidated fixed charge coverage ratio to be less than 1.25 to 1.00 for the period of four consecutive fiscal quarters ending on or immediately prior to such date.

The Fourth Amendment also eliminates the provision that was included in the Second Amendment that required mandatory principal prepayments of the loans under the Credit Agreement upon the collection of certain aged accounts receivable.

The Fourth Amendment provides for an additional term loan in the amount of $8.25 million, which, on August 1, 2023, we borrowed and used to make a payment on our outstanding borrowings under the revolving credit facility. Following such payment, as of August 1, 2023, we had outstanding borrowings of $46.75 million under the Credit Agreement, comprised of $30.0 million under the term loan and $16.75 million under the revolving credit facility. In addition, the Fourth Amendment extends the maturity date of the term loans and revolving credit facility under the Credit Agreement from September 8, 2024 to August 1, 2026.  The principal of the term loan is required to be repaid in quarterly installments of $750,000 through the new maturity date.

The foregoing description of the Fourth Amendment is a summary, does not purport to be complete, and is qualified in its entirety by reference to the Fourth Amendment, a copy of which is attached to this Quarterly Report on Form 10-Q as Exhibit 10.2 and is incorporated herein by reference.

Trading Arrangements

On May 24, 2023, Kristie Burns, our Senior VP Marketing and Clinical Affairs, adopted a pre-arranged trading plan that is intended to satisfy the affirmative defense of Rule 10b5-1(c) of the Exchange Act. This plan provides for the sale of up to 6,233 shares of our common stock in the aggregate and terminates on the earlier of the close of market on August 23, 2024, or the date all shares are sold thereunder.

On June 13, 2023, William W. Burke, Chairman of our Board of Directors, adopted a pre-arranged trading plan that is intended to satisfy the affirmative defense of Rule 10b5-1(c) of the Exchange Act. This plan provides for the sale of up to 2,500 shares of our common stock in the aggregate and terminates on the earlier of the close of market on December 31, 2024, or the date all shares are sold thereunder.

During the quarter ended June 30, 2023, none of our other directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) of the Exchange Act or any non-Rule 10b5-1 trading arrangement (as defined in Item 408(c) of Regulation S-K).

Item 6. Exhibits.

The exhibits filed as part of this Quarterly Report on Form 10-Q are set forth on the Exhibit Index below.

EXHIBIT INDEX

Incorporated by Reference
Exhibit				Exhibit	Filed
Number	Description of Exhibit	Form	Date of Filing	Number	Herewith

3.1	Amended and Restated Certificate of Incorporation, as amended through May 9, 2019	8-K	05/09/2019	3.2

3.2	Amended and Restated Bylaws, effective December 19, 2022	10-K	02/21/2023	3.2
10.1	Third Amendment Agreement, dated as of June 21, 2023, among Tactile Systems Technology, Inc., the lenders signatory thereto and Wells Fargo Bank, National Association, as administrative agent				X
10.2	Fourth Amendment Agreement, dated as of August 1, 2023, among Tactile Systems Technology, Inc., the lenders signatory thereto and Wells Fargo Bank, National Association, as administrative agent				X
10.3	Offer Letter between Sherri Ferstler and Tactile Systems Technology, Inc., dated July 18, 2023				X
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) / 15d-14(a) of the Securities Exchange Act of 1934, as amended				X
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) / 15d-14(a) of the Securities Exchange Act of 1934, as amended				X

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X

101.1

The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2023, formatted in Inline XBRL: (i) Balance Sheets, (ii) Statements of Operations, (iii) Statements of Stockholders’ Equity, (iv) Statements of Cash Flows, and (v) Notes to the Condensed Consolidated Financial Statements

X

104.1	Cover page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101.1)				X

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Tactile Systems Technology, Inc.

Date: August 7, 2023	By:	/s/ Elaine M. Birkemeyer
Elaine M. Birkemeyer
Chief Financial Officer
(Principal financial and accounting officer)