Form 10-Q
period 2023-09-30
TACTILE SYSTEMS TECHNOLOGY INC
filed 2023-11-06
CIK 1027838

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2023

or

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

23,497,557 shares of common stock, par value $0.001 per share, were outstanding as of November 2, 2023.

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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

Tactile Systems Technology, Inc.
Condensed Consolidated Balance Sheets
(Unaudited)
	September 30,	December 31,
(In thousands, except share and per share data)	2023	2022
Assets
Current assets
Cash and cash equivalents	$66,036	$21,929
Accounts receivable	43,879	54,826
Net investment in leases	13,603	16,130
Inventories	23,498	23,124
Prepaid expenses and other current assets	4,674	3,754
Total current assets	151,690	119,763
Non-current assets
Property and equipment, net	5,486	6,077
Right of use operating lease assets	19,303	21,322
Intangible assets, net	47,628	50,375
Goodwill	31,063	31,063
Accounts receivable, non-current	14,636	23,061
Deferred income taxes	20,717	—
Other non-current assets	2,784	3,335
Total non-current assets	141,617	135,233
Total assets	$293,307	$254,996
Liabilities and Stockholders' Equity
Current liabilities
Accounts payable	$6,402	$9,984
Note payable	2,956	2,968
Earn-out, current	5,575	13,050
Accrued payroll and related taxes	14,784	17,100
Accrued expenses	5,327	9,240
Income taxes payable	2,092	2,336
Operating lease liabilities	2,596	2,500
Other current liabilities	5,886	7,152
Total current liabilities	45,618	64,330
Non-current liabilities
Revolving line of credit, non-current	16,677	24,916
Note payable, non-current	26,915	20,979
Accrued warranty reserve, non-current	1,781	2,207
Income taxes payable, non-current	443	298
Operating lease liabilities, non-current	19,043	20,866
Total non-current liabilities	64,859	69,266
Total liabilities	110,477	133,596

Commitments and Contingencies (see Note 10)

Stockholders’ equity:
Preferred stock, $0.001 par value, 50,000,000 shares authorized; none issued and outstanding as of September 30, 2023 and December 31, 2022	—	—
Common stock, $0.001 par value, 300,000,000 shares authorized; 23,497,557 shares issued and outstanding as of September 30, 2023; 20,252,677 shares issued and outstanding as of December 31, 2022	23	20
Additional paid-in capital	172,115	131,001
Retained earnings (accumulated deficit)	10,692	(9,621)
Total stockholders’ equity	182,830	121,400
Total liabilities and stockholders’ equity	$293,307	$254,996

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

Tactile Systems Technology, Inc.
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands, except share and per share data)	2023	2022	2023	2022
Revenue
Sales revenue	$58,866	$55,545	$171,459	$147,980
Rental revenue	10,720	9,717	25,312	24,905
Total revenue	69,586	65,262	196,771	172,885
Cost of revenue
Cost of sales revenue	17,016	15,476	48,523	41,366
Cost of rental revenue	3,211	2,992	9,122	7,640
Total cost of revenue	20,227	18,468	57,645	49,006
Gross profit
Gross profit - sales revenue	41,850	40,069	122,936	106,614
Gross profit - rental revenue	7,509	6,725	16,190	17,265
Gross profit	49,359	46,794	139,126	123,879
Operating expenses
Sales and marketing	26,030	26,583	80,538	79,335
Research and development	1,964	1,581	6,030	4,949
Reimbursement, general and administrative	16,449	16,257	46,874	47,369
Intangible asset amortization and earn-out	(3,073)	3,993	(557)	12,834
Total operating expenses	41,370	48,414	132,885	144,487
Income (loss) from operations	7,989	(1,620)	6,241	(20,608)
Other expense	(404)	(736)	(2,235)	(1,765)
Income (loss) before income taxes	7,585	(2,356)	4,006	(22,373)
Income tax (benefit) expense	(14,714)	(77)	(16,307)	114
Net income (loss)	$22,299	$(2,279)	$20,313	$(22,487)
Net income (loss) per common share
Basic	$0.95	$(0.11)	$0.89	$(1.12)
Diluted	$0.94	$(0.11)	$0.88	$(1.12)
Weighted-average common shares used to compute net income (loss) per common share
Basic	23,483,269	20,139,944	22,714,574	20,021,966
Diluted	23,848,729	20,139,944	22,987,667	20,021,966

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Tactile Systems Technology, Inc.
Condensed Consolidated Statements of Stockholders’ Equity
(Unaudited)

				Retained
			Additional	Earnings
	Common Stock		Paid-In	(Accumulated
(In thousands, except share data)	Shares	Par Value	Capital	Deficit)	Total
Balances, June 30, 2023	23,458,302	$23	$170,347	$(11,607)	$158,763
Stock-based compensation	—	—	1,766	—	1,766
Exercise of common stock options and vesting of performance and restricted stock units	39,255	—	2	—	2
Net income for the period	—	—	—	22,299	22,299
Balances, September 30, 2023	23,497,557	$23	$172,115	$10,692	$182,830

Balances, December 31, 2022	20,252,677	$20	$131,001	$(9,621)	$121,400
Stock-based compensation	—	—	5,597	—	5,597
Exercise of common stock options and vesting of performance and restricted stock units	249,064	—	13	—	13
Sale of common stock from follow-on public offering, net of offering expenses	2,875,000	3	34,622	—	34,625
Common shares issued for employee stock purchase plan	120,816	—	882	—	882
Net income for the period	—	—	—	20,313	20,313
Balances, September 30, 2023	23,497,557	$23	$172,115	$10,692	$182,830

Balances, June 30, 2022	20,132,145	$20	$126,059	$(11,963)	$114,116
Stock-based compensation	—	—	2,560	—	2,560
Exercise of common stock options and vesting of performance and restricted stock units	23,559	—	—	—	—
Net loss for the period	—	—	—	(2,279)	(2,279)
Balances, September 30, 2022	20,155,704	$20	$128,619	$(14,242)	$114,397

Balances, December 31, 2021	19,877,786	$20	$119,962	$8,245	$128,227
Stock-based compensation	—	—	7,681	—	7,681
Exercise of common stock options and vesting of performance and restricted stock units	192,644	—	152	—	152
Common shares issued for employee stock purchase plan	85,274	—	824	—	824
Net loss for the period	—	—	—	(22,487)	(22,487)
Balances, September 30, 2022	20,155,704	$20	$128,619	$(14,242)	$114,397

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Tactile Systems Technology, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended September 30,
(In thousands)	2023	2022
Cash flows from operating activities
Net income (loss)	$20,313	$(22,487)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	4,916	4,670
Deferred income taxes	(20,717)	17
Stock-based compensation expense	5,597	7,681
Loss on disposal of property and equipment and intangibles	3	20
Change in fair value of earn-out liability	(2,475)	10,898
Changes in assets and liabilities, net of acquisition:
Accounts receivable	10,947	(2,336)
Net investment in leases	2,527	(2,570)
Inventories	(374)	(3,803)
Income taxes	(99)	(55)
Prepaid expenses and other assets	(369)	(349)
Right of use operating lease assets	292	141
Accounts receivable, non-current	8,425	(4,856)
Accounts payable	(3,622)	6,148
Accrued payroll and related taxes	(2,316)	1,436
Accrued expenses and other liabilities	(5,545)	6,799
Net cash provided by operating activities	17,503	1,354
Cash flows from investing activities
Purchases of property and equipment	(1,424)	(1,731)
Intangible assets expenditures	(117)	(113)
Net cash used in investing activities	(1,541)	(1,844)
Cash flows from financing activities
Proceeds from issuance of note payable	8,250	—
Payment on earn-out	(5,000)	—
Payments on note payable	(2,250)	(5,250)
Payment on revolving line of credit	(8,250)	—
Payments of deferred debt issuance costs	(125)	(39)
Proceeds from exercise of common stock options	13	152
Proceeds from the issuance of common stock from the employee stock purchase plan	882	824
Proceeds from issuance of common stock at market	34,625	—
Net cash provided by (used in) financing activities	28,145	(4,313)
Net increase (decrease) in cash and cash equivalents	44,107	(4,803)
Cash and cash equivalents – beginning of period	21,929	28,229
Cash and cash equivalents – end of period	$66,036	$23,426

Supplemental cash flow disclosure
Cash paid for interest	$2,810	$1,433
Cash paid for taxes	$3,006	$29
Capital expenditures incurred but not yet paid	$40	$16

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Tactile Systems Technology, Inc.

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

Note 1. Nature of Business and Operations

Tactile Systems Technology, Inc. (“we,” “us,” “our,” and the “Company”) manufactures and distributes medical devices for the treatment of patients with underserved chronic diseases at home. We provide our Flexitouch® Plus and Entre™ Plus systems, which help control symptoms of lymphedema, a chronic progressive medical condition, through our direct sales force for use in the home following receipt of prescriptions from vascular, wound and lymphedema clinics throughout the United States.

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

The results for the nine months ended September 30, 2023, are not necessarily indicative of results to be expected for the year ending December 31, 2023, or for any other interim period or for any future year. The condensed consolidated interim financial statements should be read in conjunction with the audited financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2022.

Principles of Consolidation

The accompanying unaudited condensed consolidated financial statements include the accounts of Tactile Systems Technology, Inc. and its wholly owned subsidiary, Swelling Solutions, Inc. All intercompany balances and transactions have been eliminated in consolidation.

Risks and Uncertainties

Coronavirus (COVID-19)

The United States economy in general and our business specifically have been negatively affected by the COVID-19 pandemic. We have seen adverse impacts as it relates to the decline in the number of patients that healthcare facilities and clinics are able to treat due to enhanced safety protocols, particularly during most of 2021 and during the first quarter of 2022. We have also seen staffing challenges, both in our organization and at the clinics we serve, as another lingering consequence of the COVID-19 pandemic. While we saw some level of recovery in 2022 and the first nine months of 2023, consequences of the pandemic remain uncertain. Although the effects of the COVID-19 pandemic on our operating results continue to subside, the pandemic could still have an unfavorable effect on our financial position, results of operations and cash flows.

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

Note 3. Summary of Significant Accounting Policies

Significant Accounting Policies

There were no material changes in our significant accounting policies during the nine months ended September 30, 2023. See Note 3 – “Summary of Significant Accounting Policies” to the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2022, for information regarding our significant accounting policies.

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

On November 4, 2022, we entered into an Amendment to the AffloVest APA (the “APA Amendment”) with IBC, which modifies the terms of the earn-out arrangement under the AffloVest APA, as follows:

●	Initial Earn-Out: The AffloVest APA provided for an initial earn-out equal to 1.5 times the amount by which the AffloVest U.S. revenues in the period from October 1, 2021 to September 30, 2022 (the “Initial Earn-Out Period”) exceed a specified amount; provided that in no event will the payment exceed $10.0 million.
o	The APA Amendment provides that the calculated amount of the initial earn-out payment is $10.0 million, of which the Company paid $5.0 million on November 28, 2022, and $5.0 million, plus an imputed interest payment of $250,000, on May 25, 2023.

●	Second Earn-Out: The AffloVest APA provided for a second earn-out equal to 1.5 times the amount by which the AffloVest U.S. revenues in the period from October 1, 2022 to September 30, 2023 exceed the revenues recognized during the Initial Earn-Out Period; provided that in no event will the payment exceed $10.0 million.
o	The APA Amendment changes the 1.5 times multiplier to 3.0 times, but still provides that in no event will the second earn-out payment exceed $10.0 million.
o	Subsequent to September 30, 2023, it was determined that the calculated amount of the second earn-out payment is $5.6 million, which is payable by the Company on or before November 28, 2023 (see Note 15 – “Fair Value Measurements”).

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

Note 5. Inventories

Inventories consisted of the following:

(In thousands)	At September 30, 2023	At December 31, 2022
Finished goods	$7,880	$5,100
Component parts and work-in-process	15,618	18,024
Total inventories	$23,498	$23,124

Note 6. Goodwill and Intangible Assets

Goodwill

In the third quarter of fiscal 2021, we completed the AffloVest Acquisition. The purchase price of the AffloVest product line exceeded the net acquisition-date estimated fair value amounts of the identifiable assets acquired and the liabilities assumed by $31.1 million, which was assigned to goodwill.

Intangible Assets

Our patents and other intangible assets are summarized as follows:

	Weighted-	At September 30, 2023
	Average	Gross
	Amortization	Carrying	Accumulated	Net
(In thousands)	Period	Amount	Amortization	Amount
Definite-lived intangible assets:
Patents	12 years	$990	$232	$758
Defensive intangible assets	1 year	1,125	883	242
Customer accounts	—	125	125	—
Customer relationships	11 years	31,000	4,915	26,085
Developed technology	9 years	13,000	2,436	10,564
Subtotal		46,240	8,591	37,649
Unamortized intangible assets:
Tradenames		9,500	—	9,500
Patents pending		479	—	479
Total intangible assets		$56,219	$8,591	$47,628

	Weighted-	At December 31, 2022
	Average	Gross
	Amortization	Carrying	Accumulated	Net
(In thousands)	Period	Amount	Amortization	Amount
Definite-lived intangible assets:
Patents	12 years	$897	$173	$724
Defensive intangible assets	2 years	1,126	764	362
Customer accounts	< 1 year	125	114	11
Customer relationships	12 years	31,000	3,127	27,873
Developed technology	10 years	13,000	1,550	11,450
Subtotal		46,148	5,728	40,420
Unamortized intangible assets:
Tradenames		9,500	—	9,500
Patents pending		455	—	455
Total intangible assets		$56,103	$5,728	$50,375

Amortization expense was $0.9 million and $1.0 million for the three months ended September 30, 2023 and 2022, respectively, and $2.9 million for each of the nine months ended September 30, 2023 and 2022. Future amortization expenses are expected as follows:

(In thousands)
2023 (October 1 - December 31)	$948
2024	3,792
2025	3,703
2026	3,637
2027	3,629
Thereafter	21,940
Total	$37,649

In the third quarter of 2023, we performed our annual goodwill impairment test utilizing both the qualitative and quantitative approach described in FASB ASU No. 2021-03, “Intangibles—Goodwill and Other (Topic 350) – Accounting Alternative for Evaluating Triggering Events.” Based on the testing using the qualitative approach, it was determined that it was not more likely than not that the fair value of the reporting unit was less than the carrying value. As a result, it was not deemed necessary to proceed to the quantitative test and no impairment was recognized.

Note 7. Accrued Expenses

Accrued expenses consisted of the following:

(In thousands)	At September 30, 2023	At December 31, 2022
Warranty	$1,872	$2,005
Travel	1,019	1,121
Legal and consulting	821	730
Clinical studies	385	276
In-transit inventory	379	3,228
Sales and use tax	142	147
Other	709	1,733
Total	$5,327	$9,240

Note 8. Warranty Reserves

The activity in the warranty reserve during and as of the end of the reporting periods presented was as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands)	2023	2022	2023	2022
Beginning balance	$3,828	$4,818	$4,212	$4,959
Warranty provision	1,228	589	3,128	1,586
Processed warranty claims	(1,403)	(783)	(3,687)	(1,921)
Ending balance	$3,653	$4,624	$3,653	$4,624

Accrued warranty reserve, current	$1,872	$1,732	$1,872	$1,732
Accrued warranty reserve, non-current	1,781	2,892	1,781	2,892
Total accrued warranty reserve	$3,653	$4,624	$3,653	$4,624

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

Following the Third Amendment, the term loan and amounts drawn under the revolving credit facility bear interest, at our option, at a rate equal to (a) the highest of (i) the prime rate, (ii) the federal funds rate plus 0.50% and (iii) Adjusted Term SOFR for a one-month tenor plus 1% (the “Base Rate”) plus an applicable margin or (b) Adjusted Term SOFR for an interest period of one, three or six months, at our option, plus the applicable margin. The applicable margin is 0.75% to 2.25% on loans bearing interest at the Base Rate and 1.75% to 3.25% on loans bearing interest at Adjusted Term SOFR, in each case depending on our consolidated total leverage ratio; except that, pursuant to the Second Amendment and the Third Amendment, during the period commencing on February 22, 2022 and ending on the last day of the fiscal quarter ending June 30, 2023, the applicable margin for LIBOR rate loans and Adjusted Term SOFR loans, as applicable, was 3.50%. At September 30, 2023, all outstanding borrowings were subject to interest at a rate calculated at Adjusted Term SOFR plus an applicable margin, for an interest rate of 7.72%.

On August 1, 2023, we entered into a Fourth Amendment Agreement (the “Fourth Amendment”), which further amends the Credit Agreement. The Fourth Amendment, among other things, decreased the commitment fees payable under the revolving credit facility under the Credit Agreement such that the undrawn portions of the revolving credit facility are subject to an unused line fee at a rate per annum from 0.125% to 0.200%, depending on our consolidated leverage ratio, and eliminated the language providing that the applicable margin for Adjusted Term SOFR loans was 3.50%, such that the interest rates are in effect as set forth in the above paragraph. The Fourth Amendment also eliminated the liquidity financial covenant and modified the remaining financial covenants to reflect the termination of the temporary covenant relief period that was in place until June 30, 2023 pursuant to the Second Amendment, such that the financial covenants now include a maximum consolidated total leverage ratio covenant, a minimum consolidated EBITDA covenant and a minimum fixed charge coverage ratio covenant. In addition, the Fourth Amendment provided for an additional term loan in the amount of $8.25 million, which we used for a paydown of the revolving credit facility. The Fourth Amendment also extended the maturity date of the term loans and revolving credit facility under the Credit Agreement from September 8, 2024, to August 1, 2026.

As of September 30, 2023, we had outstanding borrowings of $46.8 million under the Credit Agreement, comprised of $30.0 million under the term loan and $16.8 million under the revolving credit facility.

The principal of the term loan is required to be repaid in quarterly installments of $750,000. Maturities of the term loan for the next four years as of September 30, 2023, were as follows:

(In thousands)	Amount
2023 (October 1 - December 31)	750
2024	3,000
2025	3,000
2026	23,250
Total	$30,000

Our obligations under the Credit Agreement are secured by a security interest in substantially all of our and our subsidiary’s assets and are also guaranteed by our subsidiary. As of September 30, 2023, the Credit Agreement contained a number of restrictions and covenants, including that we maintain compliance with a maximum total leverage ratio, a minimum fixed charge coverage ratio and a minimum consolidated EBITDA covenant. As of September 30, 2023, we were in compliance with all financial covenants under the Credit Agreement.

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

We classify our leases as buildings, vehicles or computer and office equipment and do not separate lease and non-lease components of contracts for any of the aforementioned classifications. In accordance with applicable guidance, we do not record leases with terms that are less than one year on the Condensed Consolidated Balance Sheets.

None of our lease agreements contain material restrictive covenants or residual value guarantees.

Buildings

We lease certain office and warehouse space at various locations in the United States where we provide services. These leases are typically greater than one year with fixed, escalating rents over the noncancelable terms and, therefore, ROU operating lease assets and operating lease liabilities are recorded on the Condensed Consolidated Balance Sheets, with rent expense to be recognized on a straight-line basis over the term of the lease. The remaining lease terms vary from approximately one to eight years as of September 30, 2023.

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

Vehicles

We lease vehicles for certain members of our field sales organization under a vehicle fleet program whereby the initial, noncancelable lease is for a term of 367 days, thus more than one year. Subsequent to the initial term, the lease becomes a month-to-month, cancelable lease. In addition to monthly rental fees specific to the vehicle, there are fixed monthly non-lease components that have been included in the ROU operating lease assets and operating lease liabilities. The non-lease components are not significant. As of September 30, 2023, we did not have any vehicles with agreements within the initial, noncancelable lease term that are recorded as ROU operating lease assets and operating lease liabilities.

Computer and Office Equipment

We also have operating lease agreements for certain computer and office equipment. The remaining lease terms as of September 30, 2023, ranged from less than one year to approximately four years with fixed monthly payments that are included in the ROU operating lease assets and operating lease liabilities. The leases provide an option to purchase the related equipment at fair market value at the end of the lease. The leases will automatically renew as a month-to-month rental at the end of the lease if the equipment is not purchased or returned.

Lease Position, Undiscounted Cash Flow and Supplemental Information

The table below presents information related to our ROU operating lease assets and operating lease liabilities that we have recorded:

(In thousands)	At September 30, 2023	At December 31, 2022
Right of use operating lease assets	$19,303	$21,322

Operating lease liabilities:
Current	$2,596	$2,500
Non-current	19,043	20,866
Total	$21,639	$23,366

Operating leases:
Weighted average remaining lease term	7.0 years	7.7 years
Weighted average discount rate	4.3%	4.2%

	Nine Months Ended September 30,
	2023	2022
Supplemental cash flow information for our operating leases:
Cash paid for operating lease liabilities	$2,579	$2,703
Non-cash right of use assets obtained in exchange for new operating lease obligations	$132	$49

The table below reconciles the undiscounted cash flows for the periods presented to the operating lease liabilities recorded on the Condensed Consolidated Balance Sheet for the periods presented:

(In thousands)
2023 (October 1 - December 31)	$869
2024	3,468
2025	3,569
2026	3,642
2027	3,171
Thereafter	10,082
Total minimum lease payments	24,801
Less: Amount of lease payments representing interest	(3,162)
Present value of future minimum lease payments	21,639
Less: Current obligations under operating lease liabilities	(2,596)
Non-current obligations under operating lease liabilities	$19,043

Operating lease costs were $0.9 million for each of the three months ended September 30, 2023 and 2022. Operating lease costs were $2.7 million and $2.8 million for the nine months ended September 30, 2023 and 2022, respectively.

Major Vendors

We had purchases from one vendor that accounted for 29% of our total purchases for the three months ended September 30, 2023 and purchases from one vendor that accounted for 26% of our total purchases for the nine months ended September 30, 2023. We had purchases from one vendor that accounted for 24% of our total purchases for the three months ended September 30, 2022 and purchases from two vendors that accounted for 44% of our total purchases for the nine months ended September 30, 2022.

Purchase Commitments

We issued purchase orders prior to September 30, 2023, totaling $27.7 million for goods that we expect to receive within the next year.

Retirement Plan

We maintain a 401(k) retirement plan for our employees in which eligible employees can contribute a percentage of their pre-tax compensation. We recorded an expense related to our discretionary contributions to the 401(k) plan of $0.4 million for each of the three months ended September 30, 2023 and 2022, and $1.1 million for each of the nine months ended September 30, 2023 and 2022.

Legal Proceedings

From time to time, we are subject to various claims and legal proceedings arising in the ordinary course of business. Regardless of outcome, litigation can have an adverse impact on us because of defense and settlement costs, diversion of management resources, and other factors.

We and certain of our present or former officers have been sued in a purported securities class action lawsuit that was filed in the United States District Court for the District of Minnesota on September 29, 2020, and that is pending under the caption Brian Mart v. Tactile Systems Technology, Inc., et al., File No. 0:20-cv-02074-NEB-BRT (the “Mart Lawsuit”). On April 19, 2021, the plaintiff filed an Amended Complaint against us and eight of our present and former officers and directors. Plaintiff seeks to represent a class consisting of investors who purchased our common stock in the market during the time period from May 7, 2018 through June 8, 2020 (“alleged class period”). The Amended Complaint alleges the following claims under the Securities Exchange Act of 1934, as amended (the “Exchange Act”): (1) that we and certain officer defendants made materially false or misleading public statements about our business, operational and compliance policies, and results during the alleged class period in violation of Section 10(b) of the Exchange Act; (2) that we and the individual defendants engaged in a scheme to defraud investors in order to allow the individual defendants to sell our stock in violation of Section 10(b) of the Exchange Act; (3) that the individual defendants engaged in improper insider trading of our stock in violation of Section 20A of the Exchange Act; and (4) that we and the individual defendants are liable under Section 20(a) of the Exchange Act because each defendant is a controlling person. On June 18, 2021, we and the individual defendants filed a motion to dismiss the Amended Complaint. On March 31, 2022, the court granted in part, and denied in part, the defendants’ motion to dismiss. All claims against three individual defendants were dismissed, and most claims against four other individual defendants were dismissed. On November 21, 2022, the Company announced that it entered into a Memorandum of Understanding to settle this matter. The Company does not expect to fund any portion of cash payments made in connection with the $5 million settlement amount. The settlement does not constitute an admission of liability or wrongdoing by the Company. The settlement is subject to court approval. On February 28, 2023, the parties executed a stipulation of settlement and the plaintiff filed an unopposed motion for preliminary approval of the class settlement with the court. On April 26, 2023, the court issued a minute order indicating the motion would be approved and on May 4, 2023, issued the written order granting the motion for preliminary approval of the settlement. On July 19, 2023, the plaintiff filed a motion for final approval of the settlement. On August 23, 2023, the Court held the hearing on the motion for final approval of the settlement and on August 25, 2023 entered an order granting the motion, bringing the matter to a close.

On May 24, 2022, a stockholder derivative lawsuit was filed in the United States District Court for the District of Minnesota, purportedly on behalf of the Company against certain of our present and former officers and directors and the Company (as a nominal defendant), captioned Jack Weaver v. Moen, et al., File No. 0:22-cv-01403-NEB-BRT. This complaint generally arises out of the same subject matter as the Mart Lawsuit and alleges the following claims under the Exchange Act and common law: (1) that the director defendants made materially false or misleading public statements in proxy statements in violation of Section 14(a) of the Exchange Act; (2) that the director defendants’ stock and option awards should be rescinded under Section 29(b) of the Exchange Act; (3) that the officer defendants’ employment contract compensation should be rescinded under Section 29(b) of the Exchange Act; (4) that certain officer defendants are liable for contribution arising out of any liability incurred in the Mart Lawsuit, under Sections 10(b) and 21D of the Exchange Act; (5) that the individual defendants breached their fiduciary duties; and (6) that the individual defendants were unjustly enriched. The lawsuit seeks unspecified damages. In August 2022, the matter was transferred to the United States District Court for the District of Delaware by order granting the Parties Stipulation to Transfer. On February 10, 2023, we filed a motion to dismiss the action. The plaintiff filed an Amended Complaint on March 3, 2023. On March 31, 2023, we filed a motion to dismiss the Amended Complaint, which is pending. On July 31, 2023, the plaintiff filed a Joint Notice of Preliminary Settlement indicating that the parties have reached a non-binding settlement-in-principal on most of the material terms that would resolve all claims between the parties and requested that the Court temporarily stay all deadlines, hearings, and conferences while the parties continue to finalize settlement.

Note 11. Stockholders' Equity

Stock-Based Compensation

Our 2016 Equity Incentive Plan (the “2016 Plan”) authorizes us to grant stock options, stock appreciation rights, restricted stock, stock units and other stock-based awards to employees, non-employee directors and certain consultants and advisors. There were up to 4,800,000 shares of our common stock initially reserved for issuance pursuant to the 2016 Plan. The 2016 Plan provides that the number of shares reserved and available for issuance under the 2016 Plan will automatically increase annually on January 1 of each calendar year, commencing in 2017 and ending on and including January 1, 2026, by an amount equal to the lesser of: (a) 5% of the number of common shares of stock outstanding as of December 31 of the immediately preceding calendar year, or (b) 2,500,000 shares; provided, however, that our Board of Directors may determine that any annual increase be a lesser number. In addition, all awards granted under our 2007 Omnibus Stock Plan and our 2003 Stock Option Plan that were outstanding when the 2016 Plan became effective and that are forfeited, expired, cancelled, settled for cash or otherwise not issued, will become available for issuance under the 2016 Plan. Our Board of Directors exercised its prerogative to forego the automatic increase on each of January 1, 2023 and 2022. As of September 30, 2023, 5,773,265 shares were available for future grant pursuant to the 2016 Plan.

Upon adoption and approval of the 2016 Plan, all of our previous equity incentive compensation plans were terminated. However, existing awards under those plans continue to vest in accordance with the original vesting schedules and will expire at the end of their original terms.

We recorded stock-based compensation expense of $1.8 million and $2.6 million for the three months ended September 30, 2023 and 2022, respectively, and $5.6 million and $7.7 million for the nine months ended September 30, 2023 and 2022, respectively. This expense was allocated as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands)	2023	2022	2023	2022
Cost of revenue	$116	$67	$340	$281
Sales and marketing expenses	634	1,101	2,196	3,352
Research and development expenses	5	54	98	175
Reimbursement, general and administrative expenses	1,011	1,338	2,963	3,873
Total stock-based compensation expense	$1,766	$2,560	$5,597	$7,681

Stock Options

Stock options issued to participants other than non-employees typically vest over three or four years and typically have a contractual term of seven or ten years. Stock-based compensation expense included in the Condensed Consolidated Statements of Operations for stock options was $0.2 million and $0.6 million for the three months ended September 30, 2023 and 2022, respectively, and $0.8 million and $2.0 million for the nine months ended September 30, 2023 and 2022, respectively. At September 30, 2023, there was approximately $0.4 million of total unrecognized pre-tax stock option expense under our equity compensation plans, which is expected to be recognized on a straight-line basis over a weighted-average period of 0.9 years.

Our stock option activity for the nine months ended September 30, 2023, was as follows:

		Weighted-	Weighted-
		Average	Average	Aggregate
	Options	Exercise Price	Remaining	Intrinsic
(In thousands except options and per share data)	Outstanding	Per Share (1)	Contractual Life	Value (2)
Balance at December 31, 2022	615,307	$43.25	4.7 years	$164
Exercised	(4,432)	$3.04		$96
Forfeited	(24,498)	$47.68
Cancelled/Expired	(114,932)	$50.57
Balance at September 30, 2023	471,445	$41.62	4.0 years	$216

Options exercisable at September 30, 2023	400,484	$43.45	3.8 years	$76

(1)	The exercise price of each option granted during the period shown was equal to the market price of the underlying stock on the date of grant.
(2)	The aggregate intrinsic value of options exercised represents the difference between the exercise price of the option and the closing stock price of our common stock on the date of exercise. The aggregate intrinsic value of options outstanding represents the difference between the exercise price of the option and the closing stock price of our common stock on the last trading day of the period.

Options exercisable of 402,979 as of September 30, 2022, had a weighted-average exercise price of $44.18 per share.

Time-Based Restricted Stock Units

We have granted time-based restricted stock units to certain participants under the 2016 Plan that are stock-settled with common shares. Time-based restricted stock units granted under the 2016 Plan vest over one to three years. Stock-based compensation expense included in the Condensed Consolidated Statements of Operations for time-based restricted stock units was $1.2 million and $1.5 million for the three months ended September 30, 2023 and 2022, respectively, and $3.8 million and $4.5 million for the nine months ended September 30, 2023 and 2022, respectively. At September 30, 2023, there was approximately $7.6 million of total unrecognized pre-tax compensation expense related to outstanding time-based restricted stock units that is expected to be recognized over a weighted-average period of 1.6 years.

Our time-based restricted stock unit activity for the nine months ended September 30, 2023, was as follows:

		Weighted-
		Average Grant	Aggregate
	Units	Date Fair Value	Intrinsic
(In thousands except unit and per unit data)	Outstanding	Per Unit	Value (1)
Balance at December 31, 2022	590,542	$19.42	$6,779
Granted	378,498	$15.82
Vested	(236,284)	$19.96
Cancelled	(114,060)	$20.81
Balance at September 30, 2023	618,696	$16.75	$8,693

(1)	The aggregate intrinsic value of restricted stock units outstanding was based on our closing stock price on the last trading day of the period.

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

Stock-based compensation expense recognized for PSUs was $0.3 million for each of the three months ended September 30, 2023 and 2022, and $0.6 million and $0.5 million for the nine months ended September 30, 2023 and 2022, respectively. At September 30, 2023, there was approximately $1.7 million of total unrecognized pre-tax compensation expense related to outstanding PSUs that is expected to be recognized over a weighted average period of 2.1 years.

Our PSU activity for the nine months ended September 30, 2023, was as follows:

		Weighted-
		Average Grant	Aggregate
	PSUs	Date Fair Value	Intrinsic
(In thousands except unit and per unit data)	Outstanding	Per Unit	Value (1)
Balance at December 31, 2022	155,618	$25.05	$1,786
Granted	123,575	$15.28
Vested	(13,842)	$42.70
Cancelled	(67,119)	$21.50
Balance at September 30, 2023	198,232	$18.93	$2,785

(1)	The aggregate intrinsic value of PSUs outstanding was based on our closing stock price on the last trading day of the period.

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

A total of 1,600,000 shares of common stock was initially reserved for issuance under the ESPP. This share reserve will automatically be supplemented each January 1, commencing in 2017 and ending on and including January 1, 2026, by an amount equal to the least of (a) 1% of the shares of our common stock outstanding on the immediately preceding December 31, (b) 500,000 shares or (c) such lesser amount as our Board of Directors may determine. Our Board of Directors exercised its prerogative to forego the automatic increase on each of January 1, 2023 and 2022. As of September 30, 2023, 1,438,335 shares were available for future issuance under the ESPP. We recognized stock-based compensation expense associated with the ESPP of $0.1 million and $0.2 million for the three months ended September 30, 2023 and 2022, respectively, and $0.4 million and $0.7 million for the nine months ended September 30, 2023 and 2022, respectively.

Note 12. Revenue

We derive our revenue from the sale and rental of our products to our customers in the United States. The following table presents our revenue, inclusive of sales and rental revenue, disaggregated by product line:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands)	2023	2022	2023	2022
Revenue
Lymphedema products	$62,506	$54,214	$172,257	$146,502
Airway clearance products	7,080	11,048	24,514	26,383
Total	$69,586	$65,262	$196,771	$172,885

Percentage of total revenue
Lymphedema products	90%	83%	88%	85%
Airway clearance products	10%	17%	12%	15%
Total	100%	100%	100%	100%

Our revenue by channel, inclusive of sales and rental revenue, for the three and nine months ended September 30, 2023 and 2022, are summarized in the following table:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands)	2023	2022	2023	2022
Private insurers and other payers	$39,376	$36,188	$101,300	$97,726
Veterans Administration	7,259	6,755	20,203	19,118
Medicare	15,871	11,271	50,754	29,658
Durable medical equipment distributors	7,080	11,048	24,514	26,383
Total	$69,586	$65,262	$196,771	$172,885

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

Rental revenue for the three and nine months ended September 30, 2023 and 2022, was primarily from private insurers. Sales-type lease revenue and the associated cost of revenue for the three and nine months ended September 30, 2023 and 2022, was:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2023	2022	2023	2022
Sales-type lease revenue	$10,720	$9,717	$25,312	$24,905
Cost of sales-type lease revenue	3,211	2,992	9,122	7,640
Gross profit	$7,509	$6,725	$16,190	$17,265

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

The effective tax rate for the three months ended September 30, 2023, was a benefit of 194.0%, compared to a benefit of 3.4% for the three months ended September 30, 2022. The primary driver of the change in our effective tax rate was attributable to the release of our valuation allowance related to the future realization of deferred tax assets. We recorded an income tax benefit of $14.7 million and an income tax benefit of $0.1 million for the three months ended September 30, 2023 and 2022, respectively.

The effective tax rate for the nine months ended September 30, 2023, was a benefit of 407.1%, compared to an expense of 0.5% for the nine months ended September 30, 2022. The primary driver of the change in the Company’s effective tax rate was attributable to the release of our valuation allowance related to the future realization of deferred tax assets. We recorded an income tax benefit of $16.3 million and an income tax expense of $0.1 million for the nine months ended September 30, 2023 and 2022, respectively.

As of each reporting date, management considers new evidence, both positive and negative, that could affect its view of the future realization of deferred tax assets. As of September 30, 2023, in part because in the current year we achieved three years of cumulative pretax income in the U.S. federal tax jurisdiction, management determined that there is sufficient positive evidence to conclude that it is more likely than not that additional deferred taxes of $17.9 million are realizable. We therefore reduced the valuation allowance accordingly, which resulted in the increased effective tax rate benefit in the three and nine months ended September 30, 2023 as discussed above.

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

The Company currently is not under examination in any jurisdictions.

Note 14. Net Income (Loss) Per Share

The following table sets forth the computation of our basic and diluted net income (loss) per share:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands, except share and per share data)	2023	2022	2023	2022
Net income (loss)	$22,299	$(2,279)	$20,313	$(22,487)
Weighted-average shares outstanding	23,483,269	20,139,944	22,714,574	20,021,966
Weighted-average shares used to compute diluted net loss per share	23,848,729	20,139,944	22,987,667	20,021,966
Net income (loss) per share - Basic	$0.95	$(0.11)	$0.89	$(1.12)
Net income (loss) per share - Diluted	$0.94	$(0.11)	$0.88	$(1.12)

The following common stock equivalents were excluded from the computation of diluted net income (loss) per share for the periods presented because including them would have been anti-dilutive:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
Restricted stock units	74,972	607,706	190,071	607,706
Common stock options	430,521	613,783	430,521	613,783
Performance stock units	—	164,027	17,392	164,027
Employee stock purchase plan	—	143,526	—	93,592
Total	505,493	1,529,042	637,984	1,479,108

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

As of September 30, 2023, we had an obligation to pay $5.6 million in cash under the second, final earn-out payment based on the level of AffloVest U.S. revenues in the period from October 1, 2022 to September 30, 2023. Prior to the determination of the actual amount of the earn-out, the earn-out liability was valued by employing a Monte Carlo Simulation model in a risk-neutral framework, which is a Level 3 input. The underlying simulated variable included recognized revenue. The recognized revenue volatility estimate was based on a study of historical asset volatility for a set of comparable public companies. The model included other assumptions including the market price of risk, which was calculated as the weighted average cost of capital less the long-term risk-free rate. The earn-out liability was adjusted to fair value at each reporting date until the end of the earn-out period. Changes in fair value are included in intangible asset amortization and earn-out expenses in our Condensed Consolidated Statements of Operations. As of September 30, 2023 the AffloVest U.S. revenues were known and the earn-out was no longer subject to a fair value measurement.

Changes in the earn-out liability measured at fair value using Level 3 inputs were as follows:

(In thousands)
Earn-out liability at December 31, 2022	$13,050
Payment on earn-out	(5,000)
Fair value adjustments	(2,475)
Earn-out liability at September 30, 2023	$5,575

(In thousands)
Earn-out liability at December 31, 2021	$6,200
Fair value adjustments	10,898
Earn-out liability at September 30, 2022	$17,098

As of September 30, 2023, the remaining $5.6 million of the earn-out liability had been earned and is to be paid by the Company on or before November 28, 2023.

There was no remaining contingent earn-out liability as of September 30, 2023. The following provides information regarding fair value measurements for our remaining contingent earn-out liability as of December 31, 2022, according to the three-level fair value hierarchy:

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

Our current lymphedema products are the Flexitouch Plus and Entre Plus systems and our airway clearance product is the AffloVest. A predecessor to our Flexitouch system received 510(k) clearance from the U.S. Food and Drug Administration (the “FDA”) in July 2002, and we introduced the system to address the many limitations of self-administered home-based manual lymphatic drainage therapy. We began selling our more advanced Flexitouch system after receiving 510(k) clearance from the FDA in October 2006. In September 2016, we received 510(k) clearance from the FDA for the Flexitouch system in treating lymphedema of the head and neck. In June 2017, we announced that we received 510(k) clearance from the FDA for the Flexitouch Plus, the third-generation version of our Flexitouch system. In December 2020, we received 510(k) clearance for two new indications for our Flexitouch Plus system: phlebolymphedema and lipedema. We introduced our Entre system in the United States in February 2013 and the second generation, Entre Plus, in March 2023. The Entre Plus system is sold or rented to patients who need a simple pump or who do not yet qualify for insurance reimbursement for an advanced compression device such as our Flexitouch Plus system. Sales and rentals of our lymphedema products represented 88% and 85% of our revenue in the nine months ended September 30, 2023 and 2022, respectively.

On September 8, 2021, we acquired the assets of the AffloVest airway clearance product line from IBC, a privately-held company which developed and manufactured AffloVest. AffloVest is a portable, wearable vest that provides airway clearance to treat patients with chronic respiratory conditions such as bronchiectasis or conditions resulting from neuromuscular disorders. For the nine months ended September 30, 2023 and 2022, sales of AffloVest represented 12% and 15% of our revenue, respectively.

To support the growth of our business, we continue to invest in our commercial infrastructure, consisting of our direct sales force, training resources, reimbursement capabilities and clinical expertise. We market our lymphedema products in the United States using a direct-to-patient and -provider model. The AffloVest device is sold through respiratory durable medical equipment providers throughout the United States that service patients and bill third-party payers for the product. We also employ a small group of respiratory specialists, who educate DME representatives, provide product demonstrations for targeted clinicians and support technical questions related to the AffloVest. As of September 30, 2023, we employed 246 (245 at June 30, 2023) field sales representatives for our lymphedema products and a team of 13 (10 at June 30, 2023) supporting our airway clearance products. This compares to 251 field sales representatives for our lymphedema products and a team of 10 supporting our airway clearance products as of September 30, 2022.

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

For the three months ended September 30, 2023, we generated revenue of $69.6 million and had net income of $22.3 million, compared to revenue of $65.3 million and a net loss of $2.3 million for the three months ended September 30, 2022. For the nine months ended September 30, 2023, we generated revenue of $196.8 million and had net income of $20.3 million, compared to revenue of $172.9 million and a net loss of $22.5 million for the nine months ended September 30, 2022. Our primary sources of capital since our initial public offering in 2016 have been from operating income, bank financing and our public offering in February 2023.

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

The United States economy in general and our business specifically have been negatively affected by the COVID-19 pandemic. From the onset of the pandemic, we have seen declines in the number of patients that healthcare facilities and clinics are able to treat due to enhanced safety protocols, and have also seen staffing challenges, both in our organization and at the clinics we serve. While we saw some level of recovery in 2022 and in the first nine months of 2023, consequences of the pandemic remain uncertain. Although the effects of the COVID-19 pandemic on our operating results continue to subside, the pandemic could still have an unfavorable effect on our financial position, results of operations and cash flows.

Results of Operations

Comparison of the Three and Nine Months Ended September 30, 2023 and 2022

The following table presents our results of operations for the periods indicated:

	Three Months Ended
	September 30,				Change
(In thousands)	2023		2022		$	%
Condensed Consolidated Statement		% of		% of
of Operations Data:		revenue		revenue
Revenue
Sales revenue	$58,866	85%	$55,545	85%	$3,321	6%
Rental revenue	10,720	15%	9,717	15%	1,003	10%
Total revenue	69,586	100%	65,262	100%	4,324	7%
Cost of revenue
Cost of sales revenue	17,016	24%	15,476	24%	1,540	10%
Cost of rental revenue	3,211	5%	2,992	4%	219	7%
Total cost of revenue	20,227	29%	18,468	28%	1,759	10%
Gross profit
Gross profit - sales revenue	41,850	61%	40,069	61%	1,781	4%
Gross profit - rental revenue	7,509	10%	6,725	11%	784	12%
Gross profit	49,359	71%	46,794	72%	2,565	5%
Operating expenses
Sales and marketing	26,030	37%	26,583	41%	(553)	(2)%
Research and development	1,964	3%	1,581	2%	383	24%
Reimbursement, general and administrative	16,449	24%	16,257	25%	192	1%
Intangible asset amortization and earn-out	(3,073)	(4)%	3,993	6%	(7,066)	(177)%
Total operating expenses	41,370	60%	48,414	74%	(7,044)	(15)%
Income (loss) from operations	7,989	11%	(1,620)	(2)%	9,609	N.M. %
Other expense	(404)	(1)%	(736)	(2)%	332	(45)%
Income (loss) before income taxes	7,585	10%	(2,356)	(4)%	9,941	N.M. %
Income tax benefit	(14,714)	(21)%	(77)	—%	(14,637)	N.M. %
Net income (loss)	$22,299	31%	$(2,279)	(4)%	$24,578	N.M. %

“N.M.” Not Meaningful

	Nine Months Ended
	September 30,				Change
(In thousands)	2023		2022		$	%
Consolidated Statement		% of		% of
of Operations Data:		revenue		revenue
Revenue
Sales revenue	$171,459	87%	$147,980	86%	$23,479	16%
Rental revenue	25,312	13%	24,905	14%	407	2%
Total revenue	196,771	100%	172,885	100%	23,886	14%
Cost of revenue
Cost of sales revenue	48,523	24%	41,366	24%	7,157	17%
Cost of rental revenue	9,122	5%	7,640	4%	1,482	19%
Total cost of revenue	57,645	29%	49,006	28%	8,639	18%
Gross profit
Gross profit - sales revenue	122,936	63%	106,614	62%	16,322	15%
Gross profit - rental revenue	16,190	8%	17,265	10%	(1,075)	(6)%
Gross profit	139,126	71%	123,879	72%	15,247	12%
Operating expenses
Sales and marketing	80,538	41%	79,335	46%	1,203	2%
Research and development	6,030	3%	4,949	3%	1,081	22%
Reimbursement, general and administrative	46,874	24%	47,369	27%	(495)	(1)%
Intangible asset amortization and earn-out	(557)	—%	12,834	8%	(13,391)	(104)%
Total operating expenses	132,885	68%	144,487	84%	(11,602)	(8)%
Income (loss) from operations	6,241	3%	(20,608)	(12)%	26,849	(130)%
Other expense	(2,235)	(1)%	(1,765)	(1)%	(470)	27%
Income (loss) before income taxes	4,006	2%	(22,373)	(13)%	26,379	(118)%
Income tax (benefit) expense	(16,307)	(8)%	114	—%	(16,421)	N.M. %
Net income (loss)	$20,313	10%	$(22,487)	(13)%	$42,800	(190)%

Revenue

Revenue increased $4.3 million, or 7%, to $69.6 million in the three months ended September 30, 2023, compared to $65.3 million in the three months ended September 30, 2022. The increase in total revenue was attributable to an increase of $8.3 million, or 15%, in sales and rentals of the lymphedema product line, partially offset by a decrease of $4.0 million, or 36%, in sales of the airway clearance product line in the quarter ended September 30, 2023, compared to the quarter ended September 30, 2022.

Revenue increased $23.9 million, or 14%, to $196.8 million in the nine months ended September 30, 2023, compared to $172.9 million in the nine months ended September 30, 2022. The increase in total revenue was attributable to an increase of $25.8 million, or 18%, in sales and rentals of the lymphedema product line, partially offset by a decrease of $1.9 million, or 7%, in sales of the airway clearance product line in the nine months ended September 30, 2023, compared to the nine months ended September 30, 2022.

The increase in the lymphedema product line revenue in the three and nine months ended September 30, 2023, was attributable to increasing productivity of our field sales team and enhancing our portfolio through the development and introduction of new products. The decrease in the airway clearance product line revenue in the three and nine months ended September 30, 2023, was attributable to one large DME provider experiencing slowed placements of our AffloVest system due to the expiration of the COVID-19 Public Health Emergency waiver and a return to “pre-public health emergency’ eligibility requirements.

The following table summarizes our revenue by product line for the three and nine months ended September 30, 2023 and 2022, both in dollars and percentage of total revenue:

	Three Months Ended
	September 30,		Change
(In thousands)	2023	2022	$	%
Revenue
Lymphedema products	$62,506	$54,214	$8,292	15%
Airway clearance products	7,080	11,048	(3,968)	(36)%
Total	$69,586	$65,262	$4,324	7%

Percentage of total revenue
Lymphedema products	90%	83%
Airway clearance products	10%	17%
Total	100%	100%

“N.M.” Not Meaningful

	Nine Months Ended
	September 30,		Change
(In thousands)	2023	2022	$	%
Revenue
Lymphedema products	$172,257	$146,502	$25,755	18%
Airway clearance products	24,514	26,383	(1,869)	(7)%
Total	$196,771	$172,885	$23,886	14%

Percentage of total revenues
Lymphedema products	88%	85%
Airway clearance products	12%	15%
Total	100%	100%

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

Cost of Revenue and Gross Margin

Cost of revenue increased $1.8 million, or 10%, to $20.2 million in the three months ended September 30, 2023, compared to $18.5 million in the three months ended September 30, 2022. Cost of revenue increased $8.6 million, or 18%, to $57.6 million in the nine months ended September 30, 2023, compared to $49.0 million in the nine months ended September 30, 2022. The increase in cost of revenue was primarily attributable to the increase in sales and rentals of the lymphedema product line in both periods.

Gross margin was 70.9% and 71.7% in the three months ended September 30, 2023 and 2022, respectively, and 70.7% and 71.7% in the nine months ended September 30, 2023 and 2022, respectively.

Sales and Marketing Expenses

Sales and marketing expenses decreased $0.6 million, or 2%, to $26.0 million in the three months ended September 30, 2023, compared to $26.6 million in the three months ended September 30, 2022. The decrease was primarily attributable a $0.6 million decrease in personnel-related compensation expenses and a $0.4 million decrease in travel and entertainment expenses. These decreases were partially offset by a $0.3 million increase in expenses for new product introduction and a $0.1 million increase in subscription fee expenses.

Sales and marketing expenses increased $1.2 million, or 2%, to $80.5 million in the nine months ended September 30, 2023, compared to $79.3 million in the nine months ended September 30, 2022. The increase was primarily attributable to a $1.4 million increase in personnel-related compensation expenses, a $0.3 million increase in subscription fee expenses and a $0.2 million increase in expenses for new product introduction. These increases were partially offset by a $0.5 million decrease in travel and entertainment expenses and a $0.2 million decrease in expenses related to sales meetings and tradeshows.

Research and Development Expenses

Research and development (“R&D”) expenses increased $0.4 million, or 24%, to $2.0 million in the three months ended September 30, 2023, compared to $1.6 million in the three months ended September 30, 2022. The increase was primarily attributable to a $0.2 million increase in personnel-related compensation expenses and a $0.2 million increase in clinical study related expenses.

R&D expenses increased $1.1 million, or 22%, to $6.0 million in the nine months ended September 30, 2023, compared to $4.9 million in the nine months ended September 30, 2022. The increase was primarily attributable to a $0.8 million increase in personnel-related compensation expenses and a $0.3 million increase in clinical study related expenses.

Reimbursement, General and Administrative Expenses

Reimbursement, general and administrative expenses increased $0.2 million, or 1%, to $16.5 million in the three months ended September 30, 2023, compared to $16.3 million in the three months ended September 30, 2022. This increase was primarily attributable to a $0.2 million increase in personnel-related compensation expenses.

Reimbursement, general and administrative expenses decreased $0.5 million, or 1%, to $46.9 million in the nine months ended September 30, 2023, compared to $47.4 million in the nine months ended September 30, 2022. This decrease was primarily attributable to a $2.0 million decrease in occupancy costs, depreciation expense, and legal and professional fees, partially offset by a $1.5 million increase in personnel-related compensation expenses.

Intangible Asset Amortization and Earn-out Expense

Intangible asset amortization and earn-out expense decreased $7.1 million to a benefit of $3.1 million in the three months ended September 30, 2023, compared to an expense of $4.0 million in the three months ended September 30, 2022. The benefit primarily related to a decrease in the fair value of the earn-out expense of $3.7 million for the three months ended September 30, 2023, due to the lower than expected airway clearance product revenue, compared to an increase in the fair value of the earn-out expense of $3.4 million for the three months ended September 30, 2022.

Intangible asset amortization and earn-out expense decreased $13.4 million to a benefit of $0.6 million in the nine months ended September 30, 2023, compared to an expense of $12.8 million in the nine months ended September 30, 2022. The benefit primarily related to a decrease in the fair value of the earn-out expense of $2.5 million for the nine months ended September 30, 2023, due to the lower than expected airway clearance product revenue, compared to an increase in the fair value of the earn-out expense of $10.9 million for the nine months ended September 30, 2022.

Other Expense, Net

Other expense, net was $0.4 million and $0.7 million for the three months ended September 30, 2023 and 2022, respectively. The decrease was primarily due to an increase in interest income. Other expense, net was $2.2 million and $1.8 million for the nine months ended September 30, 2023 and 2022, respectively. The increase was due to an increase in interest expense, partially offset by an increase in interest income.

Income Taxes

We recorded an income tax benefit of $14.7 million and an income tax benefit of $0.1 million for the three months ended September 30, 2023 and 2022, respectively. The primary driver of the change was attributable to the release of the valuation allowance related to the future realization of deferred tax assets. We recorded an income tax benefit of $16.3 million and an income tax expense of $0.1 million for the nine months ended September 30, 2023 and 2022, respectively. The primary driver of the change was attributable to the release of the valuation allowance related to the future realization of deferred tax assets.

Liquidity and Capital Resources

Cash Flows

At September 30, 2023, our principal sources of liquidity were cash and cash equivalents of $66.0 million and net accounts receivable of $58.5 million. This compares to cash and cash equivalents of $23.4 million and net accounts receivable of $69.5 million at September 30, 2022.

The following table summarizes our cash flows for the periods indicated:

	Nine Months Ended
	September 30,
(In thousands)	2023	2022
Net cash provided by (used in):
Operating activities	$17,503	$1,354
Investing activities	(1,541)	(1,844)
Financing activities	28,145	(4,313)
Net increase (decrease) in cash and cash equivalents	$44,107	$(4,803)

Operating Activities

Net cash provided by operating activities during the nine months ended September 30, 2023 was $17.5 million, resulting from net income of $20.3 million and a net increase in operating assets and liabilities of $9.9 million, which were partially offset by non-cash net income adjustments of $12.7 million. Cash provided relating to the change in operating assets and liabilities primarily consisted of a decrease in accounts receivable of $19.3 million and a decrease in net investment in leases of $2.5 million, partially offset by a decrease in accrued expenses of $5.5 million, a decrease in accounts payable of $3.6 million, a decrease in accrued payroll and related taxes of $2.3 million, and an increase in prepaid expenses and inventories of $0.7 million. The negative non-cash net loss adjustments consisted primarily of $20.7 million of deferred income taxes and a $2.5 million change in the fair value of earn-out liability, offset by $5.6 million of stock-based compensation expense and $4.9 million of depreciation and amortization expense.

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

Investing Activities

Net cash used in investing activities during the nine months ended September 30, 2023, was $1.5 million, consisting of purchases of property and equipment, and patent costs.

Net cash used in investing activities during the nine months ended September 30, 2022, was $1.8 million, consisting of purchases of property and equipment, and patent costs.

Financing Activities

Net cash provided by financing activities during the nine months ended September 30, 2023, was $28.1 million, primarily consisting of net proceeds from the offering of our common stock of $34.6 million and $1.0 million in proceeds from the issuance of common stock under the ESPP, partially offset by a payment of $5.0 million on the AffloVest earn-out and a $2.3 million payment made on our term loan.

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

On August 1, 2023, we entered into a Fourth Amendment Agreement (the “Fourth Amendment”), which further amends the Credit Agreement. The Fourth Amendment, among other things, decreased the commitment fees payable under the revolving credit facility and eliminated the temporary increase in the applicable margin for Adjusted Term SOFR loans. The Fourth Amendment also eliminated the liquidity financial covenant and modified the remaining financial covenants to reflect the termination of the temporary covenant relief period that was in place until June 30, 2023 pursuant to the Second Amendment. In addition, the Fourth Amendment provided for an additional term loan in the amount of $8.25 million, which we used for a paydown of the revolving credit facility. The Fourth Amendment also extended the maturity date of the term loans and revolving credit facility under the Credit Agreement from September 8, 2024 to August 1, 2026.

As of September 30, 2023, we had outstanding borrowings of $46.8 million under the Credit Agreement, comprised of $30.0 million under the term loan and $16.8 million under the revolving credit facility. The principal of the term loan is required to be repaid in quarterly installments of $750,000.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2023. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 30, 2023, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, that occurred during the quarter ended September 30, 2023, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

None.

Item 3. Defaults Upon Senior Securities.

Not applicable.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Trading Arrangements

During the quarter ended September 30, 2023, none of our directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) of the Exchange Act or any non-Rule 10b5-1 trading arrangement (as defined in Item 408(c) of Regulation S-K).

Item 6. Exhibits.

The exhibits filed as part of this Quarterly Report on Form 10-Q are set forth on the Exhibit Index below.

EXHIBIT INDEX

		Incorporated by Reference
Exhibit				Exhibit	Filed
Number	Description of Exhibit	Form	Date of Filing	Number	Herewith

3.1	Amended and Restated Certificate of Incorporation, as amended through May 9, 2019	8-K	05/09/2019	3.2

3.2	Amended and Restated By-laws, effective December 19, 2022	10-K	02/21/2023	3.2

10.1	Fourth Amendment Agreement, dated as of August 1, 2023, among Tactile Systems Technology, Inc., the lenders signatory thereto and Wells Fargo Bank, National Association, as administrative agent	10-Q	08/07/2023	10.2

10.2	Offer Letter between Sherri Ferstler and Tactile Systems Technology, Inc., dated July 18, 2023	10-Q	08/07/2023	10.3

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) / 15d-14(a) of the Securities Exchange Act of 1934, as amended				X

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) / 15d-14(a) of the Securities Exchange Act of 1934, as amended				X

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X

101.1

Inline XBRL for the following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2023: (i) Balance Sheets, (ii) Statements of Operations, (iii) Statements of Stockholders’ Equity, (iv) Statements of Cash Flows, and (v) Notes to the Condensed Consolidated Financial Statements; and for the information set forth in Part II, Item 5.

					X

104.1	Cover page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101.1)				X

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Tactile Systems Technology, Inc.

Date: November 6, 2023	By:	/s/ Elaine M. Birkemeyer
Elaine M. Birkemeyer
Chief Financial Officer
(Principal financial and accounting officer)