Form 10-K
period 2023-12-31
TACTILE SYSTEMS TECHNOLOGY INC
filed 2024-02-20
CIK 1027838

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, based on $24.93, the closing price of the shares of common stock on June 30, 2023 (the last business day of the registrant’s most recently completed second fiscal quarter) as reported by The Nasdaq Stock Market LLC on such date, was $581,529,146. The number of shares of registrant’s Common Stock outstanding as of February 16, 2024 was 23,600,584.

Portions of the Registrant’s Definitive Proxy Statement relating to the Annual Meeting of Stockholders, scheduled to be held on May 8, 2024, are incorporated by reference into Part III of this Report.

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

Risks Related to Our Business, Operations and Strategy

-	Current or worsening economic conditions, including inflation, rising interest rates or a recession, could adversely affect our business and financial condition.
-	If we are unable to achieve and maintain adequate levels of coverage or reimbursement for our products, our business and results of operations will be adversely affected.
-	Changes to the level of Medicare coverage or coverage criteria for our products could have an adverse effect on our business and results of operations.
-	We utilize third-party, single-source suppliers for some components and materials used in our products, and the loss of any of these suppliers could have an adverse impact on our business.
-	Our revenue is primarily generated from our lymphedema products and we are therefore highly dependent on these products.
-	We are increasingly dependent on sophisticated information technology and if we fail to effectively maintain or protect our information systems or data, including from cyber-attacks or data breaches, our business could be adversely affected.
-	Consolidation in the healthcare industry could lead to demands for price concessions, which may impact our ability to sell our products at prices necessary to support our current business strategies.
-	Our long-term growth depends on awareness and adoption of our products.
-	If we are unable to expand, manage and maintain our direct sales and marketing organizations, as well as our relationships with distributors, we may not be able to generate anticipated revenue.
-	Physicians and payers may require additional clinical studies prior to prescribing our products or prior to providing or maintaining coverage and reimbursement for our products. Any subsequent clinical studies that are conducted and published may not be positive or consistent with our existing data, which would adversely affect the rate of adoption of our products.
-	Our business, financial condition and results of operations may be negatively impacted by health epidemics or other disease outbreaks, such as the COVID-19 pandemic.

Government Regulation, Compliance and Legal Risks

-	We are subject to extensive federal and state regulation, and if we fail to comply with applicable regulations, we could be required to repay amounts previously received, and could suffer severe criminal or civil sanctions or be required to make significant changes to our operations that could adversely affect our business, financial condition and operating results.
-	We are subject to significant regulation by numerous government agencies, including the FDA. We cannot market or commercially distribute our products without obtaining and maintaining necessary regulatory clearances or approvals.

-	If clinical studies of our future products do not produce results necessary to support regulatory clearance or approval in the United States or, with respect to our current or future products, elsewhere, we will be unable to expand the indications for or commercialize these products.
-	If the third parties on which we rely to conduct our clinical trials and to assist us with pre-clinical development do not perform as contractually required or expected, we may not be able to obtain regulatory clearance or approval for or commercialize our products.
-	If we fail to comply with state and federal fraud and abuse laws, including anti-kickback, false claims and anti-inducement laws, we could face substantial penalties and our business, operations and financial condition could be adversely affected.
-	Failure to maintain the licenses and accreditations necessary to operate under our direct-to-patient and -provider model would adversely affect our business.
-	Our products are currently made available to authorized users of the Department of Veterans Affairs Federal Supply Schedule and if we were no longer eligible to sell our products through such channel, our business may be adversely affected.

Financial Condition, Credit and Tax Risks

-	If we fail to maintain proper and effective internal control over financial reporting, our ability to produce accurate and timely financial statements could be impaired, which could harm our operating results, investors' views of us and, as a result, the value of our common stock.
-	The level of our indebtedness under our credit facility may adversely impact us
-	Our credit facility contains covenants that restrict our business and financing activities, and the property that secures our obligations under the credit facility may be subject to foreclosure.

Risks Related to Ownership of Our Common Stock

-	The trading price of the shares of our common stock has been and could continue to be highly volatile, and purchasers of our common stock may not be able to resell their shares of our common stock at or above the price at which they purchased their shares and could incur substantial losses.

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

We generally employ a direct-to-patient and -provider model within our lymphedema portfolio, through which we obtain patient referrals from clinicians, manage insurance claims on behalf of our patients and their clinicians, deliver our solutions directly to patients and train them on the proper use of our solutions. This model allows us to engage directly with patients and clinicians, which are both critical audiences to which we can provide clinical evidence and education. For our respiratory therapy products, we have a durable medical equipment (“DME”) distribution model, utilizing mature comprehensive respiratory DME providers to service patients. We sell the AffloVest product to accredited DME providers. They gather and submit documentation for payer reimbursement, train patients on use of the device, and provide ongoing patient support. For the year ended December 31, 2023, we generated revenue of $274.4 million and had net income of $28.5 million. Our revenue increased 11% during the year ended December 31, 2023, compared to the year ended December 31, 2022.

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

Our current lymphedema products are the Flexitouch Plus and Entre Plus systems. A predecessor to our Flexitouch system received 510(k) clearance from the U.S. Food and Drug Administration (the “FDA”) in July 2002, and we introduced the system to address the many limitations of self-administered home-based manual lymphatic drainage therapy. We began selling our more advanced Flexitouch system after receiving 510(k) clearance from the FDA in October 2006. In September 2016, we received 510(k) clearance from the FDA for the Flexitouch system in treating lymphedema of the head and neck. In June 2017, we announced that we received 510(k) clearance from the FDA for the Flexitouch Plus, the third-generation version of our Flexitouch system. In December 2020, we received 510(k) clearance for two new indications for our Flexitouch Plus system: phlebolymphedema and lipedema. We introduced our Entre system in the United States in February 2013 and the second generation, Entre Plus, in March 2023. The Entre Plus system is sold or rented to patients who need a simple pump or who do not yet qualify for insurance reimbursement for an advanced compression device such as our Flexitouch Plus system. Sales and rentals of our lymphedema products generated $241.7 million, or 88%, of our revenue in 2023, and $212.3 million, or 86%, of our revenue in 2022.

On September 8, 2021, we acquired the assets of the AffloVest airway clearance product line from International Biophysics Corporation (“IBC”), a privately-held company which developed and manufactured AffloVest. AffloVest is a portable, battery-powered, wearable vest that provides airway clearance to treat patients with chronic respiratory conditions such as bronchiectasis or conditions resulting from neuromuscular disorders. The AffloVest product line generated $32.7 million, or 12%, of our revenue in 2023 and $34.5 million, or 14%, of our revenue in 2022.

To support the growth of our business, we continue to invest in our commercial infrastructure, consisting of our direct sales force, DME sales team, patient education team, reimbursement capabilities and clinical expertise. We are a national, accredited provider of home medical equipment services approved for coverage by private payers, Medicare, the Veterans Administration and certain Medicaid programs in the United States. Our field commercial team is focused on increasing clinician awareness of our lymphedema solutions. As of December 31, 2023, we employed 254 field sales representatives for our lymphedema products and a team of 16 supporting our airway clearance products. This compares to 241 field sales representatives (excluding 9 key account managers) for our lymphedema products and a team of 10 specialists supporting our airway clearance products as of December 31, 2022.

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

Health insurance coverage for our Flexitouch Plus and Entre Plus systems is in place with private payers, Medicare, the Veterans Administration and certain Medicaid programs. Based on our estimates, we are contracted or enrolled as an in-network provider with payers covering over 275 million lives in the United States. In 2023 we served over 77,000 patients with our compression therapy devices and cumulatively have served over 472,000 patients since they launched.

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

 Chronic Venous Insufficiency and Phlebolymphedema

The most common form of lymphedema in the Western world is phlebolymphedema, a mixed etiology swelling due to chronic venous insufficiency (“CVI”) and lymphatic insufficiency. The inability of the lymphatic system to adequately drain the interstitial fluid that accumulates in severe chronic venous hypertension causes this ‘combined’ condition, phlebolymphedema. CVI is prevalent among patients who are obese or pregnant and may also be caused by high blood pressure, trauma, lack of exercise, smoking, deep vein thrombosis and inflammation of the vein walls. As the valves deteriorate, blood is no longer able to effectively travel in the normal direction, leading to increased pressure in the vascular system, stretching and dilating vessels, which exacerbates the problem. Prolonged or untreated chronic venous insufficiency may cause an increase in the buildup of interstitial fluid (the fluid surrounding cells), which in turn, can cause skin and tissue changes that can permanently damage the lymphatic system. As hypertension increases, more fluid is pushed out of the vascular system leading to swelling, progressive tissue breakdown, skin infections and venous leg ulcers. Ulcers develop in areas with edema as swelling interferes with the movement of oxygen and nutrients through tissues, and if left untreated, these ulcers can quickly become infected or even gangrenous. Physicians diagnose chronic venous insufficiency based on appearance, symptoms and imaging techniques and classify it based upon a scale endorsed by the Society for Vascular Surgery.

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

In the fourth quarter of 2016 we expanded the indications for use of the Flexitouch system. We received U.S. FDA clearance to market a first-of-its-kind system to treat patients suffering from lymphedema of the head and neck, a frequent consequence of head and neck cancer and its treatment. Patient symptoms often include significant skin changes, pain and discomfort, as well as difficulty breathing and swallowing. The American Cancer Society estimates that there are 430,000 survivors of head and neck cancers in the United States, and more than 65,000 new patients are diagnosed each year. In a 2016 clinical publication, researchers at Vanderbilt University School of Medicine estimated that more than 75% of patients with head and neck cancer develop lymphedema requiring treatment. Our Flexitouch head and neck system is the only pneumatic compression device with an indication to treat patients suffering from debilitating head and neck lymphedema and our therapy is protected with several patents issued in 2022. We estimate the market opportunity for our Flexitouch head and neck system is approximately $1 billion in the United States, which is based on 75% of the total number of patients suffering from cancers of the head and neck and our average selling price per device. In June 2020, a study published in Supportive Care in Cancer recognized the effectiveness of Flexitouch in treating patients with head and neck related lymphedema. The study, led by Vanderbilt University was a pilot randomized clinical trial reflecting statistically significant reductions in swelling, pain and improvements in the ability to swallow. In addition, in September 2021, we initiated a randomized, controlled clinical trial evaluating the effectiveness of our Flexitouch Plus system for the treatment of head and neck lymphedema. We believe this study will represent the largest randomized, controlled clinical trial ever conducted for the treatment of head and neck cancer-related lymphedema. The trial will consist of approximately 250 subjects enrolled at ten clinical sites and will span three years.

Traditional Treatment and Limitations

A traditional treatment for lymphedema is complete decongestive therapy consisting of manual lymphatic drainage, which is a specialized application of gentle pressure to the skin applied by a trained therapist that encourages drainage of lymph fluid, as well as decongestive exercises, skin care and compression with multilayered bandages, compression garments or pumps. Typically, this therapy begins with clinic visits three to five times per week for four to eight weeks, which is costly, inconvenient for the patient, and time consuming. Access to therapy clinics can also be limited, leading to many patients not completing their prescribed in-clinic treatments. Following the in-clinic visits, typically clinical improvement plateaus or reimbursement for the therapy ends, and patients transition to self-administered home-based care. Manual lymphatic drainage is difficult for patients to self-administer due to limited range of motion and treatment techniques that are difficult to replicate, and pump-based compression using simple pumps can be uncomfortable and has not demonstrated the clinical and economic benefits of our Flexitouch advanced pneumatic pump. To address these limitations, our at-home Flexitouch Plus system was developed to provide automated lymphatic drainage therapy through an advanced, easy-to-use, self-applied at-home system. Peer-reviewed, published studies have shown that our Flexitouch Plus system provides improved quality of life and clinical outcomes and delivers significant cost savings to payers and patients.

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

Traditional Treatment and Limitations

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

Our Strategy

Our goal is to become the leader in the at-home treatment of select underserved chronic diseases. We intend to leverage our established product, service and fulfillment platforms to be a global provider of clinically proven easy-to-use and cost-effective solutions. The key elements of our strategy include:

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

Our Products

We market Flexitouch Plus and Entre Plus systems as at-home therapies for the treatment of lymphedema and chronic venous insufficiency. We market AffloVest as an at-home therapy intended to promote airway clearance. These products have received 510(k) clearance from the FDA to be marketed in the United States. We believe our products have unique features and benefits that address the shortcomings of traditional treatments, are more cost-effective and enable more consistent and effective therapy, leading to enhanced patient quality of life, improved clinical outcomes and reduced cost of care.

Flexitouch Plus System

Our Flexitouch Plus system is a fully automated, programmable, advanced pneumatic compression device, or APCD, designed for treatment of lymphedema in the home setting. Our Flexitouch Plus system has received 510(k) clearance for the treatment of lymphedema, phlebolymphedema, lipedema, certain types of other edema, venous insufficiencies and certain types of leg ulcers. We introduced our first-generation Flexitouch system in the United States in 2003, our second-generation Flexitouch system in 2006, and our third-generation Flexitouch system, the Flexitouch Plus, in 2018. The mechanism of action of our patented Flexitouch Plus system is designed to stimulate the lymphatic system similar to manual lymphatic drainage therapy, the current standard of care in patient treatment. By automating this technique, we believe our system offers an effective, cost-efficient, convenient and accessible at-home treatment for patients.

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

Entre Plus System

We introduced our Entre system in the United States in February 2013 to offer a lightweight, portable pneumatic compression solution for patients with cognitive or dexterity issues who need a basic (simple) pump or for patients who do not yet qualify for insurance coverage of an advanced compression device such as our Flexitouch Plus system. Our Entre system is a basic pneumatic compression device used for the at-home treatment of venous disorders including lymphedema and chronic venous insufficiency, including venous leg ulcers. Our Entre system is a pump with garments covering the arm or leg with eight chambers that inflate in sequence and remain inflated for a preset time period. In 2023, our second-generation system, Entre Plus, was introduced.

Kylee

In 2022, we introduced Kylee™, a free mobile application to help patients learn about lymphedema, track their symptoms and treatment, and share their progress with their doctor. The purpose behind Kylee is to help support and encourage patients to embrace self-care and become more educated about their condition. Our customers can use Kylee to track their orders for our devices and view onboarding tutorials for using the device. Once a patient starts using the device, they can use Kylee to record their treatments and symptoms, and capture photos of their condition for sharing with their healthcare team. Flexitouch Plus controllers include Bluetooth technology, which is viewable using Kylee.

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

In 2023, a patient preference study was published demonstrating a strong preference for the AffloVest over traditional bladder-style vests. 93% of symptomatic adults preferred the AffloVest to bladder-style vests and 90% reported the AffloVest therapy would fit with their lifestyle. The independent, randomized study of 30 vest-naïve adults was published in RT Magazine in June 2023.

Sales and Marketing

Unlike many of our competitors, we generally utilize a direct-to-patient and -provider model to market our lymphedema products directly to patients and clinics, providing high-quality customer service and capturing both the manufacturer and distributor margins for the majority of this business. The direct channel allows us to focus on two of our primary call points, vascular and oncology.

For AffloVest, we utilize the respiratory DME channel as our go-to-market method. Our utilization of DME representatives gives us access to a larger channel than competitors that market and sell directly. The respiratory DME channel also already serves the chronic respiratory community, enabling them to identify complex respiratory candidates who are regularly on other respiratory therapies (such as oxygen, nebulizers, non-invasive ventilators, etc.) and who might benefit from the use of our AffloVest. The below chart reflects these models:

Our direct-to-patient and -provider lymphedema business is composed of a direct sales force, patient training and support, reimbursement capabilities and medical expertise to educate, expand awareness, coordinate referrals and obtain payment for our products.

The chart below describes our U.S. direct-to-patient and -provider model for the majority of our lymphedema business.

We sell the AffloVest to DME providers in the U.S. that service patients and bill third-party payers for the product. The DME providers obtain the prescription and coordinate with patients and payers to determine insurance eligibility and payment. These DME providers are staffed by trained respiratory therapists who are required in some states to set up patients on at-home prescription respiratory therapies like AffloVest. We market to, and educate, DME providers and clinicians about the AffloVest advantages. As of December 31, 2023, we also employed a small group of respiratory specialists, who educate DME provider representatives, provide product demonstrations for targeted clinicians and support technical questions related to the AffloVest.

The chart below describes our DME model.

As of December 31, 2023, we employed 270 field sales representatives who provide support throughout the United States for our lymphedema and respiratory therapies compared to 251 field sales representatives as of December 31, 2022.

Our marketing team leads our efforts in brand development, product messaging, tradeshow attendance, medical educational forums, website development, social media and advertising.

Reimbursement, Payer Relations and Customer Support Process

Private insurers and other payers represented approximately 54% and 57% of our revenue in 2023 and 2022, respectively, while Medicare represented approximately 24% and 19% of our revenue in 2023 and 2022, respectively, Veterans Administration hospitals represented approximately 10% of our revenue in each of 2023 and 2022, and DME distributors represented approximately 12% and 14% of our revenue in 2023 and 2022, respectively. When we sell our solutions directly to patients, we generally bill third-party payers, such as commercial insurance or Medicare, on behalf of our patients and bill the patient for their copayment obligations and deductibles.

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

Our reimbursement function includes payer relations and reimbursement operations. Our payer relations function focuses on payer policy development and education for our entire portfolio, as well as contract negotiations for our direct business, and data analysis. Our reimbursement operations function is responsible for verifying patient insurance benefits, individual patient case development, prior authorization submissions, case follow-up, gathering documentation from clinics, and appeals when necessary. The reimbursement operations function is organized into regions so that each case is handled throughout the process by experts in specific payer requirements.

We have strong and established payer relationships, including most of the largest private payers in the United States. Based on our estimates, we are contracted or enrolled as an in-network provider with payers covering nearly 275 million lives. These contracts allow us to be an in-network provider for patients, enabling them to access our systems at a competitive rate and copay comparable to other suppliers and easing our administrative burden in processing authorizations and claims. We have enjoyed a consistent commercial payer approval rate of greater than 80% for the last seven years, and a greater than 90% Medicare claims submitted approval rate for the last seven years (post-arbitration and based on the number of claims, not dollar amount of claims, submitted across all our products). We began doing business with Medicare in 2007. We have an in-depth understanding of specific payer coverage criteria, and our submission materials are tailored to address an individual payer's distinct requirements. Our dedicated customer service team is available to answer patient questions regarding reimbursement, account status, device operation and troubleshooting during normal business hours. We receive no additional reimbursement for patient support, but provide high-quality customer service and continuity to enhance patient comfort, satisfaction, compliance and safety with our products.

Our Flexitouch Plus system controller is reimbursed under HCPCS code E0652, and our Entre Plus system controller is reimbursed under HCPCS code E0651. Garments that cover various parts of the body are used with these systems and billed using HCPCS codes E0656, E0657, E0667, E0668 and E0669. Our head and neck garments do not currently have billing codes assigned. To date, over 1,100 payers have paid for our products.

Our respiratory DME partners contract directly with commercial payers and regularly serve as a consolidated source for various respiratory-related therapies. The DME distributor obtains the prescription and, in coordination with the patient and payer, determines insurance eligibility and payment. The AffloVest is reimbursed under HCPCS code E0483, high frequency chest wall oscillation for bronchiectasis, and over 65 other ICD-10 diagnosis codes.

Research and Clinical Operations

We are committed to ongoing research and development as part of our efforts to be at the forefront of physician and patient preference in the area of chronic disease, especially lymphedema, cancer-related lymphedema, chronic venous insufficiency, bronchiectasis and other chronic respiratory conditions. Our research and development and clinical operations functions include scientists, clinical monitors and project managers with expertise in pneumatics, electronics, garment design, embedded software, mechanical design, sensors, manufacturing technologies and clinical trial management. Our current research and development efforts are focused primarily on improving design for ease-of-use, enhancing clinical functionality and reducing production costs of our solutions. Our clinical development efforts are focused on further differentiating our products from our competitors. We coordinate our development efforts with our intellectual property strategies in order to enhance our ability to obtain patent and other intellectual property protection. Our research and development expenses, including spending on our clinical evidence development efforts, totaled $7.8 million and $7.1 million for the years ended December 31, 2023 and 2022, respectively.

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

We have implemented a quality management system designed to comply with FDA regulations and International Standards Organization, or ISO, standards governing medical device products. In the United States, we and some of our manufacturers are required to manufacture our products in compliance with the FDA's Quality System Regulation, which covers the methods and documentation of the design, testing, control, manufacturing, labeling, quality assurance, packaging, storage and shipping for our products. We maintain a quality management system to control compliance with such requirements and have procedures in place designed to ensure that all products and materials purchased by us conform to our requirements and FDA regulations. Our quality management system has been certified to ISO 13485:2003 in 2012, 2014 and 2017, and to ISO 13485:2016 in 2019, 2020, 2021, 2022 and 2023. In 2021, we also received our Medical Device Single Audit Program (“MDSAP”) certification, which was renewed in 2023. An MDSAP allows an MDSAP-recognized Auditing Organization to conduct a single regulatory audit of a medical device manufacturer that satisfies the relevant requirements of the regulatory authorities participating in the program. Many of our manufacturers’ quality management systems also have been certified to ISO.

Order Fulfillment and Patient Education

With respect to our Flexitouch Plus and Entre Plus systems, once we have a complete patient order and appropriate documentation from the payer, we package and ship the system, configured to their physician's prescription, directly to the patient. We utilize third-party carriers for delivery and pick up of our devices. After delivery and when requested by our patient, we coordinate a virtual or at-home visit from one of our trainers to provide education and instruction on use and care of their therapy system. These trainers are professionally trained and instructed on proper use of our products. Patient visits are coordinated from our offices in Minneapolis and training sessions are assigned by our staff. Additional materials including training videos and support content is available on our website to support patients and their training needs. Kylee™ allows patients to manage their conditions by tracking treatments and symptoms, as well as having direct access to educational resources.

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

Competitors within the airway clearance market consist largely of three other HFCWO vest manufacturers: Baxter (formerly Hill-Rom), Philips Medical and Electromed. While we believe AffloVest’s portability and our use of DME distributors are differentiators, we anticipate that given the size of the airway clearance market, we will continue to see vigorous competition. We intend to further expand and support our respiratory DME relationships, as well as invest in product development, to better support this still-underserved area.

Government Regulation

Our systems are medical devices subject to extensive and ongoing regulation by numerous governmental authorities, principally the FDA, and corresponding state and foreign regulatory agencies.

FDA Regulation

In the United States, the FDA regulates medical devices, including the following activities that we perform, or that are performed on our behalf with respect to our devices: product design and development, pre-clinical and clinical testing, manufacturing, labeling, storage, servicing, premarket clearance or approval, record keeping, product marketing, advertising and promotion, sales and distribution, and post-marketing surveillance. Failure to comply with applicable U.S. requirements may subject us to a variety of administrative or judicial sanctions, such as warning letters, product recalls, product seizures, total or partial suspension of production or distribution, injunctions, fines, civil penalties and criminal prosecution. The FDA can also refuse to clear or approve pending applications.

Unless an exemption applies, each medical device we seek to distribute commercially in the United States requires marketing authorization from the FDA prior to distribution. The two primary types of FDA marketing authorizations applicable to a device are premarket notification, also called a 510(k) clearance, and premarket approval. The type of marketing authorization is generally linked to the classification of the device, which is based on the degree of risk the FDA determines to be associated with a device and the level of regulatory control deemed necessary to ensure the device's safety and effectiveness.

All of our past and current models of our Flexitouch, Entre and AffloVest systems are Class II devices under the FDA classification system requiring 510(k) clearance. We obtained 510(k) clearance for our Flexitouch system in October 2006 and for a discontinued predecessor system in July 2002. In September 2016, we received 510(k) clearance from the FDA for the Flexitouch system for treating lymphedema of the head and neck. In June 2017, we announced that we received 510(k) clearance from the FDA for the Flexitouch Plus, the third-generation version of our Flexitouch system. In December 2020, we received 510(k) clearance for two new indications for our Flexitouch Plus system: phlebolymphedema and lipedema. We obtained 510(k) clearance for our Entre system in May 2015. 510(k) clearance for the AffloVest system was obtained in 2013. All of our Class II devices have obtained 510(k) clearance and that status remains current as of the date of this filing.

After a device receives a 510(k) clearance or a premarket approval, any modification that could significantly affect its safety or effectiveness or that would constitute a major change in its intended use will generally require a new clearance or approval. Thus, modifications or changes in use of our existing devices will be evaluated to ensure ongoing compliance to the FDA requirements.

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

Any new Class II devices developed by us will be submitted to the FDA as required by the 510(k) process. Under this process, when a 510(k) clearance is required, we must submit a premarket notification to the FDA demonstrating that our proposed device is "substantially equivalent" to a previously cleared and legally marketed 510(k) device or a device that was in commercial distribution before May 28, 1976 for which the FDA has not yet called for the submission of a premarket approval application, which is commonly known as the "predicate device." In 2019, the FDA released an optional Safety and Performance Based Pathway for 510(k) clearance, which allows a submitter to demonstrate that an eligible new device of a well-understood type meets FDA-identified performance criteria to demonstrate that the device is as safe and effective as a legally marketed device. If the FDA determines that the device, or its intended use, is not substantially equivalent to a previously-cleared device or use, the FDA will issue a not substantially equivalent decision. This means the device cannot be cleared through the 510(k) process and will require marketing authorization through the premarket approval pathway. In September 2023 the FDA released additional draft guidance around best practices for selecting a predicate device to support a premarket notification submission which further provides best practices for selecting a predicate device.

A premarket approval application must be submitted to the FDA if the device cannot be cleared through the 510(k) process. The premarket approval application process is much more demanding and in-depth than the 510(k) premarket notification process and requires the payment of significant user fees. A premarket approval application must be supported by valid scientific evidence, which typically requires extensive data, including but not limited to technical, pre-clinical, clinical trials, manufacturing and labeling to demonstrate to the FDA's satisfaction reasonable evidence of safety and effectiveness of the device.

Failure to comply with applicable regulatory requirements can result in enforcement action by the FDA, which may include, but are not limited to, any of the following compliance and enforcement actions: warning letters, fines, injunctions, civil or criminal penalties, recall or seizure of our products, operating restrictions, partial suspension or total shutdown of production, denying our request for 510(k) clearance or premarket approval of new products, rescinding previously granted 510(k) clearances or withdrawing previously granted premarket approvals.

We are also subject to announced and unannounced inspections by the FDA, and these inspections may include the manufacturing facilities or other sites of our subcontractors to audit any part of our quality system. We were audited three times since January 2010 by the FDA and found to be in compliance with the Quality System Regulation. We cannot assure you that we can maintain a comparable level of regulatory compliance in the future at our facilities.

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

Centers for Medicare and Medicaid Services

Centers for Medicare and Medicaid Services, or CMS, requires providers and suppliers of products or services to attain and maintain accreditation in order to participate in federally funded healthcare programs. To attain and maintain accreditation, among other requirements companies are required to institute policies and procedures that formalize the interaction of the company with patients. Accrediting bodies that are approved (“deemed”) by CMS will perform audits of these policies and procedures every three years. Should a company fall out of compliance with the requirements of the accrediting body, expulsion from the Medicare program could follow. In May 2008, we became a Durable, Medical Equipment, Prosthetics, Orthotics, and Supplies accredited supplier by the Accreditation Commission for Health Care. This accreditation must be renewed every three years through a recredentialing process that includes an on-site review. We last renewed our accreditation with our accrediting body in May 2023. Maintaining our accreditation and Medicare enrollment requires that we comply with numerous business and customer support standards. If we are deemed out of compliance with accreditation standards our enrollment status in the Medicare program could be jeopardized, up to and including termination.

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

The Federal Anti-Kickback Statute applies to certain arrangements with healthcare providers, product end users and other parties, including marketing arrangements and discounts and other financial arrangements offered to our clinicians in connection with the sale of our products. The statute is very broad, but includes statutory safe harbors (such as a discount safe harbor) to ensure that if a company tailors its conduct in accordance with a safe harbor, it will not violate the statute.

Noncompliance with the Federal Anti-Kickback Statute can result in civil, administrative and criminal penalties, restrictions on our ability to operate in certain jurisdictions, and exclusion from participation in Medicare, Medicaid or other federal healthcare programs. In addition, to the extent we are found to not be in compliance, we may be required to curtail or restructure our operations.

The Ethics in Patient Referrals Act, commonly known as the "Stark Law," prohibits a physician from making referrals for certain "designated health services" payable by Medicare to an entity, including a company that furnishes durable medical equipment, in which the physician or an immediate family member of such physician has an ownership or investment interest or with which the physician has entered into a compensation arrangement unless an exception applies. Violation of the Stark Law could result in denial of payment, disgorgement of reimbursements received under a noncompliant arrangement, civil penalties and exclusion from Medicare or other Federal health care programs.

Additionally, because some of these laws continue to evolve, we lack definitive guidance as to the application of certain key aspects of these laws as they relate to our arrangements with providers. We cannot predict the final form that these regulations will take or the effect that the final regulations will have on us. As a result, our provider arrangements may ultimately be found to be non-compliant with applicable federal law.

False statements.    The federal false statements statute, relating to health care matters, prohibits knowingly and willfully falsifying, concealing, or omitting a material fact or making any materially false statement in connection with the delivery of healthcare benefits, items, or services. In addition to criminal penalties, violation of this statute may result in collateral administrative sanctions, including exclusion from participation in Medicare, Medicaid and other federal health care programs.

Federal False Claims Act and Civil Monetary Penalties Law.    The Federal False Claims Act provides, in part, that the federal government may bring a lawsuit against any person whom it believes has knowingly presented, or caused to be presented, any false or fraudulent request for payment from the federal government, or who has made a false statement or used a false record to get a claim paid or to avoid, decrease or conceal an obligation to pay money to the federal government or knowingly retained an overpayment. The Federal False Claims Act’s qui tam provisions have made it easier for private parties to bring whistleblower lawsuits against companies.

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

In addition, we bill Medicare Part B, Medicaid, the Veterans Administration and other insurers directly for lymphedema products provided to patients. As a result, we must comply with all laws, rules and regulations associated with filing claims with the Medicare program, including the Social Security Act, Medicare regulations, the Federal False Claims Act and the Civil Monetary Penalties Law, as well as a variety of additional federal and state laws. During an audit, insurers typically expect to find explicit documentation in the medical record to support a claim. Physicians and other clinicians, who are responsible for prescribing our products for patients, are expected to create and maintain the medical records that form the basis for the claims we submit to Medicare and other insurers. Any failure to properly document the medical records for patients using our products could invalidate claims, impair our ability to collect submitted claims and subject us to overpayment liabilities, Federal False Claims Act liabilities and other penalties including exclusion from the Medicare, Medicaid, other government health care programs or private insurance programs.

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

The U.S. Foreign Corrupt Practices Act and Other Anti-Corruption Laws.    We may be subject to a variety of domestic and foreign anti-corruption laws with respect to our regulatory compliance efforts and operations. The U.S. Foreign Corrupt Practices Act (the “FCPA”) is a criminal statute that prohibits an individual or business from paying, offering, promising or authorizing the provision of money (such as a bribe or kickback) or anything else of value (such as an improper gift, hospitality, or favor), directly or indirectly, to any foreign official, political party or candidate for the purpose of influencing any act or decision in order to assist the individual or business in obtaining, retaining, or directing business or other advantages (such as favorable regulatory rulings). In addition to the FCPA, there are other federal and state anti-corruption laws to which we may be subject, including, the U.S. domestic bribery statute contained in 18 USC § 201 (which prohibits bribing U.S. government officials) and the U.S. Travel Act (which in some instances addresses private-sector or commercial bribery both within and outside the United States). Also, a number of other countries have their own domestic and international anti-corruption laws, such as the UK Bribery Act 2010.

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

State and federal transparency/reporting requirements.    As part of the Patient Protection and Affordable Care Act, or ACA, the Federal government has created a transparency program known as Open Payments (the Physician Payments Sunshine Act) which requires applicable manufacturers of drugs, devices, biologicals and medical supplies to report annually to the CMS, an agency within the U.S. Department of Health and Human Services, or HHS, information related to payments and other transfers of value provided to physicians and teaching hospitals (“covered recipients”) and certain ownership and investment interests held by physicians and their immediate family members. Beginning in 2021, tracking and reporting was expanded to include additional covered recipients, namely physician assistants, nurse practitioners, clinical nurse specialists, certified registered nurse anesthetists and certified nurse-midwives. Failure to submit timely, accurate and complete information may result in significant civil monetary penalties for "knowing failures to report." Certain states have their own versions of the Physician Payments Sunshine Act, and may also require implementation of commercial compliance programs and compliance with the device industry's voluntary compliance guidelines and the relevant compliance guidance promulgated by the federal government, impose restrictions on marketing practices, and/or prohibition and tracking and reporting of gifts, compensation and other remuneration or items of value provided to physicians and other healthcare professionals and entities.

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

CMS, which is the agency within the Department of Health and Human Services that administers both Medicare and Medicaid, has the authority to decline to cover particular products or services if it determines that they are not "reasonable and necessary" for the treatment of Medicare beneficiaries. A coverage determination for a product, which establishes the indications that will be covered, and any restrictions or limitations, can be developed at the national level by CMS through a National Coverage Determination, or NCD, or at the local level through a Local Coverage Determination, or LCD, by a regional Medicare Administrative Contractor, which is a private contractor that processes and pays claims on behalf of CMS for the geographic area where the services were rendered. Obtaining a coverage determination, whether an NCD or LCD, is a time-consuming, expensive and highly uncertain endeavor, especially for a new device. Under the current NCD that has been effective since January 14, 2002, pneumatic compression devices, or PCDs, including our products, are covered for the treatment of lymphedema or for the treatment of chronic venous insufficiency with venous stasis ulcers. A LCD, administered by the two Medicare Administrative Contractors responsible for processing durable medical equipment claims, sets forth additional coverage criteria that impacts Medicare coverage for our products. The validity of the coverage criteria in the LCD is currently under dispute in the District Court of the District of Columbia. Our Medicare business was 24% of revenue in 2023 compared to 19% in 2022.

Because Medicare criteria is extensive, we have a team dedicated to educating clinicians to help them understand how Medicare policy affects their patients and the medical record documentation needed to meet Medicare requirements. We maintain open communication with physician key opinion leaders and with Medicare contractors to provide data as it becomes available that could potentially influence coverage decisions. We also continue to closely monitor our Medicare business to identify trends that could have a negative impact on certain Medicare patients' access to our products, which in turn could have an adverse effect on our business and results of operations.

Commercial payers that reimburse for our products do so in a variety of ways, depending on the insurance plan's policies, employer and benefit manager input, and contracts with their provider network. Moreover, Medicaid programs and some commercial insurance plans, especially Medicare Advantage plans (commercial insurers that are administering Medicare benefits to certain beneficiaries), are frequently influenced by Medicare coverage determinations. In working with payers who follow Medicare criteria, we have focused on clear communications with insurers to ensure mutual understanding of criteria interpretation, which differs significantly among the plans from very restrictive to quite lenient, and we then work closely with clinicians to educate them accordingly. While this approach has had positive impact, we do not know if or when additional payers may adopt more restrictive criteria like the LCD nor do we know how they will choose to interpret it.

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

Patents

Our patent portfolio consists of four sets of patents, including patents relating to our Flexitouch system, our AffloVest system and other related technologies. As of December 31, 2023, we owned about 171 issued patents globally, of which 63 were issued U.S. patents. As of December 31, 2023, we owned about 24 pending patent applications pending globally, of which 9 were pending patent applications in the United States. Our U.S. issued patents have varying patent terms, expiring between 2024 and through at least 2040, subject to payment of required maintenance fees, annuities and other charges. U.S. patents covering various aspects of our Flexitouch system expired in 2017.

Trademarks

We have registered the trademarks Tactile Medical, Flexitouch, Flexitouch Plus, the Flexitouch logo design, ComfortEase, Entre, AffloVest, AffloVest Pro, and Kylee with the United States Patent and Trademark Office on the Principal Register. We rely in the United States on common law rights to the Tactile Medical design trademark. The Tactile Medical trademark is registered in Australia and Japan, and the AffloVest trademark is registered in Australia, the European Union, New Zealand and the United Kingdom.

Seasonality

Our business is affected by seasonality. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Seasonality.”

Human Capital Resources

As a company, our focus is on developing and selling solutions that help increase clinical efficacy, reduce overall healthcare costs and improve the quality of life for patients with chronic conditions by treating them at home. We believe the strength of our employees is the cornerstone to achieving these goals. As of December 31, 2023, we had 992 employees. We have 592 employees who are based throughout the United States, as well as 400 employees who are primarily based in our corporate/manufacturing locations in the Minneapolis metropolitan area. Our employees are our most important resource and they set the foundation for our ability to achieve our strategic objectives.

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

Total Rewards: Rewarding and supporting our employees is essential to Company morale. To maintain a competitive salary and benefits package, we utilize an independent third party to evaluate employee compensation. We continue to explore and utilize benefits options in line with our growing and diverse workforce to attract and retain top talent. These benefits include but are not limited to retirement savings, an employee stock purchase plan, a variety of health insurance options, including dental and vision, discounts on healthy foods and fitness memberships, disability insurance, paid maternity/paternity leave, and a company volunteer program providing employees paid time to give back to the community.

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

Talent and Retention: In 2023, we continued to focus on recruitment, hiring, and retention to ensure high quality talent and a strong fit for specific roles within the Company. Our recruitment efforts are expanding through strong recruiting and hiring processes, as well as the expansion of our new internship program in 2023. The company intranet facilitates employee inclusion, provides resources, and advances transparent communication efforts. We also introduced a number of new learning and development options for our team members in 2023.

We continue to be diligent and remain focused on our employee engagement strategies, including through exit interview analyses, talent management and retention risk analyses and periodic employee engagement surveys.

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

In addition, payers often conduct routine audits and request customer records and other documents to support claims submitted for payment. Recent increases in the frequency and scope of such audits, as well as findings as a result of such audits, could lead to our inability to collect receivables, or require us to repay amounts previously received, which could adversely affect our business and results of operations.

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

We rely on third-party manufacturers and suppliers to supply all components and materials used in our Flexitouch Plus, Entre Plus and AffloVest systems. Our ability to supply our products commercially depends, in part, on our ability to obtain components and materials in accordance with our specifications and with regulatory requirements and in sufficient quantities to meet demand for our products. Our ability to obtain components and materials may be affected by matters outside our control, including that our suppliers may cancel our arrangements on short notice, we may be relatively less important as a customer to certain suppliers and our suppliers may have disruptions to their operations.

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

Our lymphedema products accounted for 88% and 86% of our revenue for the years ended December 31, 2023 and 2022, respectively. We expect that sales of our lymphedema products will continue to account for a majority of our revenue going forward. Therefore, our ability to execute our growth strategy will depend not only upon increasing awareness of lymphedema, but also on the adoption of our products to treat this condition. Many physicians and clinicians may have experience with, and/or invested substantial resources in, developing expertise in traditional or alternative treatments for lymphedema, which may make them less willing to adopt our products. If our lymphedema products fail to achieve wide market acceptance for any reason, our business, financial condition and results of operations could be adversely affected.

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

At the height of the pandemic, our direct sales force experienced increased turnover and difficulty in recruiting qualified replacements. The recruiting and retention of our sales force remains an important element of our commercial execution. Our future success depends largely on our ability to hire, train, retain and motivate skilled sales personnel with significant technical knowledge of lymphedema, chronic venous insufficiency and bronchiectasis. Failure to hire or retain qualified sales personnel would prevent us from building awareness of our solutions, expanding our business and maintaining or generating additional sales. If we are unable to maintain or expand our sales and marketing capabilities, we may not be able to effectively commercialize our products, which could have an adverse impact on our business.

For our respiratory therapy products, we rely on DME providers for all aspects of sales, reimbursement, training and support. Our future success with respect to our respiratory therapy products depends largely on our ability to maintain and expand relationships with our current, and to enter into relationships with new, distributors of our airway clearance products. Our ability to continue to market, distribute, and sell our airway clearance products may be at risk if key or multiple of the DME providers choose to stop selling our products or if we are unable to enter into relationships with new distributors. Further, because we fully rely on DME providers related to sales of our AffloVest product, any disruption affecting those DMEs could adversely impact our results, such as the large DME provider that experienced slowed placements of AffloVest due to eligibility requirement changes that led to the decrease in our airway clearance product line revenue in 2023.

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

Our business, financial condition and results of operations may be negatively impacted by health epidemics or other outbreaks, such as the COVID-19 pandemic.

The United States economy in general and our business specifically were negatively affected by the COVID-19 pandemic, including a decline in the number of patients that healthcare facilities and clinics are able to treat due to enhanced safety protocols, particularly during most of 2020 and 2021, and during the first quarter of 2022, and staffing challenges, both in our organization and at the clinics we serve, as another lingering consequence of the COVID-19 pandemic. While we saw further recovery in 2023 the full consequences of the pandemic remain uncertain.

Further, the extent to which the COVID-19 pandemic, including any resurgence or variant strains of the virus, or other health epidemics and disease outbreaks, will impact our business, financial condition and results of operations in the future will depend on future developments, which are highly uncertain and cannot be predicted, including, but not limited to, the duration, spread, severity, and impact the effects on our clinician customers and their patients, our suppliers and our payers, and the remedial actions, any vaccine mandates and stimulus measures adopted by governmental authorities. Any health epidemics or other disease outbreaks could have a material adverse effect on our business, financial condition and results of operations.

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

The medical device industry is highly competitive. Our success depends, in part, upon our ability to maintain a competitive position in the development of technologies and solutions for the at-home treatment of lymphedema, chronic venous insufficiency and chronic respiratory conditions or for market adjacencies. Any product we develop will have to compete for market acceptance and market share. We face significant competition, and we expect the intensity of competition will increase over time. Our primary competitors are Bio Compression Systems, Inc., Lympha Press USA, Baxter (formerly Hill-Rom), Philips Medical and Electromed. Other competitors include Medi, Airos Medical, Inc., NormaTec Industries and Koya Medical. Some of the companies developing or marketing competing products enjoy several competitive advantages, including:

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

We bill Medicare Part B, Medicaid, the Veterans Administration and other insurers directly for sales and rentals of lymphedema products. As a result, we must comply with all laws, rules and regulations associated with filing claims with the Medicare program, including the Social Security Act, Medicare regulations, the Federal False Claims Act and the Civil Monetary Penalties Law, as well as a variety of additional federal and state laws. During an audit, insurers typically expect to find explicit documentation in the medical record to support a claim. Physicians and other clinicians, who are responsible for prescribing our products for patients, are expected to create and maintain the medical records that form the basis for the claims we submit to

Medicare and other insurers. Any failure to properly document the medical records for patients using our products could invalidate claims, impair our ability to collect submitted claims and subject us to overpayment liabilities, False Claims Act liabilities and other penalties including exclusion from the Medicare, Medicaid or private insurance programs. Our reimbursement operations group is responsible for verifying and managing patient claims for our lymphedema products. This group works with physicians and other clinicians to educate physicians and other clinicians on their record keeping responsibilities. From time to time our reimbursement operations group identifies situations where the documentation is missing, incomplete or could be questioned by Medicare or other insurers, and revises its procedures to strengthen our controls, audits and oversight compliance systems based on our experience with Medicare contractors, Medicaid, insurers, physicians and other clinicians. If our procedures are not sufficient to detect deficiencies in the medical records of patients or such procedures are not updated in a timely manner before claims are submitted to Medicare or other insurers, or if the Medicare program or other insurer disagrees with the way the medical necessity support for prescribing our products has been documented, we could face potential liabilities for submitting claims based on inadequate records.

The size of the market for our products is an estimate, and may be smaller than we believe.

Our estimate of the total addressable market for our products is based on a number of internal and third-party estimates. In addition, our internal estimates are based in large part on current trends in diagnosing lymphedema, chronic venous insufficiency and chronic respiratory conditions. While we believe these factors have historically provided and may continue to provide us with effective tools in estimating the total market for lymphedema, chronic venous insufficiency, chronic respiratory conditions and our products, these estimates may not be correct and the conditions supporting our estimates may change at any time, thereby reducing the predictive accuracy of these underlying factors. As a result, our estimates of the total addressable market for our products may prove to be incorrect. In addition, changes in underlying causes or risk factors for diseases that our products treat, such as the impact of GLP-1 drugs on obesity, could impact our estimates of the total addressable market. If the actual number of patients who would benefit from our products and the total addressable market for our products is smaller than we have estimated, our future growth could be adversely impacted.

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

As a healthcare provider participating in governmental healthcare programs, we are subject to complex laws and regulations directed at preventing fraud and abuse, which subject our marketing, billing, documentation and other practices to government scrutiny. To ensure compliance with Medicare, Medicaid and other regulations, government agencies or their contractors often conduct routine audits and request customer records and other documents to support claims submitted for payment of services rendered. Medicare has engaged a variety of contractors to audit claims submitted to the government, including Medicare Administrative Contractors, Recovery Audit Contractors, Supplemental Medical Review Contractors and Unified Program Integrity Contractors. Recovery Audit Contractors are compensated based on a percentage of overpayments they find or collect. Unified Program Integrity Contractors focus on potential fraud and frequently make referrals to the Office of Inspector General or the Department of Justice to pursue criminal or civil action against providers. The increased number of Medicare contractors, with their focus on recovering overpayments and identifying fraud, creates increased risk to providers like us that submit claims to federal government programs. The Office of Inspector General and the Department of Justice also initiate their own investigations into possible violations of applicable laws and regulations.

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

Our products are medical devices subject to extensive regulation in the United States. The FDA and other U.S. and foreign governmental agencies regulate, among other things, with respect to medical devices:

●	design, development and manufacturing;
●	establishment registration and product listing;
●	testing, labeling, content and language of instructions for use, storage and servicing;
●	clinical trials;
●	product safety;
●	marketing, sales and distribution;
●	unique device identifiers;
●	premarket clearance and approval;
●	record keeping procedures;
●	advertising and promotion;
●	recalls and field safety corrective actions;
●	post-market surveillance, including reporting of deaths or serious injuries and malfunctions that, if they were to recur, could lead to death or serious injury;
●	post-market approval studies; and
●	product import and export.

Unless an exemption applies, each medical device we seek to distribute commercially in the United States requires marketing authorization from the FDA prior to distribution. The two primary types of FDA marketing authorizations applicable to a medical device are premarket notification, also called a 510(k) clearance, and premarket approval. The type of marketing authorization is generally linked to the classification of the device. When a 510(k) clearance is required, we must submit a premarket notification to the FDA demonstrating that our proposed device is "substantially equivalent" to a legally marketed device previously found substantially equivalent through a 510(k) premarket notification, a legally marketed device which has been reclassified from high to low or moderate risk or a legally marketed device in commercial distribution before May 28, 1976 for which the FDA does not require the submission of a premarket approval application. Such a device is commonly known as a ‘‘predicate device.’’ In 2019, the FDA released an optional Safety and

Performance Based Pathway for 510(k) clearance, which allows a submitter to demonstrate that an eligible new device of a well-understood type meets FDA-identified performance criteria to demonstrate that the device is as safe and effective as a legally marketed device. The FDA may require further information, including clinical data, to make a determination regarding substantial equivalence. A medical device may be found not to be equivalent if it has different intended uses from the predicate device or possesses different technological characteristics from the predicate device which raise new questions of safety and effectiveness. A premarket approval application must be submitted to the FDA if the device cannot be cleared through the 510(k) process. The premarket approval application process is much more demanding and in-depth than the 510(k) premarket notification process and requires the payment of significant user fees. A premarket approval application must be supported by valid scientific evidence, which typically requires extensive data to demonstrate the reasonable assurance of safety and effectiveness of the device. The approval process involves FDA review of information, including but not limited to, technical, pre-clinical (bench and/or animal), clinical trials, manufacturing and labeling. The FDA clearance and approval processes frequently take longer than anticipated due to increasing FDA demands for clarification of data or new data requirements.

If there is no predicate device that would permit the device to be cleared through the 510(k) path and the device is not 510(k)-exempt, then the FDA will automatically classify the device as a Class III high risk product which requires premarket approval. In the event of this possibility, the sponsor can request a risk-based classification determination for the device in accordance with the FDA’s De Novo classification request process, which is a route to market for novel medical devices that are low to moderate risk and are not substantially equivalent to a predicate device. A company files a De Novo request when it does not have a predicate to which it can claim substantial equivalence. The FDA reviews the request for a De Novo decision and grants or denies the request. If the request is granted, the FDA issues an order indicating that the device may legally be marketed and the device is classified as a Class I or II device, depending on risk. Once a device is classified through the De Novo process, future devices from the company or a competitor may use that device as a 510(k) predicate. The advantage of the De Novo process is that it generally requires less data than a premarket approval. The disadvantage is that it may require more data than a 510(k) and most often will include human clinical data. The FDA may move devices with slightly different proposed indication statements or different technological features off the 510(k) path and on to the De Novo path resulting in more time and expense for the company.

Both the 510(k) and premarket approval processes can be expensive and lengthy and require the payment of significant fees, unless an exemption applies and no FDA approval is required. The FDA's 510(k) clearance process usually takes from approximately three to 12 months, but may take longer. The process of obtaining a premarket approval is much more costly and uncertain than the 510(k) clearance process and generally takes from approximately one to five years, or longer, from the time the application is submitted to the FDA until an approval is obtained. The process of obtaining regulatory clearances or approvals to market a medical device can be costly and time consuming, and we may not be able to obtain these clearances or approvals on a timely basis, if at all.

In the United States, our currently commercialized products are marketed pursuant to 510(k) premarket clearances under Section 510(k) of the Federal Food, Drug and Cosmetic Act, or FDCA. If the FDA requires us to go through a lengthier, more rigorous examination for future products or modifications to existing products than we had expected our product introductions or modifications could be delayed or canceled, which could cause our sales to decline. In addition, the FDA may determine that future products will require the more costly, lengthy and uncertain premarket approval process. Although we do not currently market any devices under a premarket approval the FDA may demand that we obtain a premarket approval prior to marketing certain of our future products. In addition, if the FDA disagrees with our determination that a product we currently market is subject to an exemption from premarket review, the FDA may require us to submit a 510(k) or premarket approval application in order to continue marketing the product. Further, even with respect to those future products where a premarket approval is not required, we cannot assure you that we will be able to obtain the 510(k) clearances required with respect to those products.

The FDA can delay, limit or deny clearance or approval of a device for many reasons, including:

●	for non-premarket approval devices, failure of the applicant to demonstrate to the FDA's satisfaction that its products meet the definition of "substantial equivalence" or meet the standard for the FDA to grant a petition for De Novo classification;

●	failure of the applicant to demonstrate that there is reasonable assurance that the medical device is safe or effective under the conditions of use prescribed, recommended or suggested in the proposed labeling;
●	insufficient data from the pre-clinical studies and clinical trials; and/or
●	the manufacturing processes, methods, controls or facilities used for the manufacture, processing, packing or installation of the device do not meet applicable requirements.

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

If we fail to obtain and maintain regulatory clearances or approvals our ability to sell our products and generate revenue will be materially harmed.

In addition, the FDA may change its clearance and approval policies, adopt additional regulations or revise existing regulations, or take other actions which may prevent or delay approval or clearance of our products under development or impact our ability to modify our currently approved or cleared products on a timely basis. For example, in response to industry and healthcare provider concerns regarding the predictability, consistency and rigor of the 510(k) regulatory pathway, the FDA published new guidance on the 510(k) regulatory pathway in 2014, and again in 2023 through draft guidance, which altered and clarified the manner in which the 510(k) regulatory pathway is administered and interpreted. The FDA intends these reform actions to improve the efficiency and transparency of the clearance process, as well as bolster patient safety. Any new guidance could impose additional regulatory requirements upon us which could delay our ability to obtain new 510(k) clearances, increase the costs of compliance or restrict our ability to maintain our current clearances. In addition, as part of the Food and Drug Administration Safety and Innovation Act, Congress reauthorized the Medical Device User Fee Amendments with various FDA performance goal commitments and enacted several "Medical Device Regulatory Improvements" and miscellaneous reforms which are further intended to clarify and improve medical device regulation both pre- and post-market.

Medical devices may only be promoted and sold for the indications for which they are approved or cleared unless an exemption applies. In addition, even if the FDA has approved or cleared a product, it can take action affecting such product approvals or clearances if serious safety or other problems develop in the marketplace. Delays in obtaining clearances or approvals could adversely affect our ability to introduce new products or modifications to our existing products in a timely manner, which would delay or prevent commercial sales of our products. Additionally, the FDA and other regulatory authorities have broad enforcement powers. Regulatory enforcement or inquiries, or other increased scrutiny on us, could affect the perceived safety and efficacy of our products and dissuade patients and clinicians from using our products.

If clinical studies of our future products do not produce results necessary to support regulatory clearance or approval in the United States or, with respect to our current or future products, elsewhere, we will be unable to expand the indications for or commercialize these products.

We will likely need to conduct additional clinical studies in the future to support new indications for our products or for clearances or approvals of new product lines, or for the approval of the use of our products in some foreign countries. Clinical testing can take many years, can be expensive and carries uncertain outcomes. The initiation and completion of any of these studies may be prevented, delayed, or halted for numerous reasons.

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

The Federal Anti-Kickback Statute prohibits, among other things, knowingly and willfully offering, paying, soliciting or receiving remuneration, whether directly or indirectly and overtly or covertly, to induce or in return for purchasing, leasing, ordering, or arranging for the purchase, lease or order of any healthcare item or service reimbursable under Medicare, Medicaid, or other federal healthcare programs. The statutory exceptions and regulatory safe harbors protecting certain common activities from prosecution are drawn narrowly, and any remuneration to or from a prescriber or purchaser of healthcare products or services may be subject to scrutiny if they do not qualify for an exception or safe harbor. Our practices may not in all cases meet all of the criteria for safe harbor protection from anti-kickback liability.

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

In addition, there are many federal and state regulations covering payments made to physicians. The ACA imposed new reporting and disclosure requirements on device and drug manufacturers for any "transfer of value" made or distributed to teaching hospitals and other qualified healthcare providers. Device and drug manufacturers are also required to report and disclose any investment interests held by physicians and their immediate family members during the preceding calendar year. Failure to submit required information may result in significant civil monetary penalties for all payments, transfers of value or ownership or investment interests not reported in an annual submission. Manufacturers are required to collect data and are required to submit their data reports to CMS for each calendar year by the 90th day of the subsequent calendar year.

Certain states have their own versions of the Physician Payments Sunshine Act, and may also mandate implementation of compliance programs and/or the tracking and reporting of gifts, compensation and other remuneration to physicians or other healthcare professionals. The shifting compliance environment and the need to build and maintain robust and expandable systems to comply with different compliance and/or reporting requirements in multiple jurisdictions increase the possibility that a manufacturer may violate one or more of the requirements.

The Federal Civil Monetary Penalties Law prohibits, in part, the offering or giving of remuneration to a Medicare or Medicaid beneficiary that the person knows or should know is likely to influence the beneficiary's selection of a particular supplier of items or services reimbursable by a Federal or state governmental program. We sometimes offer customers various discounts and other financial incentives in connection with the sales of our products. While it is our intent to comply with all applicable laws, the government may find that our marketing activities violate the Civil Monetary Penalties Law. If we are found to be in noncompliance, we could be subject to significant civil money penalties for each wrongful act, assessment of three times the amount claimed for each item or service and exclusion from the Federal healthcare programs.

The scope and enforcement of each of these laws is uncertain and subject to rapid change in the current environment of healthcare reform, especially in light of the lack of applicable precedent and regulations in some areas. If our operations are found to be in violation of any of the laws described above or any other government regulations that apply to us, we may be subject to penalties, including civil and criminal penalties, damages, fines and the curtailment, restructuring, or restricting of our operations. Any penalties, damages, fines, curtailment or restructuring of our operations could harm our ability to operate our business and our financial results. Responding to any action or threat of action against us for violation of these laws, even if we successfully defend against it, could cause us to incur significant legal expenses and divert our management's attention from operation of our business. Moreover, achieving and sustaining compliance with applicable federal and state fraud laws may prove costly.

Failure to maintain the licenses and accreditations necessary to operate under our direct-to-patient and -provider model would adversely affect our business.

To continue operating our business under our direct-to-patient and -provider model, we must maintain our Durable Medical Equipment certification from the Accreditation Commission for Health Care. In May 2008, we became a Durable, Medical Equipment, Prosthetics, Orthotics, and Supplies accredited supplier by the Accreditation Commission for Health Care. This accreditation status must be renewed every three years through a recredentialing process that includes an on-site review. We last renewed our accreditation with our accrediting body in May 2023. If we are deemed out of compliance with accreditation standards, our enrollment status in the Medicare program could be jeopardized, up to and including termination. In addition to maintaining our Durable Medical Equipment certification from the Accreditation Commission for Health Care, we also must maintain certain state-required licenses. If we were found to be noncompliant, we could lose our licensure in that state. Losing any license could subject us to financial penalties and/or prohibit us from selling our current or future products to patients in a particular state and our business, financial condition and results of operations could be adversely affected as a result of any such prohibition.

Our products are currently made available to authorized users of the Department of Veterans Affairs Federal Supply Schedule and if we were no longer eligible to sell our products through such channel, our business may be adversely affected.

Our Flexitouch Plus system is eligible for reimbursement by the Department of Veterans Affairs and included on the Federal Supply Schedule pricing program, established by Section 603 of the Veterans Health Care Act of 1992. To be eligible for this program, we must comply with additional laws and requirements applicable to our operations and manufacturing processes. Our Entre Plus system is available for purchase by the Department of Veterans Affairs off contract. If we were to lose eligibility for reimbursement by the Department of Veterans Affairs, our business, financial condition and results of operations could be adversely affected.

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

Our marketed products are subject to Medical Device Reporting, or MDR, obligations, which require that we report to the FDA any incident in which our products may have caused or contributed to a death or serious injury, or in which our products malfunctioned and, if the malfunction were to recur, it could likely cause or contribute to a death or serious injury. The timing of our obligation to report under the MDR regulations is triggered by the date we become aware of the adverse event as well as the nature of the event. We may fail to report adverse events of which we become aware within the prescribed timeframe. We may also fail to recognize that we have become aware of a reportable adverse event, especially if it is not reported to us as an adverse event, if it is an adverse event that is unexpected, if the occurrence of the adverse event is not immediately associated with our product, or if an adverse event occurs subsequent to completing use of our product. If we fail to comply with our reporting obligations, the FDA could take action including warning letters, untitled letters, administrative actions, criminal prosecution, imposition of civil monetary penalties, revocation of our device clearances, seizure of our products, or delay in clearance of future products.

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

Companies are required to maintain certain records of recalls and corrections, even if the recall or correction itself is not reportable to the FDA. We may initiate voluntary recalls or corrections for our products in the future that we determine do not require notification of the FDA. If the FDA disagrees with our determinations, they could require us to report those actions as recalls and we may be subject to enforcement action.

If we or our component manufacturers fail to comply with the FDA's Quality System Regulation, our manufacturing operations could be interrupted, and our product sales and operating results could suffer.

We and many of our component manufacturers are required to comply with the FDA's Quality System Regulation, or QSR, which covers the procedures and documentation of the design, testing, production, control, quality assurance, labeling, packaging, sterilization, storage and shipping of our devices. The FDA audits compliance with the QSR through periodic announced and unannounced inspections of manufacturing sites and other applicable facilities. We and our component manufacturers have been, and anticipate in the future being, subject to such inspections. We cannot provide assurance that any future inspection will not result in adverse findings with respect to our QSR compliance. If our manufacturing facilities or those of any of our component manufacturers or suppliers are found to be in violation of applicable laws and regulations, or we or our manufacturers or suppliers fail to take satisfactory corrective action in response to an adverse inspection, the FDA could take enforcement action, including one or more of the following non-exclusive sanctions:

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

From time to time, legislation is drafted and introduced that could significantly change the statutory provisions governing the clearance or approval, manufacture and marketing of a medical device. In addition, FDA and other applicable regulations and guidance are often revised or reinterpreted in ways that may significantly affect our business and our products, and new regulations or guidance documents may be promulgated. It is impossible to predict whether legislative changes will be enacted or regulations, guidance or interpretations changed or added, and what the impact of such changes or additions, if any, may be.

Healthcare regulatory reform may affect our ability to sell our products profitably.

In the United States, the legislative landscape, particularly as it relates to healthcare regulation and reimbursement coverage, continues to evolve. In March 2010 the ACA was passed and substantially changed healthcare financing by both governmental and private insurers.

Other legislative changes have been proposed and adopted in the United States since the ACA was enacted. The Budget Control Act of 2011 requires, among other things, mandatory across-the-board reductions in Federal spending, also known as sequestration. The American Taxpayer Relief Act of 2012 postponed sequestration for two months. As required by law, a sequestration order was issued on March 1, 2013. As a result of the sequestration order, Medicare Fee-for-Service claims with dates-of-service or dates-of-discharge on or after April 1, 2013 will continue to incur a 2% reduction in the Medicare payment until further notice. Claims for durable medical equipment, prosthetics, orthotics and supplies, including claims under the DME Competitive Bidding Program, are reduced by 2% based upon whether the date-of-service, or the start date for rental equipment or multi-day supplies, is on or after April 1, 2013. This 2% reduction based on the sequestration was suspended in 2020 due to the public health emergency, and Congress extended the sequestration moratorium through March 31, 2022. From April 1, 2022 through June 30, 2022, the reduction went back into effect at a 1% reduction level, and beginning July 1, 2022, the reduction returned to a 2% reduction level. We expect that additional state and federal healthcare reform measures will be adopted in the future, any of which could limit the amounts that federal and state governments will pay for healthcare products and services, which could result in reduced demand for our products or additional pricing pressures.

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

We are subject to healthcare fraud and abuse regulation and enforcement by federal and state governments, which could adversely impact our business. Healthcare fraud and abuse and health information privacy and security laws potentially applicable to our operations include:

●	the federal Anti-Kickback Statute, which applies to our marketing practices, educational programs, pricing policies and any relationships with healthcare providers, by prohibiting, among other things, soliciting, receiving, offering or providing remuneration, whether directly or indirectly and overtly or covertly, intended to induce the referral of an individual for (i) the furnishing or the arranging for the furnishing of items or services reimbursable under a federal healthcare program, such as Medicare or Medicaid; or (ii) the purchase, lease or order of, or the arrangement or recommendation of the purchasing, leasing or ordering of, of an item or service reimbursable under a federal healthcare program. Courts have ruled that a person or entity does not need to have actual knowledge of this statute or specific intent to violate it to have committed a violation;
●	federal civil and criminal false claims laws and civil monetary penalty laws, including civil whistleblower or qui tam actions that prohibit, among other things, knowingly presenting, or causing to be presented, claims for payment or approval to the federal government that are false or fraudulent, knowingly making a false statement material to an obligation to pay or transmit money or property to the federal government, knowingly concealing or knowingly and improperly avoiding or decreasing an obligation to pay or transmit money or property to the federal government or knowingly offering remuneration to influence a Medicare or Medicaid beneficiary's selection of health care providers. The government may assert that a claim, including items or services resulting from a violation of the federal Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the false claims statutes;
●	HIPAA and its implementing regulations, which created federal criminal laws that prohibit, among other things, executing a scheme to defraud any healthcare benefit program or making false statements relating to healthcare matters;
●	HIPAA, as amended by HITECH, also imposes certain regulatory and contractual requirements regarding the privacy, security and transmission of individually identifiable health information;
●	federal Open Payments (the Physician Payments Sunshine Act) requirements imposed by the ACA on device manufacturers regarding certain "transfers of value" made or distributed to physicians, certain other healthcare providers, and teaching hospitals. Failure to submit required information may result in significant civil monetary penalties for "knowing failures", for all payments, transfers of value or ownership or investment interests that are not timely, accurately and completely reported in an

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

The Federal Communications Commission maintains oversight of the Federal Telephone Consumer Privacy Act (“TCPA”) governing how entities engage with consumers via telephone, including text communications, typically thought of as “telephone solicitations.” Several states have issued or may issue similar statutes or regulations. These statutes mandate compliance with requirements such as limiting time of day for calls/outreach, restricting autodial processes, limiting or prohibiting robot-calling, and compliance with “do not call” registries, among other aspects. Violations can subject our company to fines, penalties and consumer actions. We may need to comply with applicable laws in these jurisdictions that regulate telephone and text messaging to consumers, including our patients, which may increase our costs of compliance.

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

We are exposed to the risk that our employees, distributors and other third parties, in spite of our compliance training and programs, may engage in fraudulent conduct or other illegal activity. Misconduct by employees, distributors and other third parties could include intentional, reckless and/or negligent conduct or disclosure of unauthorized activities that violate FDA regulations, including those laws requiring the reporting of true, complete and accurate information to the FDA, manufacturing standards, federal and state healthcare fraud and abuse laws and regulations, or laws that require the reporting of financial information or data accurately. In particular, sales, marketing and business arrangements in the healthcare industry are subject to extensive laws intended to prevent fraud, kickbacks, self-dealing and other abusive practices. These laws and regulations may restrict or prohibit a wide range of pricing, discounting, marketing and promotion, sales commission, customer incentive programs and other business arrangements. Activities subject to these laws also involve the improper use of information obtained in the course of clinical trials, which could result in regulatory sanctions and serious harm to our reputation. It is not always possible to identify and deter employee and other third-party misconduct, and the steps we take to detect, prevent and remedy any such activity may not protect us from governmental investigations or other actions or lawsuits stemming from a failure to be in compliance with such laws. If any such actions are threatened or instituted against us, and we are not successful in defending ourselves or asserting our rights, those actions could have a significant impact on our business, including the imposition of significant civil, criminal and administrative penalties, damages, monetary fines, disgorgement, possible exclusion from participation in Medicare, Medicaid and other federal healthcare programs, contractual damages, reputational harm, diminished profits and future earnings and curtailment or restructuring of our operations, any of which could adversely affect our ability to operate.

We may be unable to obtain or maintain international regulatory registrations or approvals for our current or future products and indications, which could adversely impact our business.

Sales of our devices outside the United States are subject to foreign regulatory requirements that vary widely from country to country. In addition, the FDA regulates exports of medical devices from the United States and foreign countries have varying import laws we need to comply with. Complying with international regulatory requirements can be an expensive and time-consuming process and approval is not certain. The time required to obtain registration or approvals, if required by other countries, may be longer than that required for FDA clearance, and requirements for such registrations or approvals may significantly differ from FDA requirements. In certain countries we intend to rely upon third-party distributors to obtain all required regulatory registrations and approvals, and these distributors may be unable to obtain or maintain such registrations or approvals. Our distributors in these countries may also incur significant costs in attempting to obtain and in maintaining foreign regulatory approvals or registrations, which could increase the difficulty of attracting and retaining qualified distributors. If we are unable to obtain or maintain international registrations or approvals, or if distributors experience delays in receiving, or fail to receive, necessary registrations or approvals to market our products outside the United States, we may be unable to market our products or enhancements in certain international markets effectively, or at all.

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

The level of our indebtedness under our credit facility may adversely impact us.

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

Our credit facility contains a number of restrictions and covenants, which, among other things, restrict our ability to acquire or merge with another entity, dispose of our assets, make investments, loans or guarantees, incur additional indebtedness, create liens or other encumbrances, or pay dividends or make other distributions. The credit facility also requires us to maintain compliance with a maximum leverage ratio, a minimum fixed charge coverage ratio and a minimum EBITDA covenant. These provisions impose significant operating and financial restrictions on us and may limit our ability to compete effectively, take advantage of new business opportunities or take other actions that may be in our best interests. Our ability to obtain additional or other financing or to dispose of certain assets could also be negatively impacted because we have pledged substantially all of our assets as collateral in connection with the credit facility.

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

At December 31, 2023, we had approximately $17.1 million of accounts receivable for sales of our Flexitouch Plus system to patients covered by Medicare. A portion of the related claims to Medicare are initially denied and enter the appeals process, where many are ultimately reviewed by an Administrative Law Judge. The appeal process can be lengthy, lasting several years in most cases. At December 31, 2023, we classified $10.9 million of our Medicare accounts receivable related to Flexitouch Plus system sales as long-term assets on our balance sheet due to the estimated amount of receivables that will be paid more than one year from December 31, 2023, as a result of delays with the Administrative Law Judge appeal process. A significant increase in Medicare denial of submitted claims or an increase in the proportion of Medicare denials that are upheld by an Administrative Law Judge could adversely affect our results of operations or cause us to reduce the carrying value of our Medicare accounts receivable related to Flexitouch Plus system sales.

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

As is the case with other medical device companies, our success is heavily dependent on intellectual property, particularly on obtaining and enforcing patents. Obtaining and enforcing patents in the medical device industry involves both technological and legal complexity, and therefore is costly, time-consuming and inherently uncertain. In addition, the United States has enacted patent reform legislation and generally has patent related legislation in process. Further, several judicial rulings have either narrowed the scope of patent protection available in certain circumstances or weakened the rights of patent owners in certain situations. In addition to increasing uncertainty with regard to our ability to obtain patents in the future, this combination of events has created uncertainty with respect to the value of patents, once obtained.

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

Our stock price has been and is likely to continue to be volatile. The stock market in general has experienced extreme volatility that has often been unrelated to the operating performance of particular companies. As a result of this volatility, investors may not be able to sell their shares of our common stock at or above the price at which they purchased their shares. The market price for our common stock may be influenced by many factors, including:

●	the passage of legislation or other regulatory developments in the United States or foreign countries;
●	actual or anticipated variations in our financial results or those of companies that are perceived to be similar to us;
●	changes in the structure of healthcare payment systems, especially in light of current or proposed reforms to the U.S. healthcare system;
●	our ability to develop and commercialize additional products;
●	announcements by us or our competitors of significant acquisitions, strategic collaborations, joint ventures or capital commitments;
●	market conditions in medical device sectors and issuance of securities analysts' research reports or recommendations;
●	sales of our stock by us, our insiders and our other stockholders;
●	the trading volume of our common stock;
●	speculation in the press or investment community;
●	perceived impacts on our business, patient population and/or addressable market due to effect of changes to the causes or risk factors for diseases that our products treat, such as the impact of GLP-1 drugs on obesity;
●	general economic, industry and market conditions, or other events or factors, many of which are beyond our control;
●	additions or departures of key personnel; and
●	intellectual property, product liability or other litigation against us.

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

Item 1B.  Unresolved Staff Comments.

None

Item 1C. Cybersecurity.

Risk Management and Strategy

We recognize the critical importance in developing, implementing and maintaining robust cybersecurity measures and processes that are designed to safeguard our information systems and to assess, identify and manage material risks from cybersecurity threats.

The fundamental controls of our cybersecurity program are based around the National Institute of Standards and Technology (NIST) Cybersecurity Framework (CSF). We engage qualified third-party consultants and advisors to conduct risk and vulnerability assessments to evaluate our systems and to advise us on cybersecurity risk management processes. We maintain a robust vulnerability-management program to evaluate our systems on a monthly basis, and we prioritize remediation efforts based on risk level and criticality of the system or data. We conduct comprehensive penetration testing with external consultants on our enterprise environment and our own products on at least an annual basis.

Cybersecurity risk management is an integral part of our technology modernization program. It is integrated into our business, as well as the broader software and digital environment. Our technology modernization program will move many of our core applications to industry-specific healthcare cloud solutions that offer robust HIPAA compliant, data security capabilities and tools. Our modernization plans revolve around simplifying our technology estate to reduce technical debt, automate security functions, and enable applications to take full advantage of best-practice, cloud security capabilities.

Our cybersecurity risk management process includes assessment of third-party service providers, suppliers and other business partners’ ability to maintain compliance with our cybersecurity requirements, including review of Service Organization Control Type 2 (“SOC 2”) reports and security controls. Our onboarding process for any third-party service provider includes execution of a business associate agreement that defines the service provider’s responsibility to notify us in the event of any known or suspected cyber incident.

We maintain a thorough business continuity and resilience program designed to ensure our operations will withstand significant disruption and minimize impact on our patients and employees in the face of a significant challenge. Using standards developed by Disaster Recovery Institute International (DRII), we regularly conduct a business impact analysis to determine risk level, assess impact severity and prioritize business processes based on company needs.

As part of our monitoring process, we perform tabletop exercises at least annually to test our current plans. These cross-functional exercises involve employees from multiple departments and are designed to gain perspective, collect feedback and validate plan effectiveness. The information obtained from the business impact analysis, exercises and testing is utilized to update contingency plans for each department.

While we have experienced cybersecurity incidents and expect to continue to be subject to such incidents, to date, we have not experienced any cybersecurity incidents that have materially affected our business strategy, results of operations or financial condition. However, we are subject to ongoing risks from cybersecurity threats that could materially affect us, including our business strategy, results of operations, or financial condition, as further described in Part I, Item 1A, "Risk Factors" of this Annual Report on Form 10-K.

Governance

The Audit Committee of the Board of Directors oversees our cybersecurity and risk management programs, and receives updates from our Information Security and Compliance teams regarding the effectiveness of these programs on a quarterly basis. These reports include descriptions of security incidents and observed trends in threat activity, new programs and tooling designed to address developing areas of risk, and performance reporting of third-party testing, including security awareness training and cybersecurity assessments. The full Board of Directors has general oversight of the Company’s risk management programs, which include cybersecurity risks, and the Audit Committee provides regular reports to the full Board of Directors related to cybersecurity matters and related risk oversight.

The Company’s Director of Information Security reports to our Chief Information Officer. Our Director of Information Security is responsible for our cybersecurity program, develops and publishes security policies and procedures, and reports to the Audit Committee on the effectiveness of our security program. Our Director of Information Security has 24 years of technology leadership experience, including 18 years directly overseeing cybersecurity programs in the healthcare device manufacturing industry, and holds the Certified Information Systems Security Professional (CISSP) certification. Our Director of Information Security is responsible for the Company’s Information Security Awareness Program, which includes security training for new hires and ongoing education for all staff, including annual refresher training and periodic bulletins regarding security risks. Security awareness email testing is performed on a monthly basis, with employee performance reported to management for inclusion in performance evaluations. Our Director of Information Security also performs risk assessments of third-party partners, including reviews of SOC 2 reports.

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

Holders

As of February 16, 2024, there were approximately 26 holders of record of our common stock. The actual number of holders of common stock is greater than this number of record holders and includes stockholders who are beneficial owners but whose shares are held in street name by brokers and nominees. The number of holders of record also does not include stockholders whose shares may be held in trust by other entities.

Dividends

We have not declared or paid cash dividends on our common stock. We currently intend to retain our future earnings, if any, to finance the operation and expansion of our business, and, therefore, we do not expect to pay cash dividends on our common stock in the foreseeable future. Payment of future cash dividends, if any, will be at the discretion of our board of directors after taking into account various factors, including our financial condition, operating results, current and anticipated cash needs, outstanding indebtedness and plans for expansion and restrictions imposed by lenders, if any.

Recent Sales of Unregistered Securities

None.

Issuer Purchases of Equity Securities

None.

Equity Compensation Plan Information

The information required by this Item concerning equity compensation plans is incorporated herein by reference from Part III, Item 12 of this report.

Stock Performance Graph

The graph below compares the cumulative total stockholder return on our common stock with the cumulative total stockholder returns on the Nasdaq Composite Index, Russell 2000 Index and S&P Healthcare Equipment Select Industry Index for the periods indicated. The graph assumes that $100 was invested on December 31, 2018, in our common stock and each of the indices and that all dividends, if any, were reinvested. No cash dividends have been declared on our common stock. Stockholder returns over the indicated periods should not be considered indicative of future stockholder returns.

Index	12/31/2018	12/31/2019	12/31/2020	12/31/2021	12/31/2022	12/31/2023
Tactile Systems Technology, Inc.	$100	$148	$99	$42	$25	$31
Nasdaq Composite Index	100	135	194	236	158	226
Russell 2000 Index	100	124	146	166	131	150
S&P Healthcare Equipment Select Industry Index	100	122	163	168	128	121

Item 6.  [Reserved.]

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and the accompanying notes thereto included elsewhere in this report.

This Management’s Discussion and Analysis of Financial Condition and Results of Operations focuses on discussion of year-over-year comparisons between 2023 and 2022. Discussion of 2021 results and year-over-year comparisons between 2022 and 2021 that are not included in this Annual Report on Form 10-K can be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2022, filed with the SEC on February 21, 2023.

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

Our current lymphedema products are the Flexitouch Plus and Entre Plus systems and our airway clearance product is the AffloVest. A predecessor to our Flexitouch system received 510(k) clearance from the U.S. Food and Drug Administration (the “FDA”) in July 2002, and we introduced the system to address the many limitations of self-administered home-based manual lymphatic drainage therapy. We began selling our more advanced Flexitouch system after receiving 510(k) clearance from the FDA in October 2006. In September 2016, we received 510(k) clearance from the FDA for the Flexitouch system in treating lymphedema of the head and neck. In June 2017, we announced that we received 510(k) clearance from the FDA for the Flexitouch Plus, the third-generation version of our Flexitouch system. In December 2020, we received 510(k) clearance for two new indications for our Flexitouch Plus system: phlebolymphedema and lipedema. We introduced our Entre system in the United States in February 2013 and our Entre Plus system in March 2023. The Entre Plus system is sold or rented to patients who need a simple pump or who do not yet qualify for insurance reimbursement for an advanced compression device such as our Flexitouch Plus system. Sales and rentals of our lymphedema products represented 88% and 86% of our revenue in the years ended December 31, 2023 and 2022, respectively.

On September 8, 2021, we acquired the assets of the AffloVest airway clearance product line from International Biophysics Corporation (“IBC”), a privately-held company which developed and manufactured AffloVest. AffloVest is a portable, wearable vest that provides airway clearance to treat patients with chronic respiratory conditions such as bronchiectasis or conditions resulting from neuromuscular disorders. For the years ended December 31, 2023 and 2022, sales of AffloVest represented 12% and 14% of our revenue, respectively.

To support the growth of our business, we continue to invest in our commercial infrastructure, consisting of our direct sales force, training resources, reimbursement capabilities and clinical expertise. We market our lymphedema products in the United States using a direct-to-patient and -provider model. The AffloVest device is sold through respiratory durable medical equipment providers throughout the United States that service patients and bill third-party payers for the product. We also employ a small group of respiratory specialists, who educate DME representatives, provide product demonstrations for targeted clinicians and support technical questions related to the AffloVest. As of December 31, 2023, we employed 254 field sales representatives for our lymphedema products and a team of 16 supporting our airway clearance products. This compares to 241 field sales representatives (excluding 9 key account managers) for our lymphedema products and a team of 10 specialists supporting our airway clearance products as of December 31, 2022.

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

For the year ended December 31, 2023, we generated revenue of $274.4 million and had net income of $28.5 million, compared to revenue of $246.8 million and a net loss of $17.9 million for the year ended December 31, 2022, and revenue of $208.1 million and a net loss of $11.8 million for the year ended December 31, 2021. Our primary sources of capital since our initial public offering in 2016 have been from operating income, bank financing and our public offering in February 2023.

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

Components of our Results of Operations

Revenue

We derive revenue from sales and rentals of our Flexitouch Plus and Entre Plus systems to patients in the United States. Revenue growth has been driven by increased clinician, patient and payer awareness of lymphedema and the clinical efficacy of our Flexitouch Plus system, and the launch of our Entre Plus system in March 2023. We have expanded our direct sales force, which helps us drive and support our revenue growth and intend to continue this expansion. However, any reversal in these recent trends could have a negative impact on our future revenue.

We sell or rent our Flexitouch Plus and Entre Plus systems either directly to patients or to the Veterans Administration on behalf of patients, who are referred to us by physicians, therapists or nurses. We bill payers, such as private insurers, Medicare, or Medicaid, on behalf of our patients and bill patients directly for their cost-sharing amounts, including any portion of an unsatisfied deductible and any copayments or co-insurance. We bill the Veterans Administration directly for the purchase or lease of our product on behalf of the patient.

Approximately 10% of our revenue in each of 2023 and 2022 came from the Veterans Administration. Approximately 24% of our revenue in 2023 and 19% of our revenue in 2022 came from Medicare patients. Changes to the level of Medicare coverage for our products could reduce the number of Medicare patients who have access to our products. Our products currently are not subject to the competitive bidding process for supplying covered items to Medicare recipients.

We also derive revenue from sales of our AffloVest product to accredited DME providers. These respiratory DME providers provide a full range of solutions for these patients with complex diseases, and represent a large, developed channel. Respiratory DME partners serve the role of receiving prescriptions, verifying coverage criteria, shipping, billing and training the patient. We intend to expand and support our respiratory DME partners, in an effort to help demonstrate High Frequency Chest Wall Oscillation (“HFCWO”) as a staple among the host of treatments they bring to chronic respiratory patients, thereby allowing us to continue to grow revenue from this product offering.

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

The fair value of the earn-out, which was payable based on certain U.S. revenues of AffloVest being met, was recorded as a liability. On a quarterly basis the earn-out was revalued to fair value until the end of the earn-out period, which was September 30, 2023. Any gain or loss related to the revaluation was recorded through the income statement.

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

Revenue Recognition

We derive revenue from the sales and rentals of our proprietary line of Flexitouch Plus and Entre Plus systems, and from sales of our AffloVest product. We recognize revenue when control of the product has been transferred to our customer, in the amount of the expected consideration to be received for the product. Expected consideration is estimated as follows:

●	Flexitouch Plus and Entre Plus systems. Expected consideration to be received is estimated based on a detailed review of historical pricing adjustments and collections. Specifically, payment history of the applicable payer, as well as historical patient collections, serve as primary sources of information in estimating expected consideration.
●	AffloVest product. Expected consideration to be received is based on agreements in place with DME providers.

We update our assessment of collectability on a quarterly basis, with any adjustments for Flexitouch Plus and Entre Plus systems being reflected as sales and rental revenue and AffloVest products being reflected as bad debt expense within reimbursement, general and administrative expenses in the Consolidated Statements of Operations in the period of adjustment.

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

Stock-Based Compensation

The fair value of stock options is estimated at the date of grant, using the Black-Scholes option-pricing model. We recognize the fair value of each award as an expense on a straight-line basis over the requisite service period, which is generally the vesting period of the equity grant.

The Black-Scholes valuation model requires the input of highly subjective assumptions, including the expected term of the option, the expected volatility of the price of our common stock, the risk-free interest rate and the expected dividend yield. These estimates involve inherent uncertainties and the significant application of management's judgment. If factors change and different assumptions are used, our stock-based compensation expense could be materially different in the future. We determined weighted-average valuation assumptions as follows:

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

We estimate our forfeiture rate based on an analysis of our actual forfeitures and will continue to evaluate the appropriateness of the forfeiture rate based on actual forfeiture experience, analysis of employee turnover behavior and other factors. Quarterly changes in the estimated forfeiture rate can have a significant effect on reported stock-based compensation expense, as the cumulative effect of adjusting the rate for all expense amortization is recognized in the period the forfeiture estimate is changed. If a revised forfeiture rate is higher than the previously estimated forfeiture rate, an adjustment is made that will result in a decrease to the stock-based compensation expense recognized in the consolidated financial statements. If a revised forfeiture rate is lower than the previously estimated forfeiture rate, an adjustment is made that will result in an increase to the stock-based compensation expense recognized in the consolidated financial statements. The effect of forfeiture adjustments was insignificant for the years ended December 31, 2023, 2022 and 2021. We will continue to use significant judgment in evaluating the expected term, volatility and forfeiture rate related to our stock-based compensation.

Results of Operations

Comparison of the Years Ended December 31, 2023 and 2022

The following table presents our results of operations for the periods indicated:

	Year Ended
	December 31,				Change
(In thousands)	2023		2022		$	%
Consolidated Statement		% of		% of
of Operations Data:		revenue		revenue
Revenue
Sales revenue	$239,493	87%	$211,345	86%	$28,148	13%
Rental revenue	34,930	13%	35,440	14%	(510)	(1)%
Total revenue	274,423	100%	246,785	100%	27,638	11%
Cost of revenue
Cost of sales revenue	66,713	24%	59,619	24%	7,094	12%
Cost of rental revenue	12,577	5%	11,190	5%	1,387	12%
Total cost of revenue	79,290	29%	70,809	29%	8,481	12%
Gross profit
Gross profit - sales revenue	172,780	63%	151,726	62%	21,054	14%
Gross profit - rental revenue	22,353	8%	24,250	9%	(1,897)	(8)%
Gross profit	195,133	71%	175,976	71%	19,157	11%
Operating expenses
Sales and marketing	107,119	39%	106,418	43%	701	1%
Research and development	7,823	3%	7,088	3%	735	10%
Reimbursement, general and administrative	62,074	22%	60,796	25%	1,278	2%
Intangible asset amortization and earn-out	76	—%	14,432	5%	(14,356)	(99)%
Total operating expenses	177,092	64%	188,734	76%	(11,642)	(6)%
Income (loss) from operations	18,041	7%	(12,758)	(5)%	30,799	241%
Other expense	(2,271)	(1)%	(2,715)	(1)%	444	(16)%
Income (loss) before income taxes	15,770	6%	(15,473)	(6)%	31,243	202%
Income tax (benefit) expense	(12,745)	(5)%	2,393	1%	(15,138)	N.M. %
Net income (loss)	$28,515	11%	$(17,866)	(7)%	$46,381	260%

“N.M.” Not Meaningful

Revenue

Revenue increased $27.6 million, or 11%, to $274.4 million in the year ended December 31, 2023, compared to $246.8 million in the year ended December 31, 2022. The increase in revenue was attributable to an increase of $29.5 million, or 14%, in sales and rentals of the lymphedema product line, partially offset by a decrease of $1.8 million, or 5%, in sales of the airway clearance product line in the year ended December 31, 2023, compared to the year ended December 31, 2022.

The increase in the lymphedema product line revenue in the year ended December 31, 2023, was attributable to increasing productivity of our field sales team and enhancing our portfolio through the development and introduction of new products. The decrease in the airway clearance product line revenue in the year ended December 31, 2023, was attributable to one large DME provider experiencing slowed placements of our AffloVest system due to the expiration of the COVID-19 Public Health Emergency (PHE) waiver and a return to “pre-public health emergency” eligibility requirements.

Revenue from the Veterans Administration represented 10% of total revenue for each of the years ended December 31, 2023 and 2022. Revenue from Medicare represented 24% and 19% of total revenue for the years ended December 31, 2023 and 2022, respectively.

The following table summarizes our revenue by product line for the years ended December 31, 2023 and 2022, both in dollars and percentage of total revenue:

	Year Ended
	December 31,		Change
(In thousands)	2023	2022	$	%
Revenue
Lymphedema products	$241,721	$212,266	$29,455	14%
Airway clearance products	32,702	34,519	(1,817)	(5)%
Total	$274,423	$246,785	$27,638	11%

Percentage of total revenues
Lymphedema products	88%	86%
Airway clearance products	12%	14%
Total	100%	100%

Cost of Revenue and Gross Margin

Cost of revenue increased $8.5 million, or 12%, to $79.3 million during the year ended December 31, 2023, compared to $70.8 million during the year ended December 31, 2022. The increase in cost of revenue was primarily attributable to the increase in sales and rentals of the lymphedema product line.

Gross margin was 71% in each of the years ended December 31, 2023 and 2022.

Sales and Marketing Expenses

Sales and marketing expenses increased $0.7 million, or 1%, to $107.1 million during the year ended December 31, 2023, compared to $106.4 million during the year ended December 31, 2022. The increase was primarily attributable to a:

●	$0.5 million increase in IT & service fees;
●	$0.4 million increase in expenses for new product introductions;
●	$0.2 million increase in personnel-related compensation expense; and
●	$0.2 million increase in educational grants.

These increases were partially offset by a $0.3 million decrease in travel and entertainment expenses and a $0.3 million decrease related to sales meetings and tradeshows.

Research and Development Expenses

Research and development (“R&D”) expenses increased $0.7 million, or 10%, to $7.8 million during the year ended December 31, 2023, compared to $7.1 million during the year ended December 31, 2022, which was primarily attributable to an increase in personnel-related expenses.

Reimbursement, General and Administrative Expenses

Reimbursement, general and administrative expenses increased $1.3 million, or 2%, to $62.1 million during the year ended December 31, 2023, compared to $60.8 million during the year ended December 31, 2022. The increase was primarily attributable to a:

●	$1.6 million increase in personnel-related compensation expense as a result of increased headcount in our reimbursement operations, payer relations and corporate functions;
●	$0.9 million increase in IT related expenses; and
●	$0.2 million increase in travel and entertainment expenses.

These increases were partially offset by a $1.4 million decrease in occupancy costs, depreciation expense and professional fees.

Intangible Asset Amortization and Earn-out

Intangible asset amortization and earn-out expenses decreased $14.4 million to $0.1 million during the year ended December 31, 2023, compared to $14.4 million during the year ended December 31, 2022.  The decrease was due to a benefit of $2.5 million being recorded for the fair value of the earn-out for the twelve months ended December 31, 2023, as actual revenues for the second year earn-out calculation were lower than the estimated 2023 revenues that were used in forecasting the earn-out liability at December 31, 2022. This compares to an earn-out expense of $11.9 million for the twelve months ended December 31, 2022.

Other Expense, Net

Other expense, net was $2.3 million for the year ended December 31, 2023, compared to $2.7 million for the year ended December 31, 2022. The decrease was primarily attributable to an increase in interest income.

Income Tax Expense

We recorded an income tax benefit of $12.7 million and an income tax expense of $2.4 million for the years ended December 31, 2023 and 2022, respectively. The current year tax benefit was primarily driven by the release of the valuation allowance related to the future realization of deferred tax assets.

Management assesses the available positive and negative evidence to estimate whether sufficient future taxable income will be generated to permit use of the existing deferred tax assets. Based on this evaluation, as of December 31, 2023, we reduced the valuation allowance related to the future realization of deferred tax assets, in part because in the current year we achieved three years of cumulative pretax income in the U.S. federal tax jurisdiction, and therefore management determined that there was sufficient positive evidence to conclude that it is more likely than not that additional deferred taxes of $19.4 million are realizable.

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

Liquidity and Capital Resources

Overview

As of December 31, 2023, we had cash and cash equivalents of $61.0 million and net accounts receivable of $54.1 million compared to cash and cash equivalents of $21.9 million and net accounts receivable of $77.9 million as of December 31, 2022. Our primary sources of capital since our initial public offering in 2016 have been from operating income, bank financing and our public offering in February 2023.

Cash Flows

The following table summarizes our cash flows for the periods indicated:

	Year Ended
	December 31,
(In thousands)	2023	2022
Net cash provided by (used in):
Operating activities	$35,855	$5,209
Investing activities	(2,481)	(1,909)
Financing activities	5,730	(9,600)
Net increase (decrease) in cash and cash equivalents	$39,104	$(6,300)

Net Cash Provided by Operating Activities

Net cash provided by operating activities during the year ended December 31, 2023, was $35.9 million, resulting from net income of $28.5 million and a change in operating assets and liabilities of $15.1 million, which were partially offset by non-cash net income adjustments of $7.8 million. Cash provided relating to the change in operating assets and liabilities primarily consisted of a decrease in accounts receivable of $23.8 million, a decrease in net investment in leases of $1.9 million and a decrease in inventories of $0.6 million, partially offset by a decrease in accrued expenses of $6.5 million, a decrease in accounts payable of $3.9 million, a decrease in income taxes payable of $0.7 million and a decrease in accrued payroll and related taxes of $0.3 million. The negative non-cash net income adjustments consisted primarily of $19.4 million of deferred income taxes and a $2.5 million change in the fair value of earn-out liability, partially offset by $7.5 million of stock-based compensation expense and $6.5 million of depreciation and amortization expense.

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

Net Cash Used in Investing Activities

Net cash used in investing activities during the year ended December 31, 2023, was $2.5 million, primarily consisting of $2.3 million in purchases of property and equipment primarily related to production tooling and office equipment and $0.2 million related to the acquisition of patents and other intangible assets.

Net cash used in investing activities during the year ended December 31, 2022, was $1.9 million, primarily consisting of $1.8 million in purchases of property and equipment primarily related to office equipment, production tooling and tenant improvements and $0.1 million related to the acquisition of patents and other intangible assets.

Net Cash Provided by (Used in) Financing Activities

Net cash provided by financing activities during the year ended December 31, 2023, was $5.7 million, primarily consisting of net proceeds from the offering of our common stock of $34.6 million, $8.3 million in borrowings under our term loan, and $1.5 million in proceeds from the issuance of common stock under the ESPP, partially offset by payments of $25.0 million on the revolving credit facility, $10.6 million on the AffloVest earn-out, and $3.0 million on our term loan.

Net cash used in financing activities during the year ended December 31, 2022, was $9.6 million, primarily consisting of payments of $6.0 million on our term loan and a payment of $5.0 million on the AffloVest earn-out, partially offset by $1.4 million in proceeds from exercises of common stock options and the issuance of common stock under the ESPP.

Credit Agreement

On April 30, 2021, we entered into an Amended and Restated Credit Agreement (the “Restated Credit Agreement”) with the lenders from time to time party thereto, and Wells Fargo Bank, National Association, as Administrative Agent. The Restated Credit Agreement amended and restated in its entirety our prior credit agreement.

On September 8, 2021, we entered into a First Amendment Agreement (the “Amendment”), which amended the Restated Credit Agreement (as amended by the Amendment, the “Credit Agreement”) with the lenders from time to time party thereto and Wells Fargo Bank, National Association, as administrative agent. The Amendment, among other things, added a $30.0 million incremental term loan to the $25.0 million revolving credit facility provided by the Restated Credit Agreement. The term loan is reflected on our consolidated financial statements as a note payable. The Credit Agreement provides that, subject to satisfaction of certain conditions, we may increase the amount of the revolving loans available under the Credit Agreement and/or add one or more term loan facilities in an amount not to exceed $25.0 million in the aggregate, such that the total aggregate principal amount of loans available under the Credit Agreement (including under the revolving credit facility) does not exceed $80.0 million.

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

On December 21, 2023, we made a payment of $16.8 million to repay in full the outstanding balance on the revolving credit facility.

As of December 31, 2023, we had outstanding borrowings of $29.3 million under the Credit Agreement, comprised entirely of the term loan. The principal of the term loan is required to be repaid in quarterly installments of $750,000.

For additional information regarding the Credit Agreement, including interest rates, fees and maturities, see Note 11 – “Credit Agreement” of the consolidated financial statements contained in this report.

Future Cash Requirements

Our material estimated future cash requirements under our contractual obligations and commercial commitments as of December 31, 2023, in total and disaggregated into current (payable in 2024) and long-term (payable after 2024) obligations, are summarized as follows:

	Payments Due By Period
		Less Than			More Than
(In thousands)	Total	1 Year	1-3 Years	3-5 Years	5 Years
Purchase commitments (1)	$24,291	$24,291	$—	$—	$—
Operating lease obligations (2)	24,232	3,539	7,359	6,395	6,939
Note payable payments (3)	29,250	3,000	26,250	—	—
Interest payments (4)	5,160	2,189	2,971	—	—
Total	$82,933	$33,019	$36,580	$6,395	$6,939
(1)	We issued purchase orders in 2023 totaling $24.3 million for goods that we expect to receive and pay for in 2024.
(2)	We currently lease approximately 150,000 square feet of office space for our corporate headquarters in Minneapolis, Minnesota, under a lease that expires in February 2031 and approximately 63,000 square feet of office, assembly and warehouse space at another facility in Minneapolis, Minnesota, under a lease that expires in March 2027. We entered into a fleet vehicle program for certain members of our field sales organization in 2016. At December 31, 2023, we did not have any vehicles under this program with current lease commitments. Furthermore, we lease office equipment from time-to-time based on our needs and these commitments are classified as operating leases.
(3)	Reflects principal payment obligations under our term loan. Refer to Note 11 ‘‘Credit Agreement’’ to our consolidated financial statements included in this report for additional information regarding the maturities of debt principal.
(4)	Interest payment amounts on long-term debt are calculated using outstanding balances and interest rates in effect on December 31, 2023.

Adequacy of Resources

Our future cash requirements may vary significantly from those now planned and will depend on many factors, including:

●	the impact of inflation, rising interest rates or a recession on our business;
●	sales and marketing resources needed to further penetrate our market;
●	expansion of our operations;
●	response of competitors to our solutions and applications;
●	costs associated with clinical research activities;
●	increases in interest rates;

●	labor shortages and wage inflation;
●	component price inflation;
●	costs to develop and implement new products; and
●	use of capital for acquisitions or licenses, if any.

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

Inflation and changing prices did not have a material effect on our business during the year ended December 31, 2023, and we do not expect that inflation or changing prices will materially affect our business for at least the next twelve months.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

We are exposed to market risk from changes in interest rates, primarily related to our investments and our borrowings. The principal objectives of our investment activities are to preserve principal, provide liquidity and maximize income consistent with minimizing risk of material loss. The recorded carrying amounts of cash and cash equivalents approximate fair value due to their short maturities. Our interest income is sensitive to changes in the general level of interest rates in the United States, particularly since our investments are generally short-term in nature. Based on the nature of our short-term investments, an immediate 100 basis point change in interest rates would not have a material effect on the fair market value of our portfolio. We also have exposure to variable interest rates through our credit facility, as the interest expense related to any borrowings will fluctuate with changes in SOFR and other benchmark rates. Therefore, increases in interest rates may impact our net income or loss by increasing the cost of carrying debt.

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

Credit Risk

As of December 31, 2023 and 2022, our cash and cash equivalents were maintained with one financial institution in the United States. We perform periodic evaluations of the relative credit standing of this financial institution and believe it has sufficient assets and liquidity to conduct its operations in the ordinary course of business with little or no credit risk to us. We have not experienced any losses on our cash or cash equivalents to date.

Our accounts receivable primarily relate to revenue from the sale of our products to patients in the United States. As of December 31, 2023 and 2022, our accounts receivable were $54.1 million and $77.9 million, respectively. We had accounts receivable from two insurers representing approximately 36% and 15% of accounts receivable as of December 31, 2023. We had accounts receivable from two insurers representing approximately 45% and 21% of accounts receivable as of December 31, 2022. The credit risks associated with customers which for these purposes are insurers considers aggregation for entities that are known to be under common control.

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

Item 8. Financial Statements and Supplementary Data.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

Tactile Systems Technology, Inc.

Opinion on the financial statements

We have audited the accompanying consolidated balance sheets of Tactile Systems Technology, Inc. (a Delaware corporation) and subsidiary (the “Company”) as of December 31, 2023 and 2022, the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2023 and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of December 31, 2023, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), and our report dated February 20, 2024 expressed an unqualified opinion.

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

Transaction Price Adjustment – Uncollected Lymphedema Product Sales with Commercial Payers and Medicare

As described further in Note 3. Summary of Significant Accounting Policies – Revenue Recognition to the consolidated financial statements, revenue is recognized upon transfer of control of the product to the patient based on a transaction price determined to be the amount of expected consideration to be received for the product. In most cases, there is a contracted third-party payer, such as a commercial insurer or Medicare involved with the transaction. The transaction price is impacted by multiple factors including the terms and conditions contracted by third-party payers. Thus, payments from third-party payers typically are less than the Company’s standard charge and represent an implicit price concession, resulting in variable consideration. The transaction price for commercial payers is determined based on the payment history of the payer drawn from actual write-off and collections experience over a rolling 12-month period, as well as historical patient collections by payer. The Company assesses the variable consideration for each Medicare claim as a percentage of the total invoice price based on ultimate approval and collection history. The results of the variable consideration assessment are the primary source of information in estimating the recognition of net revenue and the net valuation of the related accounts receivable.

We identified the transaction price adjustment, as it relates to the uncollected lymphedema product sales to commercial payers and Medicare, as a critical audit matter. The principal considerations for our determination that this is a critical audit matter are:

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

Minneapolis, Minnesota

February 20, 2024

Tactile Systems Technology, Inc.
Consolidated Balance Sheets
	At December 31,
(In thousands, except share and per share data)	2023	2022
Assets
Current assets
Cash and cash equivalents	$61,033	$21,929
Accounts receivable	43,173	54,826
Net investment in leases	14,195	16,130
Inventories	22,527	23,124
Prepaid expenses and other current assets	4,366	3,754
Total current assets	145,294	119,763
Non-current assets
Property and equipment, net	6,195	6,077
Right of use operating lease assets	19,128	21,322
Intangible assets, net	46,724	50,375
Goodwill	31,063	31,063
Accounts receivable, non-current	10,936	23,061
Deferred income taxes	19,378	—
Other non-current assets	2,720	3,335
Total non-current assets	136,144	135,233
Total assets	$281,438	$254,996
Liabilities and Stockholders' Equity
Current liabilities
Accounts payable	$6,659	$9,984
Note payable	2,956	2,968
Earn-out, current	—	13,050
Accrued payroll and related taxes	16,789	17,100
Accrued expenses	5,904	9,240
Income taxes payable	1,467	2,336
Operating lease liabilities	2,807	2,500
Other current liabilities	4,475	7,152
Total current liabilities	41,057	64,330
Non-current liabilities
Revolving line of credit, non-current	—	24,916
Note payable, non-current	26,176	20,979
Accrued warranty reserve, non-current	1,681	2,207
Income taxes payable, non-current	446	298
Operating lease liabilities, non-current	18,436	20,866
Total non-current liabilities	46,739	69,266
Total liabilities	87,796	133,596

Commitments and Contingencies (see Note 12)

Stockholders’ equity:
Preferred stock, $0.001 par value, 50,000,000 shares authorized; none issued and outstanding as of December 31, 2023 and 2022	—	—
Common stock, $0.001 par value, 300,000,000 shares authorized; 23,600,584 shares issued and outstanding as of December 31, 2023; 20,252,677 shares issued and outstanding as of December 31, 2022	24	20
Additional paid-in capital	174,724	131,001
Retained earnings (accumulated deficit)	18,894	(9,621)
Total stockholders’ equity	193,642	121,400
Total liabilities and stockholders’ equity	$281,438	$254,996

The accompanying notes are an integral part of these consolidated financial statements.

Tactile Systems Technology, Inc.
Consolidated Statements of Operations

	Year Ended
	December 31,
(In thousands, except share and per share data)	2023	2022	2021
Revenue
Sales revenue	$239,493	$211,345	$177,914
Rental revenue	34,930	35,440	30,143
Total revenue	274,423	246,785	208,057
Cost of revenue
Cost of sales revenue	66,713	59,619	50,222
Cost of rental revenue	12,577	11,190	9,622
Total cost of revenue	79,290	70,809	59,844
Gross profit
Gross profit - sales revenue	172,780	151,726	127,692
Gross profit - rental revenue	22,353	24,250	20,521
Gross profit	195,133	175,976	148,213
Operating expenses
Sales and marketing	107,119	106,418	86,775
Research and development	7,823	7,088	5,659
Reimbursement, general and administrative	62,074	60,796	56,802
Intangible asset amortization and earn-out	76	14,432	739
Total operating expenses	177,092	188,734	149,975
Income (loss) from operations	18,041	(12,758)	(1,762)
Other expense	(2,271)	(2,715)	(531)
Income (loss) before income taxes	15,770	(15,473)	(2,293)
Income tax (benefit) expense	(12,745)	2,393	9,518
Net income (loss)	$28,515	$(17,866)	$(11,811)
Net income (loss) per common share
Basic	$1.24	$(0.89)	$(0.60)
Diluted	$1.23	$(0.89)	$(0.60)
Weighted-average common shares used to compute net income (loss) per common share
Basic	22,925,497	20,067,969	19,719,485
Diluted	23,176,169	20,067,969	19,719,485

The accompanying notes are an integral part of these consolidated financial statements.

Tactile Systems Technology, Inc.
Consolidated Statements of Stockholders’ Equity

				Retained
			Additional	Earnings
	Common Stock		Paid-In	(Accumulated
(In thousands, except share data)	Shares	Par Value	Capital	Deficit)	Total
Balances, December 31, 2020	19,492,718	$19	$104,675	$20,056	$124,750
Stock-based compensation	—	—	10,173	—	10,173
Exercise of common stock options and vesting of performance and restricted stock units	333,763	1	3,975	—	3,976
Taxes paid for net share settlement of restricted stock units	(22,357)	—	(1,173)	—	(1,173)
Common shares issued for employee stock purchase plan	73,662	—	2,312	—	2,312
Net loss for the period	—	—	—	(11,811)	(11,811)
Balances, December 31, 2021	19,877,786	$20	$119,962	$8,245	$128,227
Stock-based compensation	—	—	9,600	—	9,600
Exercise of common stock options and vesting of performance and restricted stock units	225,282	—	153	—	153
Common shares issued for employee stock purchase plan	149,609	—	1,286	—	1,286
Net loss for the period	—	—	—	(17,866)	(17,866)
Balances, December 31, 2022	20,252,677	$20	$131,001	$(9,621)	$121,400
Stock-based compensation	—	—	7,547	—	7,547
Exercise of common stock options and vesting of performance and restricted stock units	283,624	1	13	—	14
Sale of common stock from follow-on public offering, net of offering expenses	2,875,000	3	34,622	—	34,625
Common shares issued for employee stock purchase plan	189,283	—	1,541	—	1,541
Net income for the period	—	—	—	28,515	28,515
Balances, December 31, 2023	23,600,584	$24	$174,724	$18,894	$193,642

The accompanying notes are an integral part of these consolidated financial statements.

Tactile Systems Technology, Inc.
Consolidated Statements of Cash Flows

	Year Ended December 31,
(In thousands)	2023	2022	2021
Cash flows from operating activities
Net income (loss)	$28,515	$(17,866)	$(11,811)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	6,539	6,268	3,681
Deferred income taxes	(19,378)	(32)	10,230
Stock-based compensation expense	7,547	9,600	10,173
Loss on disposal of property and equipment and intangibles	3	20	20
Change in fair value of earn-out liability	(2,475)	11,850	(200)
Changes in assets and liabilities, net of acquisition:
Accounts receivable	11,653	(5,348)	(5,629)
Net investment in leases	1,935	(3,648)	(1,774)
Inventories	597	(3,907)	972
Income taxes	(721)	2,270	(2,294)
Prepaid expenses and other assets	72	(950)	(1,489)
Right of use operating lease assets	71	168	614
Accounts receivable, non-current	12,125	(10,214)	(3,414)
Accounts payable	(3,853)	4,961	826
Accrued payroll and related taxes	(311)	4,961	551
Accrued expenses and other liabilities	(6,464)	7,076	2,175
Net cash provided by operating activities	35,855	5,209	2,631
Cash flows from investing activities
Payments related to acquisition	—	—	(79,829)
Purchases of property and equipment	(2,324)	(1,780)	(2,103)
Proceeds from sale of property and equipment	—	11	—
Intangible assets expenditures	(157)	(140)	(252)
Net cash used in investing activities	(2,481)	(1,909)	(82,184)
Cash flows from financing activities
Proceeds from issuance of note payable	8,250	—	30,000
Proceeds from revolving line of credit	—	—	25,000
Payments on earn-out	(10,575)	(5,000)	—
Payments on note payable	(3,000)	(6,000)	—
Payments on revolving line of credit	(25,000)	—	—
Payments of deferred debt issuance costs	(125)	(39)	(188)
Taxes paid for net share settlement of performance and restricted stock units	—	—	(1,173)
Proceeds from exercise of common stock options	14	153	3,976
Proceeds from the issuance of common stock from the employee stock purchase plan	1,541	1,286	2,312
Proceeds from issuance of common stock at market	34,625	—	—
Net cash provided by (used in) financing activities	5,730	(9,600)	59,927
Net increase (decrease) in cash and cash equivalents	39,104	(6,300)	(19,626)
Cash and cash equivalents – beginning of period	21,929	28,229	47,855
Cash and cash equivalents – end of period	$61,033	$21,929	$28,229

Supplemental cash flow disclosure
Cash paid for interest	$4,560	$2,186	$130
Cash paid for taxes	$5,815	$44	$1,593
Capital expenditures incurred but not yet paid	$528	$38	$23

The accompanying notes are an integral part of these consolidated financial statements.

Tactile Systems Technology, Inc.

Notes to the Consolidated Financial Statements

Note 1.  Nature of Business and Operations

Tactile Systems Technology, Inc. (“we,” “us,” and “our”) manufactures and distributes medical devices for the treatment of patients with underserved chronic diseases at home. We provide our Flexitouch Plus and Entre Plus systems, which help control symptoms of lymphedema, a chronic progressive medical condition, through our direct sales force for use in the home and sell or rent them through vascular, wound and lymphedema clinics throughout the United States.

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

The results for the year ended December 31, 2023, are not necessarily indicative of results to be expected for any future year.

Principles of Consolidation

Our accompanying consolidated financial statements include the accounts of Tactile Systems Technology, Inc. and its wholly owned subsidiary, Swelling Solutions, Inc. All intercompany balances and transactions have been eliminated in consolidation.

Risks and Uncertainties

Coronavirus (COVID-19)

The United States economy in general and our business specifically have been negatively affected by the COVID-19 pandemic. We have seen adverse impacts as it relates to the decline in the number of patients that healthcare facilities and clinics are able to treat due to enhanced safety protocols, particularly during most of 2021 and during the first quarter of 2022. We have also seen staffing challenges, both in our organization and at the clinics we serve, as another lingering consequence of the COVID-19 pandemic. While we saw some level of recovery in 2022 and 2023, consequences of the pandemic remain uncertain. Although the effects of the COVID-19 pandemic on our operating results continue to subside, the pandemic could still have an unfavorable effect on our financial position, results of operations and cash flows.

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

Note 3.  Summary of Significant Accounting Policies

Cash and Cash Equivalents

Cash and cash equivalents consist of all cash on hand and deposits. Our cash was held primarily in checking accounts and an Institutional Insured Liquid Deposit demand account as of December 31, 2023 and 2022. At times the amount of cash on deposit may exceed the federally insured limit of the bank. Deposit accounts at each of the institutions are insured up to $250,000 by the Federal Deposit Insurance Corporation (FDIC). At December 31, 2023 and 2022, the Company exceeded FDIC limits at various institutions. The Company has not experienced any losses in such accounts.

Equity Investments

Equity investments (including equity securities) with readily determinable fair value are reported at fair value, with unrealized gains and losses included in the determination of net income (loss). For equity investments with no readily determinable fair value, we measure these investments at cost less impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for the identical or a similar investment of the same issuer. Such observable price changes may include instances where the investee issues equity securities to new investors, thus creating a new indicator of fair value, as an example. As of each of December 31, 2023 and 2022, the total carrying value of our equity investments, with no readily determinable fair value, was $0.3 million, and are included in other non-current assets on our Consolidated Balance Sheets. On an annual basis, we perform a qualitative assessment considering impairment indicators to evaluate whether these investments are impaired and also monitor for any observable price changes. During the years ended December 31, 2023 and 2022, we did not have any impairment loss on these investments.

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

A portion of claims to Medicare are initially denied and enter the appeals process, where many are ultimately reviewed by an Administrative Law Judge. After final adjudication of all claims, approximately 90% of the claims submitted are approved (this is on a number of claims, not a dollars claimed, basis across all our products). The appeals process can be lengthy, lasting more than a year in most cases. Accordingly, we classify a portion of our Medicare accounts receivable as non-current based on our experience with Medicare collections.

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

Revenue Recognition

We derive revenue from the sales and rentals of our Flexitouch Plus and Entre Plus systems, and from the sales of our AffloVest product.

Flexitouch Plus and Entre Plus

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

For our products sold to Medicare patients, we recognize revenue from such sales upon shipment of our products, which can occur only after we have received a prescription from a physician and all applicable patient documentation is obtained. The transaction price for our Entre Plus systems is determined based on the payment history using the same methodology as our private insurers. A portion of claims for payment for our Flexitouch Plus system are initially denied, and enter the appeals process, which can be lengthy. We assess the variable consideration for each of these claims as a percentage of the total invoice price based on ultimate approval and collection history.

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

Advertising

Advertising costs are charged to operations when incurred. Advertising expense was $0.1 million for each of the years ended December 31, 2023, 2022 and 2021.

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

Stock-Based Compensation

Stock options are valued using the Black-Scholes option-pricing model. The Black-Scholes valuation model requires the input of highly subjective assumptions. The assumptions include the expected term of the option, the expected volatility of the price of our common stock, expected dividend yield and the risk-free interest rate. These estimates involve inherent uncertainties and the significant application of management’s judgment. If factors change and different assumptions are used, our stock-based compensation expense could be materially different in the future. We recognize compensation expense for these options on a straight-line basis over the requisite service period (see Note 13 – “Stockholders’ Equity”).

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

Net Income (Loss) Per Common Share

Basic net income (loss) per common share is computed based on the weighted average number of shares of common stock outstanding during the period. Diluted net income (loss) per common share is computed based on the weighted average number of shares of common stock plus the effect of dilutive potential stock-based awards outstanding during the period using the treasury stock method. Dilutive potential stock-based awards include outstanding common stock options, time- and performance-based restricted stock units and employee stock purchase plan shares.

Business Segments

We operate and report in only one operating and reportable segment. Our chief operating decision maker does not use financial information below revenue to allocate resources.

Accounting Pronouncement Not Yet Adopted

In November 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2023-07, “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures” which requires entities to enhance disclosures around segment reporting. The guidance is effective for annual periods beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted. The Company is currently evaluating the effect this standard will have on its consolidated financial statements and related disclosures.

In December 2023, the FASB issued ASU No. 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures” which requires entities to enhance disclosures around income taxes. The guidance is effective for annual periods beginning after December 15, 2024, with early adoption permitted. The Company is currently evaluating the effect this standard will have on its consolidated financial statements and related disclosures.

Recently Adopted Accounting Pronouncement

In December 2022, the FASB issued ASU No. 2022-06, “Reference Rate Reform (Topic 848) — Facilitation of the Effect of Reference Rate Reform on Financial Reporting” (“ASU 2022-06”), which provides optional expedients and exceptions for applying GAAP to transactions affected by reference rate (e.g., LIBOR) reform if certain criteria are met, for a limited period of time to ease the potential burden in accounting for (or recognizing the effects of) reference rate reform on financial reporting. The ASU deferred the sunset date of Topic 848 from December 31, 2022 to December 31, 2024. We adopted this ASU in the quarter ended June 30, 2023. The adoption of this standard did not have a significant impact on the Company’s financial statements.

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

On November 4, 2022, we entered into an Amendment to the AffloVest APA, the “Amendment” with IBC, which modifies the terms of the earn-out arrangement under the AffloVest APA, as follows:

●	Initial Earn-Out: The AffloVest APA provided for an initial earn-out equal to 1.5 times the amount by which the AffloVest U.S. revenues in the period from October 1, 2021 to September 30, 2022 (the “Initial Earn-Out Period”) exceed a specified amount; provided that in no event will the payment exceed $10.0 million.
o	The APA Amendment provides that the calculated amount of the initial earn-out payment is $10.0 million, of which the Company paid $5.0 million on November 28, 2022, and $5.0 million, plus an imputed interest payment of $250,000, on May 25, 2023.

●	Second Earn-Out: The AffloVest APA provided for a second earn-out equal to 1.5 times the amount by which the AffloVest U.S. revenues in the period from October 1, 2022 to September 30, 2023 exceed the revenues recognized during the Initial Earn-Out Period; provided that in no event will the payment exceed $10.0 million.
o	The APA Amendment changes the 1.5 times multiplier to 3.0 times, but still provides that in no event will the second earn-out payment exceed $10.0 million.
o	Subsequent to September 30, 2023, it was determined that the calculated amount of the second earn-out payment was $5.6 million, which was paid by the Company on November 28, 2023 (see Note 17 – “Fair Value Measurements”).

The fair value of the earn-out as of the acquisition date was $6.4 million. The fair value of the earn-out, reflecting management’s estimate of the likelihood of achieving these targets, was determined by employing a Monte Carlo Simulation model. This amount and the current versus non-current allocation was remeasured at the end of each reporting period until the payment requirement ended, with any adjustments reported in income from operations (see Note 17 – “Fair Value Measurements”).

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

The Consolidated Statements of Operations reflect the AffloVest operations beginning September 9, 2021. As the AffloVest business has been integrated with our existing operations, we are unable to determine the amount of AffloVest earnings from the acquisition date that is included in the Consolidated Statements of Operations. The following unaudited pro forma information for the year ended December 31, 2021 presents the revenue and net income assuming the acquisition of AffloVest had occurred as of January 1, 2021. This information has been prepared for comparative purposes only and is not indicative of what actual results would have been if the acquisition had taken place at the beginning of fiscal 2021, or of future results.

Year Ended
December 31,
(In thousands)	2021
Total revenue	$219,414
Net (loss) income	$(7,633)

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

Note 5.  Accounts Receivable

We had accounts receivable from two insurers representing approximately 36% and 14% of accounts receivable as of December 31, 2023. We had accounts receivable from two insurers representing approximately 45% and 21% of accounts receivable as of December 31, 2022. Revenue from these insurers accounted for 24% and 1% of our total revenue for the year ended December 31, 2023, and 19% and 6% for the year ended December 31, 2022. The credit risks associated with customers which for these purposes are insurers considers aggregation for entities that are known to be under common control.

Note 6.  Inventories

Inventories consisted of the following:

(In thousands)	At December 31, 2023	At December 31, 2022
Finished goods	$7,979	$5,100
Component parts and work-in-process	14,548	18,024
Total inventories	$22,527	$23,124

Note 7.  Property and Equipment

Property and equipment consisted of the following:

	At December 31,
(In thousands)	2023	2022
Equipment	$4,459	$8,274
Tooling	4,555	3,390
Furniture and fixtures	2,068	2,087
Leasehold improvements	1,529	1,493
Demonstration equipment	896	1,012
Construction in progress	1,271	606
Subtotal	14,778	16,862
Less: accumulated depreciation	(8,583)	(10,785)
Property and equipment, net	$6,195	$6,077

Depreciation expense was $2.7 million, $2.5 million and $2.3 million for the years ended December 31, 2023, 2022 and 2021, respectively.

Note 8.  Goodwill and Intangible Assets

Goodwill

In the third quarter of fiscal 2021, we completed the AffloVest Acquisition. The purchase price of the AffloVest business exceeded the net acquisition-date estimated fair value amounts of the identifiable assets acquired and the liabilities assumed by $31.1 million, which was assigned to goodwill.

Intangible Assets

Our patents and other intangible assets are summarized as follows:

	Weighted-	At December 31, 2023
	Average	Gross
	Amortization	Carrying	Accumulated	Net
(In thousands)	Period	Amount	Amortization	Amount
Definite-lived intangible assets:
Patents	12 years	$1,018	$248	$770
Defensive intangible assets	1 year	1,125	920	205
Customer accounts	—	125	125	—
Customer relationships	11 years	31,000	5,511	25,489
Developed technology	9 years	13,000	2,731	10,269
Subtotal		46,268	9,535	36,733
Unamortized intangible assets:
Tradenames		9,500	—	9,500
Patents pending		491	—	491
Total intangible assets		$56,259	$9,535	$46,724

	Weighted-	At December 31, 2022
	Average	Gross
	Amortization	Carrying	Accumulated	Net
(In thousands)	Period	Amount	Amortization	Amount
Definite-lived intangible assets:
Patents	12 years	$897	$173	$724
Defensive intangible assets	2 years	1,126	764	362
Customer accounts	< 1 year	125	114	11
Customer relationships	12 years	31,000	3,127	27,873
Developed technology	10 years	13,000	1,550	11,450
Subtotal		46,148	5,728	40,420
Unamortized intangible assets:
Tradenames		9,500	—	9,500
Patents pending		455	—	455
Total intangible assets		$56,103	$5,728	$50,375

Amortization expense was $3.8 million, $3.8 million, and $1.4 million for the years ended December 31, 2023, 2022 and 2021, respectively. Future amortization expenses are expected as follows:

(In thousands)
2024	$3,793
2025	3,704
2026	3,640
2027	3,631
2028	3,628
Thereafter	18,337
Total	$36,733

The weighted-average remaining amortization period for these intangible assets was 10.1 years as of December 31, 2023.

Note 9.  Accrued Expenses

Accrued expenses consisted of the following:

(In thousands)	At December 31, 2023	At December 31, 2022
Warranty	$2,357	$2,005
Travel	1,038	1,121
Legal and consulting	611	730
In-transit inventory	401	3,228
Clinical studies	363	276
Sales and use tax	183	147
Other	951	1,733
Total	$5,904	$9,240

Note 10.  Warranty Reserves

The activity in the warranty reserve during and as of the end of the years presented was as follows:

	Year Ended
	December 31,
(In thousands)	2023	2022	2021
Beginning balance	$4,212	$4,959	$4,841
Warranty provision	4,611	2,047	2,606
Processed warranty claims	(4,785)	(2,794)	(2,488)
Ending balance	$4,038	$4,212	$4,959

Accrued warranty reserve, current	$2,357	$2,005	$1,851
Accrued warranty reserve, non-current	1,681	2,207	3,108
Total accrued warranty reserve	$4,038	$4,212	$4,959

Note 11.  Credit Agreement

On April 30, 2021, we entered into an Amended and Restated Credit Agreement (the “Restated Credit Agreement”) with the lenders from time to time party thereto, and Wells Fargo Bank, National Association, as Administrative Agent. The Restated Credit Agreement amended and restated in its entirety our prior credit agreement.

On September 8, 2021, we entered into a First Amendment Agreement (the “Amendment”), which amended the Restated Credit Agreement (as amended by the Amendment, the “Credit Agreement”) with the lenders from time to time party thereto and Wells Fargo Bank, National Association, as administrative agent. The Amendment, among other things, added a $30.0 million incremental term loan to the $25.0 million revolving credit facility provided by the Restated Credit Agreement. The term loan is reflected on our consolidated financial statements as a note payable. The Credit Agreement provides that, subject to satisfaction of certain conditions, we may increase the amount of the revolving loans available under the Credit Agreement and/or add one or more term loan facilities in an amount not to exceed $25.0 million in the aggregate, such that the total aggregate principal amount of loans available under the Credit Agreement (including under the revolving credit facility) does not exceed $80.0 million.

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

Following the Third Amendment, the term loan and amounts drawn under the revolving credit facility bear interest, at our option, at a rate equal to (a) the highest of (i) the prime rate, (ii) the federal funds rate plus 0.50% and (iii) Adjusted Term SOFR for a one-month tenor plus 1% (the “Base Rate”) plus an applicable margin or (b) Adjusted Term SOFR for an interest period of one, three or six months, at our option, plus the applicable margin. The applicable margin is 0.75% to 2.25% on loans bearing interest at the Base Rate and 1.75% to 3.25% on loans bearing interest at Adjusted Term SOFR, in each case depending on our consolidated total leverage ratio; except that, pursuant to the Second Amendment and the Third Amendment, during the period commencing on February 22, 2022 and ending on the last day of the fiscal quarter ending June 30, 2023, the applicable margin for LIBOR rate loans and Adjusted Term SOFR loans, as applicable, was 3.50%. At December 31, 2023, all outstanding borrowings were subject to interest at a rate calculated at Adjusted Term SOFR plus an applicable margin, for an interest rate of 7.73%.

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

On December 21, 2023, we made a payment of $16.8 million to repay in full the outstanding balance on the revolving credit facility.

As of December 31, 2023, we had outstanding borrowings of $29.3 million under the Credit Agreement, comprised entirely of the term loan. The principal of the term loan is required to be repaid in quarterly installments of $750,000. Maturities of the term loan for the next three years as of December 31, 2023, were as follows:

(In thousands)	Amount
2024	3,000
2025	3,000
2026	23,250
Total	$29,250
Less: Deferred Financing Fees	(118)
Net Note Payable	29,132
Less: Current portion of note payable	(2,956)
Non-current portion of note payable	$26,176

Our obligations under the Credit Agreement are secured by a security interest in substantially all of our and our subsidiary’s assets and are also guaranteed by our subsidiary. As of December 31, 2023, the Credit Agreement contained a number of restrictions and covenants, including that we maintain compliance with a maximum total leverage ratio, a minimum fixed charge coverage ratio and a minimum consolidated EBITDA covenant. As of December 31, 2023, we were in compliance with all financial covenants under the Credit Agreement.

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

Buildings

We lease certain office and warehouse space at various locations in the United States where we provide services. These leases are typically greater than one year with fixed, escalating rents over the noncancelable terms and, therefore, ROU operating lease assets and operating lease liabilities are recorded on the Consolidated Balance Sheets, with rent expense recognized on a straight-line basis over the term of the lease. The remaining lease terms vary from approximately one to eight years as of December 31, 2023.

We entered into a lease (“initial lease”) in October 2018, for approximately 80,000 square feet of office space for our new corporate headquarters in Minneapolis, Minnesota. In December 2018, we amended the initial lease to add approximately 29,000 square feet of additional office space, which is accounted for as a separate lease (“second lease”) in accordance with ASU No. 2016-02, “Leases” (Topic 842) (“ASC 842”). In December 2019, we further amended the lease which extended the expiration date of the initial lease, extended the expiration date of and added approximately 4,000 square feet to the second lease, as well as added approximately 37,000 square feet of additional office space, accounted for as a separate lease (“third lease”) in accordance with ASC 842. The portion of the space covered under the initial lease was placed in service in September 2019. The portion of the space covered under the second lease commenced in September 2020. Finally, the portion of the space covered under the third lease commenced in September 2021. The three portions were recognized as an operating lease and included in the ROU operating lease assets and operating lease liabilities on the Consolidated Balance Sheets.

Vehicles

We lease vehicles for certain members of our field sales organization under a vehicle fleet program whereby the initial, noncancelable lease is for a term of 367 days, thus more than one year. Subsequent to the initial term, the lease becomes a month-to-month, cancelable lease. As of December 31, 2023, we did not have any vehicles with agreements within the initial, noncancelable lease term that are recorded as ROU operating lease assets and operating lease liabilities. As of December 31, 2022, we had approximately two vehicles with agreements within the initial, noncancelable lease term that were recorded as ROU operating lease assets and operating lease liabilities.

Computer and Office Equipment

We also have operating lease agreements for certain computer and office equipment. The remaining lease terms as of December 31, 2023, ranged from less than one year to approximately four years with fixed monthly payments that are included in the ROU operating lease assets and operating lease liabilities. The leases provide an option to purchase the related equipment at fair market value at the end of the lease. The leases will automatically renew as a month-to-month rental at the end of the lease if the equipment is not purchased or returned.

Lease Position, Undiscounted Cash Flow and Supplemental Information

The table below presents information related to our ROU operating lease assets and operating lease liabilities that we have recorded:

(In thousands)	At December 31, 2023	At December 31, 2022
Right of use operating lease assets	$19,128	$21,322

Operating lease liabilities:
Current	$2,807	$2,500
Non-current	18,436	20,866
Total	$21,243	$23,366

Operating leases:
Weighted average remaining lease term	6.7 years	7.7 years
Weighted average discount rate	4.3%	4.2%

	Year Ended December 31,
	2023	2022
Supplemental cash flow information for our operating leases:
Cash paid for operating lease liabilities	$3,453	$3,575
Non-cash right of use assets obtained in exchange for new operating lease obligations	$293	$49

The table below reconciles the undiscounted cash flows under the operating lease liabilities recorded on the Consolidated Balance Sheets for the periods presented:

(In thousands)
2024	$3,539
2025	3,644
2026	3,715
2027	3,210
2028	3,185
Thereafter	6,939
Total minimum lease payments	24,232
Less: Amount of lease payments representing interest	(2,989)
Present value of future minimum lease payments	21,243
Less: Current obligations under operating lease liabilities	(2,807)
Non-current obligations under operating lease liabilities	$18,436

Operating lease costs were $3.6 million, $3.8 million and $3.6 million for the years ended December 31, 2023, 2022 and 2021, respectively.

Major Vendors

We had purchases from one vendor that accounted for 25% of our total purchases for the year ended December 31, 2023, and purchases from one vendor that accounted for 18% of total purchases for the year ended December 31, 2022.

Purchase Commitment

We issued purchase orders in 2023 totaling $24.3 million for goods that we expect to receive within the next year.

Retirement Plan

We maintain a 401(k) retirement plan for our employees to which eligible employees can contribute a percentage of their pre-tax compensation. We recorded an expense related to our discretionary contributions to the 401(k) plan of $1.5 million, $1.5 million and $1.2 million for the years ended December 31, 2023, 2022 and 2021, respectively.

Legal Proceedings

From time to time, we are subject to various claims and legal proceedings arising in the ordinary course of business. Regardless of outcome, litigation can have an adverse impact on us because of defense and settlement costs, diversion of management resources and other factors.

On May 24, 2022, a stockholder derivative lawsuit was filed in the United States District Court for the District of Minnesota, purportedly on behalf of the Company against certain of our present and former officers and directors and the Company (as a nominal defendant), captioned Jack Weaver v. Moen, et al., File No. 0:22-cv-01403-NEB-BRT (the “Weaver Lawsuit”). The Weaver Lawsuit generally arises out of the same subject matter as a previously settled securities class action captioned Brian Mart v. Tactile Sys. Tech., Inc., et al., File No. 0:20-cv-02074-NEB-BRT (D. Minn.) (the “Mart Lawsuit”), which alleged, inter alia, that we and eight of our former officers and directors made materially false or misleading statements about our business, operational and compliance policies. The Weaver Lawsuit alleges the following claims under the Exchange Act and common law: (1) that the director defendants made materially false or misleading public statements in proxy statements in violation of Section 14(a) of the Exchange Act; (2) that the director defendants’ stock and option awards should be rescinded under Section 29(b) of the Exchange Act; (3) that the officer defendants’ employment contract compensation should be rescinded under Section 29(b) of the Exchange Act; (4) that certain officer defendants are liable for contribution arising out of any liability incurred in the Mart Lawsuit, under

Sections 10(b) and 21D of the Exchange Act; (5) that the individual defendants breached their fiduciary duties; and (6) that the individual defendants were unjustly enriched. The lawsuit seeks unspecified damages. In August 2022, the matter was transferred to the United States District Court for the District of Delaware by order granting the Parties Stipulation to Transfer. On February 10, 2023, we filed a motion to dismiss the action. The plaintiff filed an Amended Complaint on March 3, 2023. On March 31, 2023, we filed a motion to dismiss the Amended Complaint, which is pending. On July 31, 2023, the plaintiff filed a Joint Notice of Preliminary Settlement indicating that the parties have reached a non-binding settlement-in-principal on most of the material terms that would resolve all claims between the parties and requested that the Court temporarily stay all deadlines, hearings, and conferences while the parties continue to finalize settlement.

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

Stock-Based Compensation

Our 2016 Equity Incentive Plan (the “2016 Plan”) authorizes us to grant stock options, stock appreciation rights, restricted stock, stock units and other stock-based awards to employees, non-employee directors and certain consultants and advisors. There were up to 4,800,000 shares of our common stock initially reserved for issuance pursuant to the 2016 Plan. The 2016 Plan provides that the number of shares reserved and available for issuance under the 2016 Plan will automatically increase annually on January 1 of each calendar year, commencing in 2017 and ending on and including January 1, 2026, by an amount equal to the lesser of: (a) 5% of the number of common shares of stock outstanding as of December 31 of the immediately preceding calendar year, or (b) 2,500,000 shares; provided, however, that our Board of Directors may determine that any annual increase be a lesser number. In addition, all awards granted under our 2007 Omnibus Stock Plan and our 2003 Stock Option Plan that were outstanding when the 2016 Plan became effective and that are forfeited, expire, are cancelled, are settled for cash or otherwise not issued, will become available for issuance under the 2016 Plan. Pursuant to the automatic increase feature of the 2016 Plan, 1,180,019 shares were added as available for issuance thereunder on January 1, 2024. Our Board of Directors exercised its prerogative to forego the automatic increase on each of January 1, 2023 and 2022. As of December 31, 2023, 5,809,744 shares were available for future grant pursuant to the 2016 Plan.

Upon adoption and approval of the 2016 Plan, all of our previous equity incentive compensation plans were terminated. However, existing awards under those plans continue to vest in accordance with the original vesting schedules and will expire at the end of their original terms.

We recorded total stock-based compensation expense of $7.5 million, $9.6 million and $10.2 million for the years ended December 31, 2023, 2022 and 2021, respectively. This expense was allocated as follows:

	Year Ended
	December 31,
(In thousands)	2023	2022	2021
Cost of revenue	$420	$367	$433
Sales and marketing expenses	2,985	4,060	4,069
Research and development expenses	133	226	314
Reimbursement, general and administrative expenses	4,009	4,947	5,357
Total stock-based compensation expense	$7,547	$9,600	$10,173

Stock Options

Stock options issued to participants other than non-employees typically vest over three or four years and typically have a contractual term of seven or ten years. Stock-based compensation expense included in our Consolidated Statements of Operations for stock options was $0.9 million, $2.5 million and $4.3 million for the years ended December 31, 2023, 2022 and 2021, respectively. The total grant date fair value of options vested during the year was $1.9 million, $3.3 million and $4.3 million for the years ended December 31, 2023, 2022 and 2021, respectively.

At December 31, 2023, there was approximately $0.2 million of total unrecognized pre-tax stock option expense under our equity compensation plans, which is expected to be recognized on a straight-line basis over a weighted-average period of 0.9 years.

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

The following table sets forth the estimated fair values of our stock options granted in each of the years indicated, and the assumptions on which the fair values were determined:

	2022	2021
Expected term	4.5 years	4.5 years
Expected volatility	59.2%	45.0 - 52.3%
Risk-free interest rate	4.3%	0.6 - 1.1%
Expected dividend yield	0%	0%
Fair value on the date of grant	$ 8.11	$ 13.04 - $ 22.90

Our stock option activity for the three years ended December 31, 2023, 2022 and 2021, was as follows:

		Weighted-	Weighted-
		Average	Average	Aggregate
	Options	Exercise Price	Remaining	Intrinsic
(In thousands except options and per share data)	Outstanding	Per Share (1)	Contractual Life	Value (2)
Balance at December 31, 2020	1,039,709	$36.43	5.6 years	$13,381
Granted	188,748	$49.33
Exercised	(175,516)	$22.65		$4,901
Forfeited	(92,773)	$49.77
Cancelled/Expired	(44,944)	$57.78
Balance at December 31, 2021	915,224	$39.33	5.0 years	$2,068
Granted	47,280	$6.17
Exercised	(90,878)	$1.68		$916
Forfeited	(92,981)	$36.28
Cancelled/Expired	(163,338)	$37.65
Balance at December 31, 2022	615,307	$43.25	4.7 years	$164
Exercised	(4,625)	$2.97		$98
Forfeited	(25,045)	$47.54
Cancelled/Expired	(155,677)	$50.72
Balance at December 31, 2023	429,960	$40.74	3.8 years	$223

Options exercisable at December 31, 2023	386,457	$41.53	3.7 years	$125

(1)	The exercise price of each option granted during the periods shown was equal to the market price of the underlying stock on the date of grant.
(2)	The aggregate intrinsic value of options exercised represents the difference between the exercise price of the option and the closing stock price of our common stock on the date of exercise. The aggregate intrinsic value of options outstanding represents the difference between the exercise price of the option and the closing stock price of our common stock on the last trading day of the period.

Options exercisable of 435,363 at December 31, 2022, and 517,316 at December 31, 2021 had weighted average exercise prices of $43.83 and $32.60, respectively.

The following summarizes additional information about our stock options:

	Year Ended
	December 31,
Number of:	2023	2022
Non-vested options, beginning of the year	179,944	397,908
Non-vested options, end of the year	43,503	179,944
Vested options, end of the year	386,457	435,363

	Year Ended
	December 31,
Weighted-average grant date fair value of:	2023	2022
Non-vested options, beginning of the year	$16.24	$18.02
Non-vested options, end of the year	13.57	16.24
Vested options, end of the year	16.51	17.53
Forfeited options, during the year	18.36	14.73

Time-Based Restricted Stock Units

We have granted time-based restricted stock units to certain participants under the 2016 Plan that are stock-settled with common shares. Time-based restricted stock units granted under the 2016 Plan vest over one to three years. Stock-based compensation expense included in our Consolidated Statements of Operations for time-based restricted stock units was $5.1 million, $5.8 million and $4.9 million for the years ended December 31, 2023, 2022 and 2021, respectively. As of December 31, 2023, there was approximately $6.3 million of total unrecognized pre-tax compensation expense related to outstanding time-based restricted stock units that is expected to be recognized over a weighted-average period of 1.7 years.

Our time-based restricted stock unit activity for the years ended December 31, 2023, 2022 and 2021 was as follows:

		Weighted-
		Average Grant	Aggregate
	Units	Date Fair Value	Intrinsic
(In thousands except unit and per unit data)	Outstanding	Per Unit	Value (1)
Balance at December 31, 2020	211,469	$48.29	$9,503
Granted	189,762	$40.31
Vested	(106,521)	$47.43
Cancelled	(35,563)	$51.76
Balance at December 31, 2021	259,147	$42.32	$4,932
Granted	539,525	$15.03
Vested	(123,528)	$43.20
Cancelled	(84,602)	$26.91
Balance at December 31, 2022	590,542	$19.42	$6,779
Granted	398,698	$15.52
Vested	(270,651)	$20.18
Cancelled	(129,447)	$19.79
Balance at December 31, 2023	589,142	$16.35	$8,425

(1)	The aggregate intrinsic value of time-based restricted stock units outstanding was based on our closing stock price on the last trading day of the period.

Performance-Based Restricted Stock Units

We have granted performance-based restricted stock units (“PSUs”) to certain participants under the 2016 Plan. These PSUs have both performance-based and time-based vesting features. The PSUs granted in 2020 were earned to the extent performance goals based on revenue and adjusted EBITDA were achieved in 2021. The PSUs granted in 2021 were earned if and to the extent performance goals based on revenue and adjusted EBITDA were achieved in 2022. The PSUs granted in 2022 will be earned if and to the extent performance goals based on revenue change and adjusted EBITDA margin are achieved in 2023. The number of PSUs earned under these grants will depend on the level at which the performance targets are achieved and can range from 50% of target if threshold performance is achieved and up to 150% of target if maximum performance is achieved. One-third of the earned PSUs will vest on the date the Compensation and Organization Committee certifies the number of PSUs earned, and the remaining two-thirds of the earned PSUs will vest on the first anniversary of that certification date. All earned and vested PSUs will be settled in shares of common stock. The PSUs granted in 2023 have three separate performance periods, and one-third of each grant will be earned if and to the extent performance goals based on revenue change and adjusted EBITDA margin are achieved in each of 2023 and 2024 (ranging from 25% to 175% of target), and one-third will be earned if and to the extent performance goals to be established are achieved in 2025. All earned and vested PSUs will be settled in shares of common stock.

Stock-based compensation expense included in our Consolidated Statements of Operations for PSUs was $0.9 million, $0.5 million and $0.2 million for the years ended December 31, 2023, 2022 and 2021, respectively. The stock-based compensation expense for the year ended December 31, 2023 reflects an expense of $0.5 million related to the PSUs granted in 2023 and an expense of $0.4 million related to the PSUs granted in 2022. The stock-based compensation expense for the year ended December 31, 2022 reflects an expense of $0.6 million related to the PSUs granted in 2022. As of December 31, 2023, there was approximately $1.3 million of total unrecognized pre-tax compensation expense related to outstanding PSUs that is expected to be recognized over a weighted average period of 1.9 years.

Our performance-based restricted stock unit activity at the estimated payout of 100% of target for the years ended December 31, 2023, 2022 and 2021, was as follows:

		Weighted-
		Average Grant	Aggregate
	PSUs	Date Fair Value	Intrinsic
(In thousands except unit and per unit data)	Outstanding	Per Unit	Value (1)
Balance at December 31, 2020	79,303	$47.83	$3,564
Granted	39,419	$51.82
Vested	(34,159)	$33.98
Cancelled	(30,246)	$64.39
Balance at December 31, 2021	54,317	$50.22	$1,034
Granted	131,710	$18.54
Vested	(4,407)	$12.31
Cancelled	(26,002)	$42.53
Balance at December 31, 2022	155,618	$25.05	$1,786
Granted	123,575	$15.28
Vested	(13,842)	$42.70
Cancelled	(67,119)	$21.50
Balance at December 31, 2023	198,232	$18.93	$2,785

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

A total of 1,600,000 shares of common stock was initially reserved for issuance under the ESPP. This share reserve will automatically be supplemented each January 1, commencing in 2017 and ending on and including January 1, 2026, by an amount equal to the least of (a) 1% of the shares of our common stock outstanding on the immediately preceding December 31, (b) 500,000 shares or (c) such lesser amount as our Board of Directors may determine. Pursuant to the automatic increase feature of the ESPP, 236,003 shares were added as available for issuance thereunder on January 1, 2024. Our Board of Directors exercised its prerogative to forego the automatic increase on each of January 1, 2023 and 2022. As of December 31, 2023, 1,369,868 shares were available for future issuance under the ESPP. We recognized $0.6 million, $0.8 million and $0.8 million in stock-based compensation expense related to the ESPP for the years ended December 31, 2023, 2022 and 2021, respectively.

Note 14.  Revenue

We derive our revenue from the sale and rental of our products to our customers in the United States. The following table presents our revenue, inclusive of sales and rental revenue, disaggregated by product:

	Year Ended
	December 31,
(In thousands)	2023	2022	2021
Revenue
Lymphedema products	$241,721	$212,266	$202,913
Airway clearance products	32,702	34,519	5,144
Total	$274,423	$246,785	$208,057

Percentage of total revenue
Lymphedema products	88%	86%	98%
Airway clearance products	12%	14%	2%
Total	100%	100%	100%

Our revenue by channel, inclusive of sales and rental revenue, for the years ended December 31, 2023, 2022 and 2021, are summarized in the following table:

	Year Ended
	December 31,
(In thousands)	2023	2022	2021
Private insurers and other payers	$148,901	$139,087	$141,377
Veterans Administration	27,003	25,507	25,654
Medicare	65,817	47,672	35,882
Durable medical equipment distributors	32,702	34,519	5,144
Total	$274,423	$246,785	$208,057

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

Rental revenue for the years ended December 31, 2023, 2022 and 2021, was primarily from private insurers. Sales-type lease revenue and the associated cost of revenue for the years ended December 31, 2023, 2022 and 2021, was:

	Year Ended December 31,
(In thousands)	2023	2022	2021
Sales-type lease revenue	$34,930	$35,440	$30,143
Cost of sales-type lease revenue	12,577	11,190	9,622
Gross profit	$22,353	$24,250	$20,521

Note 15.  Income Taxes

The (benefit) provision for income tax expense consisted of the following:

	Year Ended December 31,
(In thousands)	2023	2022	2021
Current income taxes, Federal	$5,045	$1,838	$(1,274)
Current income taxes, State	1,440	637	214
	6,485	2,475	(1,060)

Deferred income taxes, Federal	(19,046)	(32)	7,874
Deferred income taxes, State	(332)	—	2,356
	(19,378)	(32)	10,230

Unrecognized tax benefit, Federal	148	(50)	348
Unrecognized tax benefit, State	—	—	—
	148	(50)	348

Total (benefit) provision for income taxes	$(12,745)	$2,393	$9,518

The components of our deferred tax assets and liabilities were as follows:

	At December 31,
(In thousands)	2023	2022
Deferred tax assets:
Operating lease liability	$5,394	$5,945
Net operating loss carryforwards	50	179
Accounts receivable and inventory reserves	7,065	6,013
Stock-based compensation	5,144	4,886
Accrued liabilities	2,056	1,914
Warranty reserves	1,025	1,071
Intangible assets	1,645	2,947
Business credits	630	536
R&D expenses	2,189	1,103
Other	309	183
Total deferred tax assets	25,507	24,777

Deferred tax liabilities:
Right-of-use asset	(4,799)	(5,425)
Fixed assets	(975)	(1,080)
Prepaid expenses	(232)	(251)
Other	(123)	(186)
Total deferred tax liabilities	(6,129)	(6,942)

Valuation allowance	—	(17,835)

Net deferred tax assets	$19,378	$—

A reconciliation of income tax (benefit) expense to the statutory federal tax rate is as follows:

	Year Ended December 31,
	2023	2022	2021
Tax expense at statutory rate	21.0%	21.0%	21.0%
State income taxes, net of federal benefit	5.2	4.1	(1.1)
Executive compensation	0.9	—	(14.2)
Meals and entertainment	2.1	—	—
Employee Stock Purchase Plan	0.9	(1.0)	(7.5)
Federal business credits	(1.5)	1.6	10.9
Valuation allowance	(113.3)	(37.4)	(525.0)
Return to provision	0.5	(0.2)	(6.5)
Research and development credits	—	—	60.2
Deferred reprice - state	0.2	0.9	3.3
Unrecognized tax benefits	0.3	(0.3)	(2.2)
Excess benefit on non-qualified stock options and RSUs	2.3	(3.7)	47.2
Interest and penalties	0.1	—	(0.7)
162(m) write down	1.6	—	—
Other	(1.1)	(0.5)	(0.5)
Net effective rate	(80.8)%	(15.5)%	(415.1)%

A reconciliation of unrecognized tax benefits (“UTB”) is as follows:

	December 31,
(In thousands)	2023	2022	2021
Balance beginning of the year	$612	$522	$—
Gross change — tax positions in prior year	90	90	522
Balance end of the year	$702	$612	$522

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

As of December 31, 2023, the Company had approximately $50 thousand of state net operating loss ("NOL") carryforwards. A portion of the state NOL carry forward amounts have begun to expire in the current year. The state NOL carryforward amounts expire beginning in tax years 2027 if not utilized.

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

Management assesses the available positive and negative evidence to estimate whether sufficient future taxable income will be generated to permit use of the existing deferred tax assets. As of December 31, 2023, in part because in the current year we achieved three years of cumulative pretax income in the U.S. federal tax jurisdiction, management determined that there was sufficient positive evidence to conclude that it is more likely than not that additional deferred taxes of $19.4 million are realizable. We therefore reduced the valuation allowance related to the future realization of deferred tax assets accordingly.

Note 16.  Net Income (Loss) Per Common Share

The following table sets forth the computation of our basic and diluted net income (loss) per share:

	Year Ended
	December 31,
(In thousands, except share and per share data)	2023	2022	2021
Net income (loss)	$28,515	$(17,866)	$(11,811)
Weighted-average shares outstanding	22,925,497	20,067,969	19,719,485
Weighted-average shares used to compute diluted net loss per share	23,176,169	20,067,969	19,719,485
Net income (loss) per share - Basic	$1.24	$(0.89)	$(0.60)
Net income (loss) per share - Diluted	$1.23	$(0.89)	$(0.60)

The following common stock equivalents were excluded from the computation of diluted net income (loss) per common share for the periods presented because including them would have been anti-dilutive:

	Year Ended
	December 31,
	2023	2022	2021
Restricted stock units	337,202	590,542	265,616
Common stock options	389,229	615,307	915,224
Performance stock units	17,392	155,618	54,317
Employee stock purchase plan	—	100,506	34,809
Total	743,823	1,461,973	1,269,966

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

As of December 31, 2023, our obligations under the AffloVest earn-out arrangements had been paid in full. Prior to the determination of the actual amount of the earn-out, the earn-out liability was valued by employing a Monte Carlo Simulation model in a risk-neutral framework, which is a Level 3 input. The underlying simulated variable included recognized revenue. The recognized revenue volatility estimate was based on a study of historical asset volatility for a set of comparable public companies. The model included other assumptions including the market price of risk, which was calculated as the weighted average cost of capital less the long-term risk-free rate. The earn-out liability was adjusted to fair value at each reporting date until the end of the earn-out period, which was September 30, 2023. Changes in fair value were included in intangible asset amortization and earn-out expenses in our Consolidated Statements of Operations.

Changes in the earn-out liability measured at fair value using Level 3 inputs were as follows:

(In thousands)
Earn-out liability at December 31, 2022	$13,050
Payments on earn-out	(10,575)
Fair value adjustments	(2,475)
Earn-out liability at December 31, 2023	$—

(In thousands)
Earn-out liability at December 31, 2021	$6,200
Payment on earn-out	(5,000)
Fair value adjustments	11,850
Earn-out liability at December 31, 2022	$13,050

On May 25, 2023, the Company paid $5.0 million, plus an imputed interest payment of $250,000, relating to the initial earn-out. Subsequent to September 30, 2023, it was determined that the calculated amount of the second earn-out payment was $5.6 million, which was paid by the Company on November 28, 2023.

There is no remaining contingent earn-out liability as of December 31, 2023. The following provides information regarding fair value measurements for our remaining contingent earn-out liability as of December 31, 2022, according to the three-level fair value hierarchy:

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

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2023. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of December 31, 2023, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There was no change in the company’s internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, that occurred during the quarter ended December 31, 2023 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Our management conducted an assessment of the effectiveness of our internal control over financial reporting based on the criteria set forth in “Internal Control-Integrated Framework (2013)” issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on this assessment, management concluded that, as of December 31, 2023, our internal control over financial reporting was effective.

Our independent registered public accounting firm has audited the effectiveness of our internal control over financial reporting as of December 31, 2023, as stated in its report which appears below.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders

Tactile Systems Technology, Inc.

Opinion on internal control over financial reporting

We have audited the internal control over financial reporting of Tactile Systems Technology, Inc. (a Delaware corporation) and subsidiary (the “Company”) as of December 31, 2023, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on criteria established in the 2013 Internal Control—Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated financial statements of the Company as of and for the year ended December 31, 2023, and our report dated February 20, 2024 expressed an unqualified opinion on those financial statements.

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

/s/ GRANT THORNTON LLP

Minneapolis, Minnesota

February 20, 2024

Item 9B. Other Information.

Trading Arrangements

During the quarter ended December 31, 2023, none of our directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) of the Exchange Act or any non-Rule 10b5-1 trading arrangement (as defined in Item 408(c) of Regulation S-K).

Item 9C.  Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance.

Information About our Executive Officers

Daniel Reuvers, age 60, has served as our President and Chief Executive Officer, and as a member of our Board of Directors, since June 2020. Previously, he was at Integra LifeSciences Holdings Corporation, where he has served as the Executive Vice President and President, Codman Specialty Surgical, since December 2016. His responsibilities there included global sales, marketing, product development, quality and regulatory, and service and repair. He joined Integra in 2008 as Vice President of Marketing & Product Development for the company’s surgical instrument business, and held a series of roles with progressively increased responsibility. Among his accomplishments there, he led the $1B acquisition and integration of the Codman business from Johnson & Johnson. Previously, he served as President of Advanced Respiratory and Omni-Tract Surgical, both resulting in acquisitions by Hill-Rom and Integra, respectively. Mr. Reuvers currently serves on the board of Etac Group since October 2023, and previously served on the board of Respirtech, Inc. for 10 years, until their acquisition by Philips in 2017.

Elaine M. Birkemeyer, age 49, has served as our Chief Financial Officer since joining the Company in March 2023. Ms. Birkemeyer joined the Company from UnitedHealth Group Incorporated (“UnitedHealth”), where she had served as Chief Financial Officer, Optum Care Solutions, from May 2021 to March 2023. Prior to that she held various other roles with UnitedHealth, including Chief Financial Officer, Rally Health from March 2020 to May 2021, Senior Vice President, Optum Corporate Finance from February 2017 to March 2020, and Vice President, Optum Operations Finance from July 2014 to February 2017. Previously, Ms. Birkemeyer held various positions with Best Buy Co., Inc., including Senior Director, Strategy and Business Planning, Senior Finance Director and Senior Finance Manager. Ms. Birkemeyer has over 26 years of experience in finance, accounting, financial analysis, strategy and business planning. Ms. Birkemeyer holds an M.B.A. from Northwestern University 's Kellogg School of Management and a B.S. in Economics from the University of Pennsylvania's Wharton School.

Kristie T. Burns, age 52, has served as our Senior Vice President, Marketing & Clinical Affairs since joining the company in March 2021. Prior to joining our company, Ms. Burns was the Chief Marketing Officer of Cala Health, Inc., a privately-held bioelectronic medicine company developing wearable neuromodulation therapies for chronic disease, from January 2017 until March 2021. At Cala Health, she organized the company’s commercial functions and managed the U.S. commercial introduction of its lead product. Prior to joining Cala Health, Inc., Ms. Burns served as Vice President of Solutions Marketing, ResMed Americas of ResMed Inc. (NYSE: RMD), a global leader in digital health and cloud-connected medical devices focused on sleep apnea and other chronic diseases, from December 2003 to February 2016. Ms. Burns held various marketing and leadership roles of increasing responsibility with ResMed Inc. beginning in 2003. At ResMed Inc., her responsibilities included managing marketing and legal due diligence teams and leading the collaboration between multiple teams following a significant market reorganization. Ms. Burns previously served in consulting and business development roles of increasing responsibility at a privately-held cardiology consulting practice that was subsequently acquired by GE Medical Systems, from 1994 to 1999.

Sherri L. Ferstler, age 54, has served as our Senior Vice President of Sales since joining the company in July 2023. Prior to joining Tactile Medical, Ms. Ferstler served as Vice President Sales, North America for Johnson & Johnson Vision since 2016 (NYSE: JNJ). In this position, Ms. Ferstler led the field & inside sales teams, strategic accounts & training functions selling Acuvue brand contact lenses across multiple channels. Ms. Ferstler began her career in 1992 with Parke-Davis Pharmaceuticals where she served in a variety of sales, sales management and training and development roles. She joined Pfizer in 2000, serving as a district sales manager for all branded pharmaceutical products until 2003, then as Director of Division Operations and as a regional manager for Pfizer’s Urology and Respiratory product portfolios. From 2007 to 2016, Ms. Ferstler led regional and national sales teams for Endo Pharmaceuticals, Bayer Diabetes Care and Mylan Pharmaceuticals. Ms. Ferstler holds Bachelor of Arts in Psychology from the State University of New York College at Buffalo.

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

Other Information

Additional information required by this Item 10 will be contained in our definitive proxy statement for our 2024 Annual Meeting of Stockholders (the “Definitive Proxy Statement”) and is incorporated herein by reference.

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

The following financial statements of Tactile Systems Technology, Inc. are set forth in Part II, Item 8:

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of December 31, 2023 and 2022

Consolidated Statements of Operations for the years ended December 31, 2023, 2022 and 2021

Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2023, 2022 and 2021

Consolidated Statements of Cash Flows for the years ended December 31, 2023, 2022 and 2021

Notes to Consolidated Financial Statements

2.	Financial Statement Schedules

Not applicable.

3.	Exhibits

A list of exhibits required to be filed as part of this report is set forth in the Exhibit Index below.

EXHIBIT INDEX

		Incorporated by Reference
Exhibit				Exhibit	Filed
Number	Description of Exhibit	Form	Date of Filing	Number	Herewith

2.1	Asset Purchase Agreement, dated as of September 8, 2021, among Tactile Systems Technology, Inc., International Biophysics Corporation and H. David Shockley, Jr.	8-K	09/08/2021	2.1

2.2	Amendment to Asset Purchase Agreement, dated as of November 4, 2022, by and between Tactile Systems Technology, Inc. and Movair, Inc. (f/k/a International Biophysics Corporation)	10-Q	11/07/2022	2.1

3.1	Amended and Restated Certificate of Incorporation, as amended through May 9, 2019	8-K	05/09/2019	3.2

3.2	Amended and Restated Bylaws, effective December 19, 2022	10-K	02/21/2023	3.2

4.1	Description of the Registrant's securities registered pursuant to Section 12 of the Securities Exchange Act of 1934	10-K	02/23/2022	4.1

4.2	Specimen Certificate representing shares of common stock	S-1	05/06/2016	4.1

4.3	Form of Senior Indenture	S-3	01/18/2023	4.3

4.4	Form of Subordinated Indenture	S-3	01/18/2023	4.4

10.1*	2007 Omnibus Stock Plan	S-1	01/25/2016	10.5

10.2*	Form of Incentive Stock Option Agreement under 2007 Omnibus Stock Plan	S-1	01/25/2016	10.6

10.3*	Form of Non-Statutory Stock Option Agreement (Employee) under 2007 Omnibus Stock Plan	S-1	01/25/2016	10.7

10.4*	Form of Non-Statutory Stock Option Agreement (Directors) under 2007 Omnibus Stock Plan	S-1	01/25/2016	10.8

10.5*	Form of Non-Statutory Stock Option Agreement (Consultants) under 2007 Omnibus Stock Plan	S-1	01/25/2016	10.9

10.6*	Form of Restricted Stock Agreement	S-1	01/25/2016	10.10

10.7*	2016 Equity Incentive Plan	S-1	06/09/2016	10.11

10.8*	Form of Non-Qualified Stock Option Agreement under 2016 Equity Incentive Plan	S-1	06/09/2016	10.12

10.9*	Form of Non-Qualified Stock Option Agreement under 2016 Equity Incentive Plan (to be used for awards beginning in 2020)	10-Q	05/04/2020	10.1

10.10*	Form of Incentive Stock Option Agreement under 2016 Equity Incentive Plan	S-1	06/09/2016	10.13

10.11*	Form of Incentive Stock Option Agreement under 2016 Equity Incentive Plan (to be used for awards beginning in 2020)	10-Q	05/04/2020	10.2

10.12*	Form of Restricted Stock Agreement under 2016 Equity Incentive Plan	S-1	06/09/2016	10.14

10.13*	Form of Restricted Stock Unit Award Agreement under 2016 Equity Incentive Plan	S-1	06/09/2016	10.15

10.14*	Form of Restricted Stock Unit Award Agreement under 2016 Equity Incentive Plan (to be used for awards beginning in 2019)	10-Q	05/06/2019	10.3

10.15*	Form of Restricted Stock Unit Award Agreement under 2016 Equity Incentive Plan (to be used for awards beginning in 2020)	10-Q	05/04/2020	10.3

10.16*	Form of Restricted Stock Unit Agreement under 2016 Equity Incentive Plan (Quarterly Awards)	S-1	06/09/2016	10.16

10.17*	Form of Performance Stock Unit Agreement under the 2016 Equity Incentive Plan to be used for awards beginning in 2018	8-K	02/27/2018	10.1

10.18*	Form of Performance Stock Unit Award Agreement under 2016 Equity Incentive Plan (to be used for awards beginning in 2019)	10-Q	05/06/2019	10.4

10.19*	Form of Performance Stock Unit Award Agreement under 2016 Equity Incentive Plan (to be used for awards beginning in 2020)	10-Q	05/04/2020	10.4

10.20*	Employee Stock Purchase Plan	S-1	06/09/2016	10.17

10.21*	First Declaration of Amendment to Employee Stock Purchase Plan	10-K	02/26/2018	10.18

10.22*	Management Incentive Plan	8-K	03/10/2017	10.1

10.23*	Non-Employee Director Compensation Policy	10-K	02/23/2022	10.23

10.24*	Form of Director and Officer Indemnification Agreement	S-1	05/06/2016	10.19

10.25*	Tactile Systems Technology, Inc. Executive Employee Severance Plan	10-Q	11/05/2018	10.2

10.26*	Form of Confidentiality, Assignment of Intellectual Property and Restrictive Covenants Agreement	10-Q	11/05/2018	10.3

10.27*	Offer letter between Daniel L. Reuvers and Tactile Systems Technology, Inc. dated May 20, 2020	8-K	05/22/2020	10.1

10.28*	Transition and Consulting Agreement, dated as of January 10, 2020, by and between Gerald R. Mattys and Tactile Systems Technology, Inc.	8-K	01/13/2020	10.1

10.29*	Offer letter between Eric Pauls and Tactile Systems Technology, Inc. dated April 19, 2021	10-K	02/23/2022	10.29

10.30*	Offer letter between Kristie Burns and Tactile Systems Technology, Inc. dated February 1, 2021	10-K	02/23/2022	10.30

10.31*	Offer letter between Elaine M. Birkemeyer and Tactile Systems Technology, Inc., dated as of February 21, 2023	8-K	03/14/2023	10.1

10.32*	Offer letter between Sherri Ferstler and Tactile Systems Technology, Inc., dated as of July 18, 2023	10-Q	08/07/2023	10.3

10.33	Credit Agreement, dated as of August 3, 2018, by and among Tactile Systems Technology, Inc., the lenders from time to time party thereto and Wells Fargo Bank, National Association	10-Q	08/06/2018	10.1

10.34	First Amendment to Credit Agreement, dated as of February 12, 2019, by and among Tactile Systems Technology, Inc., the lenders party thereto and Wells Fargo Bank, National Association	10-K	02/28/2019	10.33

10.35	Waiver and Second Amendment to Credit Agreement, dated as of March 25, 2019, by and among Tactile Systems Technology, Inc., the lenders party thereto and Wells Fargo Bank, National Association	10-Q	05/06/2019	10.2

10.36	Third Amendment to Credit Agreement, dated as of August 2, 2019, by and among Tactile Systems Technology, Inc., the lenders party thereto and Wells Fargo Bank, National Association	10-Q	11/04/2019	10.1

10.37	Amended and Restated Credit Agreement, dated as of April 30, 2021, by and among Tactile Systems Technology, Inc., the lenders from time to time party thereto and Wells Fargo Bank, National Association, as Administrative Agent	10-Q	05/03/2021	10.1

10.38	First Amendment Agreement, dated as of September 8, 2021, among Tactile Systems Technology, Inc., the lenders signatory thereto and Wells Fargo Bank, National Association, as administrative agent	8-K	09/08/2021	10.1

10.39	Second Amendment Agreement, dated as of February 22, 2022, among Tactile Systems Technology, Inc., the lenders signatory thereto and Wells Fargo Bank, National Association, as administrative agent	10-K	02/23/2022	10.37

10.40	Third Amendment Agreement, dated as of June 21, 2023, among Tactile Systems Technology, Inc., the lenders signatory thereto and Wells Fargo Bank, National Association, as administrative agent	10-Q	08/07/2023	10.1

10.41	Fourth Amendment Agreement, dated as of August 1, 2023, among Tactile Systems Technology, Inc., the lenders signatory thereto and Wells Fargo Bank, National Association, as administrative agent	10-Q	08/07/2023	10.2

21.1	Subsidiaries	S-1	01/25/2016	21.1

23.1	Consent of Grant Thornton LLP				X

24.1	Power of Attorney (included in signature page)	X

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) / 15d-14(a) of the Securities Exchange Act of 1934, as amended	X

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) / 15d-14(a) of the Securities Exchange Act of 1934, as amended	X

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

97.1	Tactile Systems Technology, Inc. Required Compensation Recovery Policy	X

101.1

Inline XBRL for the following financial statements from the Company’s Annual Report on Form 10-K for the year ended December 31, 2023: (i) Balance Sheets, (ii) Statements of Operations, (iii) Statements of Stockholders’ Equity, (iv) Statements of Cash Flows, and (v) Notes to the Financial Statements; and for the information set forth in Part II, Item 9B.

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

Tactile Systems Technology, Inc.

Date: February 20, 2024	By:	/s/ Daniel L. Reuvers
Daniel L. Reuvers
Chief Executive Officer
(Principal executive officer)

Each of the undersigned hereby appoints Daniel L. Reuvers and Elaine M. Birkemeyer, and each of them (with full power to act alone), as attorneys and agents for the undersigned, with full power of substitution, for and in the name, place and stead of the undersigned, to sign and file with the Securities and Exchange Commission under the Securities Exchange Act of 1934, as amended, any and all amendments and exhibits to this annual report on Form 10-K and any and all applications, instruments and other documents to be filed with the Securities and Exchange Commission pertaining to this annual report on Form 10-K or any amendments thereto, with full power and authority to do and perform any and all acts and things whatsoever requisite and necessary or desirable. Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on February 20, 2024.

Name	Title

/s/ Daniel L. Reuvers	Chief Executive Officer (principal executive officer) and Director
Daniel L. Reuvers

/s/ Elaine M. Birkemeyer	Chief Financial Officer (principal financial officer and principal
Elaine M. Birkemeyer	accounting officer)

/s/ William W. Burke	Chairman of the Board of Directors
William W. Burke

/s/ Valerie L. Asbury	Director
Valerie L. Asbury

/s/ Sheri L. Dodd	Director
Sheri L. Dodd

/s/ Raymond O. Huggenberger	Director
Raymond O. Huggenberger

/s/ D. Brent Shafer	Director
D. Brent Shafer

/s/ Carmen B. Volkart	Director
Carmen B. Volkart

/s/ B. Vindell Washington	Director
B. Vindell Washington