Form 10-Q
period 2024-03-31
TACTILE SYSTEMS TECHNOLOGY INC
filed 2024-05-06
CIK 1027838

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2024

or

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

23,762,164 shares of common stock, par value $0.001 per share, were outstanding as of May 2, 2024.

Forward-Looking Information

All statements, other than statements of historical facts, contained in this Quarterly Report on Form 10-Q, including statements regarding our business, operations and financial performance and condition, as well as our plans, objectives and expectations for our business, operations and financial performance and condition, are forward-looking statements. In some cases, you can identify forward-looking statements by the following words: "anticipate," "believe," "continue," "could," "estimate," "expect," "intend," "may," "might," "ongoing," "plan," "potential," "predict," "project," "should," "target," "will," "would," or the negative of these terms or other comparable terminology, although not all forward-looking statements contain these words. Forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our results, levels of activity, performance or achievements to be materially different from the information expressed or implied by the forward-looking statements in this Quarterly Report on Form 10-Q. These risks, uncertainties and other factors include, but are not limited to:

●	our ability to obtain reimbursement from third-party payers for our products;
●	the impact of inflation, rising interest rates or recession;
●	the adequacy of our liquidity to pursue our business objectives;
●	adverse economic conditions or intense competition;
●	price increases for supplies and components;
●	wage and component price inflation;
●	loss of a key supplier;
●	entry of new competitors and products;
●	compliance with and changes in federal, state and local government regulation;
●	loss or retirement of key executives, including transition matters related to our upcoming Chief Executive Officer change;
●	technological obsolescence of our products;
●	technical problems with our research and products;
●	our ability to expand our business through strategic acquisitions;
●	our ability to integrate acquisitions and related businesses;
●	the effects of current and future U.S. and foreign trade policy and tariff actions; and
●	the inability to carry out research, development and commercialization plans.

You should read the matters described in "Risk Factors" and the other cautionary statements made in our Annual Report on Form 10-K for the year ended December 31, 2023, and in this Quarterly Report on Form 10-Q. We cannot assure you that the forward-looking statements in this report will prove to be accurate and therefore you are encouraged not to place undue reliance on forward-looking statements. Actual results or events could differ materially from the plans, intentions and expectations disclosed in the forward-looking statements we make. You are urged to carefully review and consider the various disclosures made by us in this report and in other filings with the Securities and Exchange Commission (the “SEC”) that advise of the risks and factors that may affect our business. Other than as required by law, we undertake no obligation to update or revise these forward-looking statements, whether as a result of new information, future events or otherwise. Our forward-looking statements do not reflect the potential impact of any future acquisitions, mergers, dispositions, joint ventures or investments that we may make.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

Tactile Systems Technology, Inc.
Condensed Consolidated Balance Sheets
(Unaudited)
	March 31,	December 31,
(In thousands, except share and per share data)	2024	2023
Assets
Current assets
Cash and cash equivalents	$60,706	$61,033
Accounts receivable	40,491	43,173
Net investment in leases	14,324	14,195
Inventories	20,844	22,527
Prepaid expenses and other current assets	4,908	4,366
Total current assets	141,273	145,294
Non-current assets
Property and equipment, net	6,217	6,195
Right of use operating lease assets	18,480	19,128
Intangible assets, net	45,795	46,724
Goodwill	31,063	31,063
Accounts receivable, non-current	6,953	10,936
Deferred income taxes	19,294	19,378
Other non-current assets	2,965	2,720
Total non-current assets	130,767	136,144
Total assets	$272,040	$281,438
Liabilities and Stockholders' Equity
Current liabilities
Accounts payable	$5,488	$6,659
Note payable	2,956	2,956
Accrued payroll and related taxes	11,023	16,789
Accrued expenses	6,866	5,904
Income taxes payable	725	1,467
Operating lease liabilities	2,740	2,807
Other current liabilities	3,335	4,475
Total current liabilities	33,133	41,057
Non-current liabilities
Note payable, non-current	25,437	26,176
Accrued warranty reserve, non-current	1,645	1,681
Income taxes payable, non-current	495	446
Operating lease liabilities, non-current	17,857	18,436
Total non-current liabilities	45,434	46,739
Total liabilities	78,567	87,796

Commitments and Contingencies (see Note 9)

Stockholders’ equity:
Preferred stock, $0.001 par value, 50,000,000 shares authorized; none issued and outstanding as of March 31, 2024 and December 31, 2023	—	—
Common stock, $0.001 par value, 300,000,000 shares authorized; 23,761,897 shares issued and outstanding as of March 31, 2024; 23,600,584 shares issued and outstanding as of December 31, 2023	24	24
Additional paid-in capital	176,764	174,724
Retained earnings	16,685	18,894
Total stockholders’ equity	193,473	193,642
Total liabilities and stockholders’ equity	$272,040	$281,438

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

Tactile Systems Technology, Inc.
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended
	March 31,
(In thousands, except share and per share data)	2024	2023
Revenue
Sales revenue	$53,307	$52,791
Rental revenue	7,781	6,055
Total revenue	61,088	58,846
Cost of revenue
Cost of sales revenue	14,944	14,642
Cost of rental revenue	2,715	2,736
Total cost of revenue	17,659	17,378
Gross profit
Gross profit - sales revenue	38,363	38,149
Gross profit - rental revenue	5,066	3,319
Gross profit	43,429	41,468
Operating expenses
Sales and marketing	27,357	26,302
Research and development	2,143	2,233
Reimbursement, general and administrative	16,261	15,434
Intangible asset amortization and earn-out	632	1,305
Total operating expenses	46,393	45,274
Loss from operations	(2,964)	(3,806)
Other expense	155	(993)
Loss before income taxes	(2,809)	(4,799)
Income tax benefit	(600)	(2,913)
Net loss	$(2,209)	$(1,886)
Net loss per common share
Basic	$(0.09)	$(0.09)
Diluted	$(0.09)	$(0.09)
Weighted-average common shares used to compute net loss per common share
Basic	23,665,829	21,283,752
Diluted	23,665,829	21,283,752

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Tactile Systems Technology, Inc.
Condensed Consolidated Statements of Stockholders’ Equity
(Unaudited)

				Retained
			Additional	Earnings
	Common Stock		Paid-In	(Accumulated
(In thousands, except share data)	Shares	Par Value	Capital	Deficit)	Total
Balances, December 31, 2023	23,600,584	$24	$174,724	$18,894	$193,642
Stock-based compensation	—	—	2,039	—	2,039
Exercise of common stock options and vesting of performance and restricted stock units	161,313	—	1	—	1
Net loss for the period	—	—	—	(2,209)	(2,209)
Balances, March 31, 2024	23,761,897	$24	$176,764	$16,685	$193,473

Balances, December 31, 2022	20,252,677	$20	$131,001	$(9,621)	$121,400
Stock-based compensation	—	—	2,023	—	2,023
Exercise of common stock options and vesting of performance and restricted stock units	107,388	—	—	—	—
Sale of common stock from follow-on public offering, net of offering expenses	2,875,000	3	34,622	—	34,625
Net loss for the period	—	—	—	(1,886)	(1,886)
Balances, March 31, 2023	23,235,065	$23	$167,646	$(11,507)	$156,162

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Tactile Systems Technology, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended March 31,
(In thousands)	2024	2023
Cash flows from operating activities
Net loss	$(2,209)	$(1,886)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	1,634	1,629
Deferred income taxes	84	—
Stock-based compensation expense	2,039	2,023
Loss on disposal of property and equipment and intangibles	—	3
Change in fair value of earn-out liability	—	660
Changes in assets and liabilities, net of acquisition:
Accounts receivable	2,682	3,806
Net investment in leases	(129)	2,349
Inventories	1,683	3,110
Income taxes	(693)	(2,919)
Prepaid expenses and other assets	(787)	(1,056)
Right of use operating lease assets	2	71
Accounts receivable, non-current	3,983	3,078
Accounts payable	(1,396)	(403)
Accrued payroll and related taxes	(5,766)	(5,636)
Accrued expenses and other liabilities	(203)	(5,331)
Net cash provided by (used in) operating activities	924	(502)
Cash flows from investing activities
Purchases of property and equipment	(482)	(241)
Intangible assets expenditures	(20)	(50)
Net cash used in investing activities	(502)	(291)
Cash flows from financing activities
Payments on note payable	(750)	(750)
Proceeds from exercise of common stock options	1	—
Proceeds from issuance of common stock at market	—	34,625
Net cash (used in) provided by financing activities	(749)	33,875
Net (decrease) increase in cash and cash equivalents	(327)	33,082
Cash and cash equivalents – beginning of period	61,033	21,929
Cash and cash equivalents – end of period	$60,706	$55,011

Supplemental cash flow disclosure
Cash paid for interest	$583	$927
Cash paid for taxes	$54	$6
Capital expenditures incurred but not yet paid	$225	$10

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

On September 8, 2021, we acquired the assets of the AffloVest airway clearance business (“AffloVest Acquisition”). AffloVest is a portable, wearable vest that treats patients with chronic respiratory conditions. We sell this device through home medical equipment and durable medical equipment (“DME”) providers throughout the United States.

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

The results for the three months ended March 31, 2024, are not necessarily indicative of results to be expected for the year ending December 31, 2024, or for any other interim period or for any future year. The condensed consolidated interim financial statements should be read in conjunction with the audited financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2023.

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

Note 3. Summary of Significant Accounting Policies

Significant Accounting Policies

There were no material changes in our significant accounting policies during the three months ended March 31, 2024. See Note 3 – “Summary of Significant Accounting Policies” to the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2023, for information regarding our significant accounting policies.

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

Note 4. Inventories

Inventories consisted of the following:

(In thousands)	At March 31, 2024	At December 31, 2023
Finished goods	$7,519	$7,979
Component parts and work-in-process	13,325	14,548
Total inventories	$20,844	$22,527

Note 5. Goodwill and Intangible Assets

Goodwill

In the third quarter of fiscal 2021, we completed the AffloVest Acquisition. The purchase price of the AffloVest product line exceeded the net acquisition-date estimated fair value amounts of the identifiable assets acquired and the liabilities assumed by $31.1 million, which was assigned to goodwill.

Intangible Assets

Our patents and other intangible assets are summarized as follows:

	Weighted-	At March 31, 2024
	Average	Gross
	Amortization	Carrying	Accumulated	Net
(In thousands)	Period	Amount	Amortization	Amount
Definite-lived intangible assets:
Patents	12 years	$1,039	$269	$770
Defensive intangible assets	1 year	1,125	956	169
Customer accounts	—	125	125	—
Customer relationships	10 years	31,000	6,107	24,893
Developed technology	8 years	13,000	3,027	9,973
Subtotal		46,289	10,484	35,805
Unamortized intangible assets:
Tradenames		9,500	—	9,500
Patents pending		490	—	490
Total intangible assets		$56,279	$10,484	$45,795

	Weighted-	At December 31, 2023
	Average	Gross
	Amortization	Carrying	Accumulated	Net
(In thousands)	Period	Amount	Amortization	Amount
Definite-lived intangible assets:
Patents	12 years	$1,018	$248	$770
Defensive intangible assets	1 year	1,125	920	205
Customer accounts	—	125	125	—
Customer relationships	11 years	31,000	5,511	25,489
Developed technology	9 years	13,000	2,731	10,269
Subtotal		46,268	9,535	36,733
Unamortized intangible assets:
Tradenames		9,500	—	9,500
Patents pending		491	—	491
Total intangible assets		$56,259	$9,535	$46,724

Amortization expense was $0.9 million and $1.0 million for the three months ended March 31, 2024 and 2023, respectively. Future amortization expenses are expected as follows:

(In thousands)
2024 (April 1 - December 31)	$2,847
2025	3,707
2026	3,642
2027	3,634
2028	3,631
Thereafter	18,344
Total	$35,805

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

Note 6. Accrued Expenses

Accrued expenses consisted of the following:

(In thousands)	At March 31, 2024	At December 31, 2023
Warranty	$2,191	$2,357
In-transit inventory	1,454	401
Travel	1,119	1,038
Legal and consulting	742	611
Clinical studies	356	363
Sales and use tax	184	183
Other	820	951
Total	$6,866	$5,904

Note 7. Warranty Reserves

The activity in the warranty reserve during and as of the end of the reporting periods presented was as follows:

	Three Months Ended
	March 31,
(In thousands)	2024	2023
Beginning balance	$4,038	$4,212
Warranty provision	840	874
Processed warranty claims	(1,042)	(1,086)
Ending balance	$3,836	$4,000

Accrued warranty reserve, current	$2,191	$1,916
Accrued warranty reserve, non-current	1,645	2,084
Total accrued warranty reserve	$3,836	$4,000

Note 8. Credit Agreement

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

On August 1, 2023, we entered into a Fourth Amendment Agreement (the “Fourth Amendment”), which further amended the Credit Agreement. The Fourth Amendment, among other things, decreased the commitment fees payable under the revolving credit facility under the Credit Agreement such that the undrawn portions of the revolving credit facility are subject to an unused line fee at a rate per annum from 0.125% to 0.200%, depending on our consolidated leverage ratio, and eliminated the language providing that the applicable margin for Adjusted Term SOFR loans was 3.50%, such that the interest rates are in effect as set forth in the above paragraph. The Fourth Amendment also eliminated the liquidity financial covenant and modified the remaining financial covenants to reflect the termination of the temporary covenant relief period that was in place until June 30, 2023 pursuant to the Second Amendment, such that the financial covenants now include a maximum consolidated total leverage ratio covenant, a minimum consolidated EBITDA covenant and a minimum fixed charge coverage ratio covenant. In addition, the Fourth Amendment provided for an additional term loan in the amount of $8.25 million, which we used for a paydown of the revolving credit facility. The Fourth Amendment also extended the maturity date of the term loans and revolving credit facility under the Credit Agreement from September 8, 2024, to August 1, 2026.

On December 21, 2023, we made a payment of $16.8 million to repay in full the outstanding balance on the revolving credit facility

As of March 31, 2024, we had outstanding borrowings of $28.5 million under the Credit Agreement, comprised entirely of the term loan. At March 31, 2024, all outstanding borrowings were subject to interest at a rate calculated at Adjusted Term SOFR plus an applicable margin, for an interest rate of 7.16%. The principal of the term loan is required to be repaid in quarterly installments of $750,000. Maturities of the term loan for the next three years as of March 31, 2024, were as follows:

(In thousands)	Amount
2024 (April 1 - December 31)	$2,250
2025	3,000
2026	23,250
Total	28,500
Less: Deferred financing fees	(107)
Net Note Payable	28,393
Less: Current portion of note payable	(2,956)
Non-current portion of note payable	$25,437

Our obligations under the Credit Agreement are secured by a security interest in substantially all of our and our subsidiary’s assets and are also guaranteed by our subsidiary. As of March 31, 2024, the Credit Agreement contained a number of restrictions and covenants, including that we maintain compliance with a maximum consolidated total leverage ratio, a minimum fixed charge coverage ratio and a minimum consolidated EBITDA covenant. As of March 31, 2024, we were in compliance with all financial covenants under the Credit Agreement.

Note 9. Commitments and Contingencies

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

Buildings

We lease certain office and warehouse space at various locations in the United States where we provide services. These leases are typically greater than one year with fixed, escalating rents over the noncancelable terms and, therefore, ROU operating lease assets and operating lease liabilities are recorded on the Condensed Consolidated Balance Sheets, with rent expense recognized on a straight-line basis over the term of the lease. The remaining lease terms vary from approximately one to seven years as of March 31, 2024.

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

Computer and Office Equipment

We also have operating lease agreements for certain computer and office equipment. The remaining lease terms as of March 31, 2024, ranged from less than one year to approximately four years with fixed monthly payments that are included in the ROU operating lease assets and operating lease liabilities. The leases provide an option to purchase the related equipment at fair market value at the end of the lease. The leases will automatically renew as a month-to-month rental at the end of the lease if the equipment is not purchased or returned.

Lease Position, Undiscounted Cash Flow and Supplemental Information

The table below presents information related to our ROU operating lease assets and operating lease liabilities that we have recorded:

(In thousands)	At March 31, 2024	At December 31, 2023
Right of use operating lease assets	$18,480	$19,128

Operating lease liabilities:
Current	$2,740	$2,807
Non-current	17,857	18,436
Total	$20,597	$21,243

Operating leases:
Weighted average remaining lease term	6.5 years	6.7 years
Weighted average discount rate	4.3%	4.3%

	Three Months Ended March 31,
	2024	2023
Supplemental cash flow information for our operating leases:
Cash paid for operating lease liabilities	$867	$860

The table below reconciles the undiscounted cash flows for the periods presented to the operating lease liabilities recorded on the Condensed Consolidated Balance Sheet for the periods presented:

(In thousands)
2024 (April 1 - December 31)	$2,667
2025	3,644
2026	3,715
2027	3,210
2028	3,185
Thereafter	6,943
Total minimum lease payments	23,364
Less: Amount of lease payments representing interest	(2,767)
Present value of future minimum lease payments	20,597
Less: Current obligations under operating lease liabilities	(2,740)
Non-current obligations under operating lease liabilities	$17,857

Operating lease costs were $0.9 million for each of the three months ended March 31, 2024 and 2023.

Major Vendors

We had purchases from one vendor that accounted for 23% of our total purchases for the three months ended March 31, 2024 and purchases from one vendor that accounted for 29% of our total purchases for the three months ended March 31, 2023.

Purchase Commitments

We issued purchase orders prior to March 31, 2024, totaling $25.7 million for goods that we expect to receive within the next year.

Retirement Plan

We maintain a 401(k) retirement plan for our employees in which eligible employees can contribute a percentage of their pre-tax compensation. We recorded an expense related to our discretionary contributions to the 401(k) plan of $0.7 million and $0.4 million for the three months ended March 31, 2024 and 2023, respectively.

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

Note 10. Stockholders' Equity

Stock-Based Compensation

Our 2016 Equity Incentive Plan (the “2016 Plan”) authorizes us to grant stock options, stock appreciation rights, restricted stock, stock units and other stock-based awards to employees, non-employee directors and certain consultants and advisors. There were up to 4,800,000 shares of our common stock initially reserved for issuance pursuant to the 2016 Plan. The 2016 Plan provides that the number of shares reserved and available for issuance under the 2016 Plan will automatically increase annually on January 1 of each calendar year, commencing in 2017 and ending on and including January 1, 2026, by an amount equal to the lesser of: (a) 5% of the number of common shares of stock outstanding as of December 31 of the immediately preceding calendar year, or (b) 2,500,000 shares; provided, however, that our Board of Directors may determine that any annual increase be a lesser number. In addition, all awards granted under our 2007 Omnibus Stock Plan and our 2003 Stock Option Plan that were outstanding when the 2016 Plan became effective and that are forfeited, expired, cancelled, settled for cash or otherwise not issued, will become available for issuance under the 2016 Plan. Pursuant to the automatic increase feature of the 2016 Plan, 1,180,019 shares were added as available for issuance thereunder on January 1, 2024. Our Board of Directors exercised its prerogative to forego the automatic increase on January 1, 2023. As of March 31, 2024, 6,451,155 shares were available for future grant pursuant to the 2016 Plan.

Upon adoption and approval of the 2016 Plan, all of our previous equity incentive compensation plans were terminated. However, existing awards under those plans continue to vest in accordance with the original vesting schedules and will expire at the end of their original terms.

We recorded stock-based compensation expense of $2.0 million for each of the three months ended March 31, 2024 and 2023. This expense was allocated as follows:

	Three Months Ended
	March 31,
(In thousands)	2024	2023
Cost of revenue	$83	$103
Sales and marketing expenses	738	752
Research and development expenses	33	49
Reimbursement, general and administrative expenses	1,185	1,119
Total stock-based compensation expense	$2,039	$2,023

Stock Options

Stock options issued to participants other than non-employees typically vest over three or four years and typically have a contractual term of seven or ten years. Stock-based compensation expense included in the Condensed Consolidated Statements of Operations for stock options was $0.1 million and $0.3 million for the three months ended March 31, 2024 and 2023, respectively. At March 31, 2024, there was approximately $0.1 million of total unrecognized pre-tax stock option expense under our equity compensation plans, which is expected to be recognized on a straight-line basis over a weighted-average period of 1.0 years.

Our stock option activity for the three months ended March 31, 2024, was as follows:

		Weighted-	Weighted-
		Average	Average	Aggregate
	Options	Exercise Price	Remaining	Intrinsic
(In thousands except options and per share data)	Outstanding	Per Share (1)	Contractual Life	Value (2)
Balance at December 31, 2023	429,960	$40.74	3.8 years	$223
Exercised	(354)	$1.35		$5
Forfeited	—	$—
Cancelled/Expired	(6,849)	$44.62
Balance at March 31, 2024	422,757	$40.71	3.6 years	$289

Options exercisable at March 31, 2024	395,952	$41.94	3.5 years	$160

(1)	The exercise price of each option granted during the period shown was equal to the market price of the underlying stock on the date of grant.
(2)	The aggregate intrinsic value of options exercised represents the difference between the exercise price of the option and the closing stock price of our common stock on the date of exercise. The aggregate intrinsic value of options outstanding represents the difference between the exercise price of the option and the closing stock price of our common stock on the last trading day of the period.

Options exercisable of 479,622 as of March 31, 2023, had a weighted-average exercise price of $44.60 per share.

Time-Based Restricted Stock Units

We have granted time-based restricted stock units to certain participants under the 2016 Plan that are stock-settled with common shares. Time-based restricted stock units granted under the 2016 Plan vest over one to three years. Stock-based compensation expense included in the Condensed Consolidated Statements of Operations for time-based restricted stock units was $1.4 million and $1.3 million for the three months ended March 31, 2024 and 2023, respectively. At March 31, 2024, there was approximately $9.9 million of total unrecognized pre-tax compensation expense related to outstanding time-based restricted stock units that is expected to be recognized over a weighted-average period of 2.2 years.

Our time-based restricted stock unit activity for the three months ended March 31, 2024, was as follows:

		Weighted-
		Average Grant	Aggregate
	Units	Date Fair Value	Intrinsic
(In thousands except unit and per unit data)	Outstanding	Per Unit	Value (1)
Balance at December 31, 2023	589,142	$16.35	$8,425
Granted	367,036	$13.88
Vested	(133,324)	$17.60
Cancelled	(9,252)	$18.20
Balance at March 31, 2024	813,602	$15.01	$13,221

(1)	The aggregate intrinsic value of restricted stock units outstanding was based on our closing stock price on the last trading day of the period.

Performance-Based Restricted Stock Units

We have granted performance-based restricted stock units (“PSUs”) to certain participants under the 2016 Plan. These PSUs have both performance-based and time-based vesting features. The PSUs granted in 2023 have three separate performance periods, and one-third of each grant will be earned if and to the extent performance goals based on revenue change and adjusted EBITDA margin are achieved in each of 2023 and 2024 (ranging from 25% to 175% of target), and one-third will be earned if and to the extent performance goals based on revenue change and adjusted EBITDA change are achieved in 2025 (ranging from 25% to 175% of target). The PSUs granted in 2024 have three separate performance periods, and one-third of each grant will be earned if and to the extent performance goals based on revenue change and adjusted EBITDA margin are achieved in 2024 (ranging from 25% to 175% of target), one-third will be earned if and to the extent performance goals based on revenue change and adjusted EBITDA change are achieved in 2025 (ranging from 25% to 175% of target), and one-third will be earned if and to the extent performance goals to be established are achieved in 2026. All earned and vested PSUs will be settled in shares of common stock.

Stock-based compensation expense recognized for PSUs was $0.4 million and $0.2 million for the three months ended March 31, 2024 and 2023, respectively. At March 31, 2024, there was approximately $3.1 million of total unrecognized pre-tax compensation expense related to outstanding PSUs that is expected to be recognized over a weighted average period of 2.5 years.

Our PSU activity for the three months ended March 31, 2024, was as follows:

		Weighted-
		Average Grant	Aggregate
	PSUs	Date Fair Value	Intrinsic
(In thousands except unit and per unit data)	Outstanding	Per Unit	Value (1)
Balance at December 31, 2023	198,232	$18.93	$2,785
Granted	160,659	$13.88
Vested	(38,842)	$29.02
Cancelled	—	$—
Balance at March 31, 2024	320,049	$15.17	$5,201

(1)	The aggregate intrinsic value of PSUs outstanding was based on our closing stock price on the last trading day of the period.

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

A total of 1,600,000 shares of common stock was initially reserved for issuance under the ESPP. This share reserve will automatically be supplemented each January 1, commencing in 2017 and ending on and including January 1, 2026, by an amount equal to the least of (a) 1% of the shares of our common stock outstanding on the immediately preceding December 31, (b) 500,000 shares or (c) such lesser amount as our Board of Directors may determine. Pursuant to the automatic increase feature of the ESPP, 236,003 shares were added as available for issuance thereunder on January 1, 2024. Our Board of Directors exercised its prerogative to forego the automatic increase on January 1, 2023. As of March 31, 2024, 1,605,871 shares were available for future issuance under the ESPP. We recognized stock-based compensation expense associated with the ESPP of $0.1 million and $0.2 million for the three months ended March 31, 2024 and 2023, respectively.

Note 11. Revenue

We derive our revenue from the sale and rental of our products to our customers in the United States. The following table presents our revenue, inclusive of sales and rental revenue, disaggregated by product line:

	Three Months Ended
	March 31,
(In thousands)	2024	2023
Revenue
Lymphedema products	$52,313	$49,752
Airway clearance products	8,775	9,094
Total	$61,088	$58,846

Percentage of total revenue
Lymphedema products	86%	85%
Airway clearance products	14%	15%
Total	100%	100%

Our revenue by channel, inclusive of sales and rental revenue, for the three months ended March 31, 2024 and 2023, are summarized in the following table:

	Three Months Ended
	March 31,
(In thousands)	2024	2023
Private insurers and other payers	$31,277	$25,425
Veterans Administration	6,826	5,823
Medicare	14,210	18,504
Durable medical equipment distributors	8,775	9,094
Total	$61,088	$58,846

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

The revenue and associated cost of revenue of sales-type leases are recognized on the lease commencement date and a net investment in leases is recorded on the Condensed Consolidated Balance Sheets. We bill the patients’ insurance payers monthly over the duration of the rental term. We record the net investment in leases and recognize revenue upon commencement of the lease in the amount of the expected consideration to be received through the monthly payments. Similar to our sales revenue, the transaction price is impacted by multiple factors, including the terms and conditions contracted by third-party payers. As the rental contract resides with the patients, we have elected the portfolio approach, at the payer level, to determine the expected consideration, which considers the impact of early terminations. While the contract is with the patient, in certain circumstances, the third-party payer elects an initial rental period with an option to extend. We assess the likelihood of extending the lease at the onset of the lease to determine if the option is reasonably certain to be exercised. As the lease is short-term in nature, we anticipate collection of substantially all of the net investment within the first year of the lease agreement. Completion of these payments represents the fair market value of the equipment, and as such, interest income is not applicable.

Rental revenue for the three months ended March 31, 2024 and 2023, was primarily from private insurers. Sales-type lease revenue and the associated cost of revenue for the three months ended March 31, 2024 and 2023, was:

	Three Months Ended March 31,
(In thousands)	2024	2023
Sales-type lease revenue	$7,781	$6,055
Cost of sales-type lease revenue	2,715	2,736
Gross profit	$5,066	$3,319

Note 12. Income Taxes

We record our interim provision for income taxes by applying our estimated annual effective tax rate to our year-to-date pre-tax income (loss) and adjusting for discrete tax items recorded in the period. Deferred income taxes result from temporary differences between the reporting of amounts for financial statement purposes and income tax purposes. These differences relate primarily to different methods used for income tax reporting purposes, including for depreciation and amortization, warranty and vacation accruals, and deductions related to allowances for doubtful accounts receivable and inventory reserves. Our provision for income taxes includes current federal and state income tax expense, as well as deferred federal and state income tax expense.

The effective tax rate for the three months ended March 31, 2024, was a benefit of 21.4%, compared to a benefit of 60.7% for the three months ended March 31, 2023. The primary driver of the change in our effective tax rate was attributable to the fact that we did not have a full valuation allowance on our deferred tax assets for the current year period, while the prior year period reported a full valuation allowance. We recorded an income tax benefit of $0.6 million and an income tax benefit of $2.9 million for the three months ended March 31, 2024 and 2023, respectively.

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

Note 13. Net Loss Per Share

The following table sets forth the computation of our basic and diluted net loss per share:

	Three Months Ended
	March 31,
(In thousands, except share and per share data)	2024	2023
Net loss	$(2,209)	$(1,886)
Weighted-average shares outstanding	23,665,829	21,283,752
Weighted-average shares used to compute diluted net loss per share	23,665,829	21,283,752
Net loss per share - Basic	$(0.09)	$(0.09)
Net loss per share - Diluted	$(0.09)	$(0.09)

The following common stock equivalents were excluded from the computation of diluted net loss per share for the periods presented because including them would have been anti-dilutive:

	Three Months Ended
	March 31,
	2024	2023
Restricted stock units	813,602	736,942
Common stock options	422,757	586,212
Performance stock units	320,049	233,798
Employee stock purchase plan	84,891	125,775
Total	1,641,299	1,682,727

Note 14. Fair Value Measurements

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

As of March 31, 2024, our obligations under the AffloVest Acquisition earn-out arrangements had been paid in full. Prior to the determination of the actual amount of the earn-out, the earn-out liability was valued by employing a Monte Carlo Simulation model in a risk-neutral framework, which is a Level 3 input. The underlying simulated variable included recognized revenue. The recognized revenue volatility estimate was based on a study of historical asset volatility for a set of comparable public companies. The model included other assumptions including the market price of risk, which was calculated as the weighted average cost of capital less the long-term risk-free rate. The earn-out liability was adjusted to fair value at each reporting date until the end of the earn-out period, which was September 30, 2023. Changes in fair value were included in intangible asset amortization and earn-out expenses in our Condensed Consolidated Statements of Operations.

Changes in the earn-out liability measured at fair value using Level 3 inputs were as follows:

(In thousands)
Earn-out liability at December 31, 2022	$13,050
Payment on earn-out	—
Fair value adjustments	660
Earn-out liability at March 31, 2023	$13,710

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

Our current lymphedema products are the Flexitouch Plus and Entre Plus systems and our airway clearance product is the AffloVest. A predecessor to our Flexitouch system received 510(k) clearance from the U.S. Food and Drug Administration (the “FDA”) in July 2002, and we introduced the system to address the many limitations of self-administered home-based manual lymphatic drainage therapy. We began selling our more advanced Flexitouch system after receiving 510(k) clearance from the FDA in October 2006. In September 2016, we received 510(k) clearance from the FDA for the Flexitouch system in treating lymphedema of the head and neck. In June 2017, we announced that we received 510(k) clearance from the FDA for the Flexitouch Plus, the third-generation version of our Flexitouch system. In December 2020, we received 510(k) clearance for two new indications for our Flexitouch Plus system: phlebolymphedema and lipedema. We introduced our Entre system in the United States in February 2013 and the second generation, Entre Plus, in March 2023. The Entre Plus system is sold or rented to patients who need a simple pump or who do not yet qualify for insurance reimbursement for an advanced compression device such as our Flexitouch Plus system. Sales and rentals of our lymphedema products represented 86% and 85% of our revenue in the three months ended March 31, 2024 and 2023, respectively.

On September 8, 2021, we acquired the assets of the AffloVest airway clearance product line. AffloVest is a portable, wearable vest that provides airway clearance to treat patients with chronic respiratory conditions such as bronchiectasis or conditions resulting from neuromuscular disorders. For the three months ended March 31, 2024 and 2023, sales of AffloVest represented 14% and 15% of our revenue, respectively.

To support the growth of our business, we continue to invest in our commercial infrastructure, consisting of our direct sales force, training resources, reimbursement capabilities and clinical expertise. We market our lymphedema products in the United States using a direct-to-patient and -provider model. The AffloVest device is sold through respiratory durable medical equipment providers throughout the United States that service patients and bill third-party payers for the product. We also employ a small group of respiratory specialists, who educate DME representatives, provide product demonstrations for targeted clinicians and support technical questions related to the AffloVest. As of March 31, 2024, we employed 269 field sales representatives for our lymphedema products and a team of 17 supporting our airway clearance products. This compares to 246 field sales representatives (excluding 4 key account managers) for our lymphedema products and a team of 12 specialists supporting our airway clearance products as of March 31, 2023.

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

We rely on third-party contract manufacturers for the sourcing of parts, the assembly of our controllers and the manufacturing of the garments used with our systems. We conduct final assembly of the garments used with our products, perform quality assurance and ship our products from our facility in Minnesota. We also manufacture and ship the AffloVest device from our Minnesota-based facility.

In July 2022, we launched Kylee™ a free mobile app that makes it easier for patients to manage their conditions by tracking treatments and symptoms, as well as having direct access to educational resources.

For the three months ended March 31, 2024, we generated revenue of $61.1 million and had a net loss of $2.2 million, compared to revenue of $58.8 million and a net loss of $1.9 million for the three months ended March 31, 2023. Our primary sources of capital since our initial public offering in 2016 have been from operating income, bank financing and our public offering in February 2023.

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

Results of Operations

Comparison of the Three Months Ended March 31, 2024 and 2023

The following table presents our results of operations for the periods indicated:

	Three Months Ended
	March 31,				Change
(In thousands)	2024		2023		$	%
Condensed Consolidated Statement		% of		% of
of Operations Data:		revenue		revenue
Revenue
Sales revenue	$53,307	87%	$52,791	90%	$516	1%
Rental revenue	7,781	13%	6,055	10%	1,726	29%
Total revenue	61,088	100%	58,846	100%	2,242	4%
Cost of revenue
Cost of sales revenue	14,944	24%	14,642	25%	302	2%
Cost of rental revenue	2,715	5%	2,736	5%	(21)	(1)%
Total cost of revenue	17,659	29%	17,378	30%	281	2%
Gross profit
Gross profit - sales revenue	38,363	63%	38,149	65%	214	1%
Gross profit - rental revenue	5,066	8%	3,319	5%	1,747	53%
Gross profit	43,429	71%	41,468	70%	1,961	5%
Operating expenses
Sales and marketing	27,357	45%	26,302	45%	1,055	4%
Research and development	2,143	4%	2,233	4%	(90)	(4)%
Reimbursement, general and administrative	16,261	26%	15,434	26%	827	5%
Intangible asset amortization and earn-out	632	1%	1,305	2%	(673)	(52)%
Total operating expenses	46,393	76%	45,274	77%	1,119	2%
Loss from operations	(2,964)	(5)%	(3,806)	(7)%	842	(22)%
Other income (expense)	155	—%	(993)	(2)%	1,148	(116)%
Loss before income taxes	(2,809)	(5)%	(4,799)	(9)%	1,990	(41)%
Income tax benefit	(600)	(1)%	(2,913)	(5)%	2,313	(79)%
Net loss	$(2,209)	(4)%	$(1,886)	(4)%	$(323)	17%

Revenue

Revenue increased $2.2 million, or 4%, to $61.1 million in the three months ended March 31, 2024, compared to $58.8 million in the three months ended March 31, 2023. The increase in total revenue was attributable to an increase of $2.6 million, or 5%, in sales and rentals of the lymphedema product line, partially offset by a decrease of $0.3 million, or 4%, in sales of the airway clearance product line in the quarter ended March 31, 2024, compared to the quarter ended March 31, 2023.

The increase in the lymphedema product line revenue in the three months ended March 31, 2024, was attributable to increasing productivity of our field sales team and continued strength within our entry-level Entre Plus system. The decrease in the airway clearance product line revenue in the three months ended March 31, 2024, was attributable to one large DME provider experiencing slowed placements of our AffloVest system due to the expiration of the COVID-19 Public Health Emergency waiver in May 2023 and a return to “pre-public health emergency’ eligibility requirements.

The following table summarizes our revenue by product line for the three months ended March 31, 2024 and 2023, both in dollars and percentage of total revenue:

	Three Months Ended
	March 31,		Change
(In thousands)	2024	2023	$	%
Revenue
Lymphedema products	$52,313	$49,752	$2,561	5%
Airway clearance products	8,775	9,094	(319)	(4)%
Total	$61,088	$58,846	$2,242	4%

Percentage of total revenue
Lymphedema products	86%	85%
Airway clearance products	14%	15%
Total	100%	100%

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

Cost of Revenue and Gross Margin

Cost of revenue increased $0.3 million, or 2%, to $17.7 million in the three months ended March 31, 2024, compared to $17.4 million in the three months ended March 31, 2023. The increase in cost of revenue was primarily attributable to the increase in sales and rentals of the lymphedema product line.

Gross margin was 71.1% and 70.5% in the three months ended March 31, 2024 and 2023, respectively.

Sales and Marketing Expenses

Sales and marketing expenses increased $1.1 million, or 4%, to $27.4 million in the three months ended March 31, 2024, compared to $26.3 million in the three months ended March 31, 2023. The increase was primarily attributable a $0.5 million increase in travel and entertainment expenses, a $0.3 million increase in personnel-related compensation expenses and a $0.3 million increase in general office and printing expenses.

Research and Development Expenses

Research and development (“R&D”) expenses decreased $0.1 million, or 4%, to $2.1 million in the three months ended March 31, 2024, compared to $2.2 million in the three months ended March 31, 2023. The decrease was primarily attributable to a $0.2 million decrease in professional fees, partially offset by a $0.1 million increase in personnel-related compensation expenses.

Reimbursement, General and Administrative Expenses

Reimbursement, general and administrative expenses increased $0.8 million, or 5%, to $16.3 million in the three months ended March 31, 2024, compared to $15.4 million in the three months ended March 31, 2023. This increase was primarily attributable to a $0.5 million increase in personnel-related compensation expenses and a $0.4 million increase in IT related expenses, partially offset by a $0.1 million decrease in professional fees.

Intangible Asset Amortization and Earn-out Expense

Intangible asset amortization and earn-out expense decreased $0.7 million to $0.6 million in the three months ended March 31, 2024, compared to $1.3 million in the three months ended March 31, 2023. The decrease was related to there being no earn-out expense in the three months ended March 31, 2024 compared to an increase in the fair value of the earn-out expense of $0.7 million for the three months ended March 31, 2023.

Other Income (Expense), Net

We recorded other income, net of $0.1 million and other expense, net of $1.0 million for the three months ended March 31, 2024 and 2023, respectively. The primary drivers of the change were a decrease in interest expense of $0.6 million and an increase in interest income of $0.6 million.

Income Taxes

We recorded an income tax benefit of $0.6 million and an income tax benefit of $2.9 million for the three months ended March 31, 2024 and 2023, respectively. The primary driver of the change in our effective tax rate was the fact that we did not have a full valuation allowance on our deferred tax assets for the current year period, while the prior year period reported a full valuation allowance.

Liquidity and Capital Resources

Cash Flows

At March 31, 2024, our principal sources of liquidity were cash and cash equivalents of $60.7 million and net accounts receivable of $47.4 million. This compares to cash and cash equivalents of $55.0 million and net accounts receivable of $71.0 million at March 31, 2023.

The following table summarizes our cash flows for the periods indicated:

	Three Months Ended
	March 31,
(In thousands)	2024	2023
Net cash provided by (used in):
Operating activities	$924	$(502)
Investing activities	(502)	(291)
Financing activities	(749)	33,875
Net (decrease) increase in cash and cash equivalents	$(327)	$33,082

Operating Activities

Net cash provided by operating activities during the three months ended March 31, 2024 was $0.9 million, resulting from non-cash net loss adjustments of $3.8 million, partially offset by a net loss of $2.2 million and a net decrease in operating assets and liabilities of $0.6 million. The positive non-cash net loss adjustments consisted primarily of $2.0 million of stock-based compensation expense and $1.6 million of depreciation and amortization expense. Cash used relating to the change in operating assets and liabilities primarily consisted of a decrease in accrued payroll and related taxes of $5.8 million, a decrease in accounts payable and accrued expenses of $1.6, an increase in prepaid expenses and other assets of $0.8 million and a decrease in income taxes payable of $0.7 million, partially offset by a decrease in accounts receivable of $6.7 million and an increase in inventories of $1.7 million.

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

Investing Activities

Net cash used in investing activities during the three months ended March 31, 2024, was $0.5 million, consisting of purchases of property and equipment primarily related to tenant improvements, and patent costs.

Net cash used in investing activities during the three months ended March 31, 2023, was $0.3 million, consisting of purchases of property and equipment, and patent costs.

Financing Activities

Net cash used in financing activities during the three months ended March 31, 2024, was $0.7 million, primarily consisting of a $0.8 million payment made on our term loan.

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

On August 1, 2023, we entered into a Fourth Amendment Agreement (the “Fourth Amendment”), which further amended the Credit Agreement. The Fourth Amendment, among other things, decreased the commitment fees payable under the revolving credit facility and eliminated the temporary increase in the applicable margin for Adjusted Term SOFR loans. The Fourth Amendment also eliminated the liquidity financial covenant and modified the remaining financial covenants to reflect the termination of the temporary covenant relief period that was in place until June 30, 2023 pursuant to the Second Amendment. In addition, the Fourth Amendment provided for an additional term loan in the amount of $8.25 million, which we used for a paydown of the revolving credit facility. The Fourth Amendment also extended the maturity date of the term loans and revolving credit facility under the Credit Agreement from September 8, 2024 to August 1, 2026.

On December 21, 2023, we made a payment of $16.8 million to repay in full the outstanding balance on the revolving credit facility.

As of March 31, 2024, we had outstanding borrowings of $28.5 million under the Credit Agreement, comprised entirely of the term loan. The principal of the term loan is required to be repaid in quarterly installments of $750,000.

For additional information regarding the Credit Agreement, including interest rates, fees and maturities, see Note 8 – “Credit Agreement” of the condensed consolidated financial statements contained in this report.

Future Cash Requirements

For a discussion of our material estimated future cash requirements under our contractual obligations and commercial commitments, in total and disaggregated into current and long-term, see “Future Cash Requirements” included in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2023. There have been no material changes since December 31, 2023.

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

Inflation and changing prices did not have a material effect on our business during the quarter ended March 31, 2024, and we do not expect that inflation or changing prices will materially affect our business for at least the next twelve months.

Recent Accounting Pronouncements

Refer to Note 3 – “Summary of Significant Accounting Policies” of the condensed consolidated financial statements contained in this report for a description of recently issued accounting pronouncements that are applicable to our business.

Critical Accounting Estimates

Critical accounting estimates are those that involve a significant level of estimation uncertainty and have had or are reasonably likely to have a material impact on our financial condition and results of operations. For additional information, please see the discussion of our most critical accounting estimates under “Critical Accounting Estimates” in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2023.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

For a discussion on our market risks, see Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” included in our Annual Report on Form 10-K for the year ended December 31, 2023. There have been no material changes since December 31, 2023.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2024. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 31, 2024, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, that occurred during the quarter ended March 31, 2024, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

Information pertaining to certain legal proceedings in which we are involved can be found in Note 9 – “Commitments and Contingencies” to our condensed consolidated financial statements included in Part I, Item 1 of this report and is incorporated herein by reference.

Item 1A. Risk Factors.

In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the factors discussed in “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2023, which could materially affect our business, financial condition or future results. There have been no material changes in our risk factors from those disclosed in that report.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

Not applicable.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Trading Arrangements

During the quarter ended March 31, 2024, none of our directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) of the Exchange Act or any non-Rule 10b5-1 trading arrangement (as defined in Item 408(c) of Regulation S-K).

Item 6. Exhibits.

The exhibits filed as part of this Quarterly Report on Form 10-Q are set forth on the Exhibit Index below.

EXHIBIT INDEX

		Incorporated by Reference
Exhibit				Exhibit	Filed
Number	Description of Exhibit	Form	Date of Filing	Number	Herewith

3.1	Amended and Restated Certificate of Incorporation, as amended through May 9, 2019	8-K	05/09/2019	3.2

3.2	Amended and Restated By-laws, effective December 19, 2022	10-K	02/21/2023	3.2

10.1	Offer Letter between Sheri L. Dodd and Tactile Systems Technology, Inc., dated April 23, 2024	8-K	04/23/2024	10.1
10.2	Form of Confidentiality, Assignment of Intellectual Property and Restrictive Covenants Agreement	8-K	04/23/2024	10.2
10.3	Transition Letter Agreement between Daniel L. Reuvers and Tactile Systems Technology, Inc., dated April 23, 2024	8-K	04/23/2024	10.4
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) / 15d-14(a) of the Securities Exchange Act of 1934, as amended				X

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) / 15d-14(a) of the Securities Exchange Act of 1934, as amended				X

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X

101.1

Inline XBRL for the following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2024: (i) Balance Sheets, (ii) Statements of Operations, (iii) Statements of Stockholders’ Equity, (iv) Statements of Cash Flows, and (v) Notes to the Condensed Consolidated Financial Statements; and for the information set forth in Part II, Item 5.

					X

104.1	Cover page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101.1)				X

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Tactile Systems Technology, Inc.

Date: May 6, 2024	By:	/s/ Elaine M. Birkemeyer
Elaine M. Birkemeyer
Chief Financial Officer
(Principal financial and accounting officer)