Form 10-Q
period 2024-06-30
TACTILE SYSTEMS TECHNOLOGY INC
filed 2024-08-05
CIK 1027838

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2024

or

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

23,966,748 shares of common stock, par value $0.001 per share, were outstanding as of August 1, 2024.

Forward-Looking Information

All statements, other than statements of historical facts, contained in this Quarterly Report on Form 10-Q, including statements regarding our business, operations and financial performance and condition, as well as our plans, objectives and expectations for our business, operations and financial performance and condition, are forward-looking statements. In some cases, you can identify forward-looking statements by the following words: "anticipate," "believe," "continue," "could," "estimate," "expect," "intend," "may," "might," "ongoing," "plan," "potential," "predict," "project," "should," "target," "will," "would," or the negative of these terms or other comparable terminology, although not all forward-looking statements contain these words. Forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our results, levels of activity, performance or achievements to be materially different from the information expressed or implied by the forward-looking statements in this Quarterly Report on Form 10-Q. These risks, uncertainties and other factors include, but are not limited to:

●	our ability to obtain reimbursement from third-party payers for our products;
●	the impact of inflation, rising interest rates or recession;
●	the adequacy of our liquidity to pursue our business objectives;
●	adverse economic conditions or intense competition;
●	price increases for supplies and components;
●	wage and component price inflation;
●	loss of a key supplier;
●	entry of new competitors and products;
●	compliance with and changes in federal, state and local government regulation;
●	loss or retirement of key executives, including transition matters related to our recent Chief Executive Officer change;
●	technological obsolescence of our products;
●	technical problems with our research and products;
●	our ability to expand our business through strategic acquisitions;
●	our ability to integrate acquisitions and related businesses;
●	the effects of current and future U.S. and foreign trade policy and tariff actions; and
●	the inability to carry out research, development and commercialization plans.

You should read the matters described in "Risk Factors" and the other cautionary statements made in our Annual Report on Form 10-K for the year ended December 31, 2023, and in subsequent Quarterly Reports on Form 10-Q. We cannot assure you that the forward-looking statements in this report will prove to be accurate and therefore you are encouraged not to place undue reliance on forward-looking statements. Actual results or events could differ materially from the plans, intentions and expectations disclosed in the forward-looking statements we make. You are urged to carefully review and consider the various disclosures made by us in this report and in other filings with the Securities and Exchange Commission (the “SEC”) that advise of the risks and factors that may affect our business. Other than as required by law, we undertake no obligation to update or revise these forward-looking statements, whether as a result of new information, future events or otherwise. Our forward-looking statements do not reflect the potential impact of any future acquisitions, mergers, dispositions, joint ventures or investments that we may make.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

Tactile Systems Technology, Inc.
Condensed Consolidated Balance Sheets
(Unaudited)
	June 30,	December 31,
(In thousands, except share and per share data)	2024	2023
Assets
Current assets
Cash and cash equivalents	$73,618	$61,033
Accounts receivable	41,935	43,173
Net investment in leases	13,551	14,195
Inventories	18,846	22,527
Prepaid expenses and other current assets	3,909	4,366
Total current assets	151,859	145,294
Non-current assets
Property and equipment, net	5,691	6,195
Right of use operating lease assets	17,828	19,128
Intangible assets, net	44,883	46,724
Goodwill	31,063	31,063
Accounts receivable, non-current	4,511	10,936
Deferred income taxes	19,408	19,378
Other non-current assets	3,541	2,720
Total non-current assets	126,925	136,144
Total assets	$278,784	$281,438
Liabilities and Stockholders' Equity
Current liabilities
Accounts payable	$5,094	$6,659
Note payable	2,956	2,956
Accrued payroll and related taxes	12,090	16,789
Accrued expenses	6,702	5,904
Income taxes payable	496	1,467
Operating lease liabilities	2,799	2,807
Other current liabilities	4,075	4,475
Total current liabilities	34,212	41,057
Non-current liabilities
Note payable, non-current	24,698	26,176
Accrued warranty reserve, non-current	1,561	1,681
Income taxes payable, non-current	495	446
Operating lease liabilities, non-current	17,142	18,436
Total non-current liabilities	43,896	46,739
Total liabilities	78,108	87,796

Commitments and Contingencies (see Note 9)

Stockholders’ equity:
Preferred stock, $0.001 par value, 50,000,000 shares authorized; none issued and outstanding as of June 30, 2024 and December 31, 2023	—	—
Common stock, $0.001 par value, 300,000,000 shares authorized; 23,966,748 shares issued and outstanding as of June 30, 2024; 23,600,584 shares issued and outstanding as of December 31, 2023	24	24
Additional paid-in capital	179,669	174,724
Retained earnings	20,983	18,894
Total stockholders’ equity	200,676	193,642
Total liabilities and stockholders’ equity	$278,784	$281,438

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Tactile Systems Technology, Inc.
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands, except share and per share data)	2024	2023	2024	2023
Revenue
Sales revenue	$64,267	$59,802	$117,574	$112,593
Rental revenue	8,951	8,537	16,732	14,592
Total revenue	73,218	68,339	134,306	127,185
Cost of revenue
Cost of sales revenue	16,263	16,865	31,207	31,507
Cost of rental revenue	2,852	3,175	5,567	5,911
Total cost of revenue	19,115	20,040	36,774	37,418
Gross profit
Gross profit - sales revenue	48,004	42,937	86,367	81,086
Gross profit - rental revenue	6,099	5,362	11,165	8,681
Gross profit	54,103	48,299	97,532	89,767
Operating expenses
Sales and marketing	28,608	28,206	55,965	54,508
Research and development	2,234	1,833	4,377	4,066
Reimbursement, general and administrative	16,779	14,991	33,040	30,425
Intangible asset amortization and earn-out	633	1,211	1,265	2,516
Total operating expenses	48,254	46,241	94,647	91,515
Income (loss) from operations	5,849	2,058	2,885	(1,748)
Other income (expense)	225	(838)	380	(1,831)
Income (loss) before income taxes	6,074	1,220	3,265	(3,579)
Income tax expense (benefit)	1,776	1,320	1,176	(1,593)
Net income (loss)	$4,298	$(100)	$2,089	$(1,986)
Net income (loss) per common share
Basic	$0.18	$0.00	$0.09	$(0.09)
Diluted	$0.18	$0.00	$0.09	$(0.09)
Weighted-average common shares used to compute net income (loss) per common share
Basic	23,873,379	23,352,530	23,769,604	22,323,856
Diluted	24,099,047	23,352,530	24,073,986	22,323,856

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Tactile Systems Technology, Inc.
Condensed Consolidated Statements of Stockholders’ Equity
(Unaudited)

				Retained
			Additional	Earnings
	Common Stock		Paid-In	(Accumulated
(In thousands, except share data)	Shares	Par Value	Capital	Deficit)	Total
Balances, March 31, 2024	23,761,897	$24	$176,764	$16,685	$193,473
Stock-based compensation	—	—	1,860	—	1,860
Exercise of common stock options and vesting of performance and restricted stock units	96,944	—	1	—	1
Common shares issued for employee stock purchase plan	107,907	—	1,044	—	1,044
Net income for the period	—	—	—	4,298	4,298
Balances, June 30, 2024	23,966,748	$24	$179,669	$20,983	$200,676

Balances, December 31, 2023	23,600,584	$24	$174,724	$18,894	$193,642
Stock-based compensation	—	—	3,899	—	3,899
Exercise of common stock options and vesting of performance and restricted stock units	258,257	—	2	—	2
Common shares issued for employee stock purchase plan	107,907	—	1,044	—	1,044
Net income for the period	—	—	—	2,089	2,089
Balances, June 30, 2024	23,966,748	$24	$179,669	$20,983	$200,676

Balances, March 31, 2023	23,235,065	$23	$167,646	$(11,507)	$156,162
Stock-based compensation	—	—	1,808	—	1,808
Exercise of common stock options and vesting of performance and restricted stock units	102,421	—	11	—	11
Common shares issued for employee stock purchase plan	120,816	—	882	—	882
Net loss for the period	—	—	—	(100)	(100)
Balances, June 30, 2023	23,458,302	$23	$170,347	$(11,607)	$158,763

Balances, December 31, 2022	20,252,677	$20	$131,001	$(9,621)	$121,400
Stock-based compensation	—	—	3,831	—	3,831
Exercise of common stock options and vesting of performance and restricted stock units	209,809	—	11	—	11
Sale of common stock from follow-on public offering, net of offering expenses	2,875,000	3	34,622	—	34,625
Common shares issued for employee stock purchase plan	120,816	—	882	—	882
Net loss for the period	—	—	—	(1,986)	(1,986)
Balances, June 30, 2023	23,458,302	$23	$170,347	$(11,607)	$158,763

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Tactile Systems Technology, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended June 30,
(In thousands)	2024	2023
Cash flows from operating activities
Net income (loss)	$2,089	$(1,986)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	3,345	3,269
Deferred income taxes	(30)	—
Stock-based compensation expense	3,899	3,831
Loss on disposal of property and equipment and intangibles	54	3
Change in fair value of earn-out liability	—	1,230
Changes in assets and liabilities, net of acquisition:
Accounts receivable	1,238	8,273
Net investment in leases	644	2,911
Inventories	3,681	2,809
Income taxes	(922)	(3,967)
Prepaid expenses and other assets	(364)	(697)
Right of use operating lease assets	(2)	50
Accounts receivable, non-current	6,425	7,631
Accounts payable	(1,592)	(696)
Accrued payroll and related taxes	(4,699)	(3,300)
Accrued expenses and other liabilities	300	(5,954)
Net cash provided by operating activities	14,066	13,407
Cash flows from investing activities
Purchases of property and equipment	(982)	(1,043)
Proceeds from sale of property and equipment	12	—
Intangible assets expenditures	(57)	(99)
Net cash used in investing activities	(1,027)	(1,142)
Cash flows from financing activities
Payments on earn-out	—	(5,000)
Payments on note payable	(1,500)	(1,500)
Proceeds from exercise of common stock options	2	11
Proceeds from the issuance of common stock from the employee stock purchase plan	1,044	882
Proceeds from issuance of common stock at market	—	34,625
Net cash (used in) provided by financing activities	(454)	29,018
Net increase in cash and cash equivalents	12,585	41,283
Cash and cash equivalents – beginning of period	61,033	21,929
Cash and cash equivalents – end of period	$73,618	$63,212

Supplemental cash flow disclosure
Cash paid for interest	$1,099	$1,925
Cash paid for taxes	$2,177	$2,415
Capital expenditures incurred but not yet paid	$27	$8

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

The results for the six months ended June 30, 2024, are not necessarily indicative of results to be expected for the year ending December 31, 2024, or for any other interim period or for any future year. The condensed consolidated interim financial statements should be read in conjunction with the audited financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2023.

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

Note 3. Summary of Significant Accounting Policies

Significant Accounting Policies

There were no material changes in our significant accounting policies during the six months ended June 30, 2024. See Note 3 – “Summary of Significant Accounting Policies” to the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2023, for information regarding our significant accounting policies.

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

Note 4. Inventories

Inventories consisted of the following:

(In thousands)	At June 30, 2024	At December 31, 2023
Finished goods	$6,365	$7,979
Component parts and work-in-process	12,481	14,548
Total inventories	$18,846	$22,527

Note 5. Goodwill and Intangible Assets

Goodwill

In the third quarter of fiscal 2021, we completed the AffloVest Acquisition. The purchase price of the AffloVest product line exceeded the net acquisition-date estimated fair value amounts of the identifiable assets acquired and the liabilities assumed by $31.1 million, which was assigned to goodwill.

Intangible Assets

Our patents and other intangible assets are summarized as follows:

	Weighted-	At June 30, 2024
	Average	Gross
	Amortization	Carrying	Accumulated	Net
(In thousands)	Period	Amount	Amortization	Amount
Definite-lived intangible assets:
Patents	12 years	$1,060	$290	$770
Defensive intangible assets	1 year	1,125	993	132
Customer accounts	—	125	125	—
Customer relationships	10 years	31,000	6,704	24,296
Developed technology	8 years	13,000	3,322	9,678
Subtotal		46,310	11,434	34,876
Unamortized intangible assets:
Tradenames		9,500	—	9,500
Patents pending		507	—	507
Total intangible assets		$56,317	$11,434	$44,883

	Weighted-	At December 31, 2023
	Average	Gross
	Amortization	Carrying	Accumulated	Net
(In thousands)	Period	Amount	Amortization	Amount
Definite-lived intangible assets:
Patents	12 years	$1,018	$248	$770
Defensive intangible assets	1 year	1,125	920	205
Customer accounts	—	125	125	—
Customer relationships	11 years	31,000	5,511	25,489
Developed technology	9 years	13,000	2,731	10,269
Subtotal		46,268	9,535	36,733
Unamortized intangible assets:
Tradenames		9,500	—	9,500
Patents pending		491	—	491
Total intangible assets		$56,259	$9,535	$46,724

Amortization expense was $1.0 million for each of the three months ended June 30, 2024 and 2023, and $1.9 million for each of the six months ended June 30, 2024 and 2023, of which $0.3 million in each of the three months ended June 30, 2024 and 2023, and $0.6 million in each of the six months ended June 30, 2024 and 2023, were recorded in cost of sales revenue. Future amortization expenses are expected as follows:

(In thousands)
2024 (July 1 - December 31)	$1,899
2025	3,708
2026	3,643
2027	3,635
2028	3,632
Thereafter	18,359
Total	$34,876

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

Note 6. Accrued Expenses

Accrued expenses consisted of the following:

(In thousands)	At June 30, 2024	At December 31, 2023
Warranty	$2,131	$2,357
Legal and consulting	1,161	611
In-transit inventory	1,102	401
Travel	933	1,038
Clinical studies	339	363
Sales and use tax	108	183
Other	928	951
Total	$6,702	$5,904

Note 7. Warranty Reserves

The activity in the warranty reserve during and as of the end of the reporting periods presented was as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands)	2024	2023	2024	2023
Beginning balance	$3,836	$4,000	$4,038	$4,212
Warranty provision	902	1,026	1,742	1,900
Processed warranty claims	(1,046)	(1,198)	(2,088)	(2,284)
Ending balance	$3,692	$3,828	$3,692	$3,828

Accrued warranty reserve, current	$2,131	$1,871	$2,131	$1,871
Accrued warranty reserve, non-current	1,561	1,957	1,561	1,957
Total accrued warranty reserve	$3,692	$3,828	$3,692	$3,828

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

As of June 30, 2024, we had outstanding borrowings of $27.8 million under the Credit Agreement, comprised entirely of the term loan. At June 30, 2024, all outstanding borrowings were subject to interest at a rate calculated at Adjusted Term SOFR plus an applicable margin, for an interest rate of 7.18%. The principal of the term loan is required to be repaid in quarterly installments of $750,000. Maturities of the term loan for the next three years as of June 30, 2024, were as follows:

(In thousands)	Amount
2024 (July 1 - December 31)	$1,500
2025	3,000
2026	23,250
Total	27,750
Less: Deferred financing fees	(96)
Net Note Payable	27,654
Less: Current portion of note payable	(2,956)
Non-current portion of note payable	$24,698

Our obligations under the Credit Agreement are secured by a security interest in substantially all of our and our subsidiary’s assets and are also guaranteed by our subsidiary. As of June 30, 2024, the Credit Agreement contained a number of restrictions and covenants, including that we maintain compliance with a maximum consolidated total leverage ratio, a minimum fixed charge coverage ratio and a minimum consolidated EBITDA covenant. As of June 30, 2024, we were in compliance with all covenants under the Credit Agreement.

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

Buildings

We lease certain office and warehouse space at various locations in the United States where we provide services. These leases are typically greater than one year with fixed, escalating rents over the noncancelable terms and, therefore, ROU operating lease assets and operating lease liabilities are recorded on the Condensed Consolidated Balance Sheets, with rent expense recognized on a straight-line basis over the term of the lease. The remaining lease terms vary from approximately one to seven years as of June 30, 2024.

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

Computer and Office Equipment

We also have operating lease agreements for certain computer and office equipment. The remaining lease terms as of June 30, 2024, ranged from less than one year to approximately four years with fixed monthly payments that are included in the ROU operating lease assets and operating lease liabilities. The leases provide an option to purchase the related equipment at fair market value at the end of the lease. The leases will automatically renew as a month-to-month rental at the end of the lease if the equipment is not purchased or returned.

Lease Position, Undiscounted Cash Flow and Supplemental Information

The table below presents information related to our ROU operating lease assets and operating lease liabilities that we have recorded:

(In thousands)	At June 30, 2024	At December 31, 2023
Right of use operating lease assets	$17,828	$19,128

Operating lease liabilities:
Current	$2,799	$2,807
Non-current	17,142	18,436
Total	$19,941	$21,243

Operating leases:
Weighted average remaining lease term	6.3 years	6.7 years
Weighted average discount rate	4.3%	4.3%

	Six Months Ended June 30,
	2024	2023
Supplemental cash flow information for our operating leases:
Cash paid for operating lease liabilities	$1,743	$1,710
Non-cash right of use assets obtained in exchange for new operating lease obligations	$3	$—

The table below reconciles the undiscounted cash flows for the periods presented to the operating lease liabilities recorded on the Condensed Consolidated Balance Sheet for the periods presented:

(In thousands)
2024 (July 1 - December 31)	$1,791
2025	3,645
2026	3,716
2027	3,210
2028	3,185
Thereafter	6,943
Total minimum lease payments	22,490
Less: Amount of lease payments representing interest	(2,549)
Present value of future minimum lease payments	19,941
Less: Current obligations under operating lease liabilities	(2,799)
Non-current obligations under operating lease liabilities	$17,142

Operating lease costs were $0.9 million for each of the three months ended June 30, 2024 and 2023. Operating lease costs were $1.8 million for each of the six months ended June 30, 2024 and 2023.

Major Vendors

We had purchases from one vendor that accounted for 17% of our total purchases for the three months ended June 30, 2024, and purchases from one vendor that accounted for 20% of our total purchases for the six months ended June 30, 2024. We had purchases from two vendors that accounted for 30% of our total purchases for the three months ended June 30, 2023, and purchases from one vendor that accounted for 24% of our total purchases for the six months ended June 30, 2023.

Purchase Commitments

We issued purchase orders prior to June 30, 2024, totaling $28.8 million for goods that we expect to receive within the next year.

Retirement Plan

We maintain a 401(k) retirement plan for our employees in which eligible employees can contribute a percentage of their pre-tax compensation. We recorded an expense related to our discretionary contributions to the 401(k) plan of $0.4 million and $0.3 million for the three months ended June 30, 2024 and 2023, respectively, and $1.1 million and $0.7 million for the six months ended June 30, 2024 and 2023, respectively.

Legal Proceedings

From time to time, we are subject to various claims and legal proceedings arising in the ordinary course of business. Regardless of outcome, litigation can have an adverse impact on us because of defense and settlement costs, diversion of management resources and other factors.

On May 24, 2022, a stockholder derivative lawsuit was filed in the United States District Court for the District of Minnesota, purportedly on behalf of the Company against certain of our present and former officers and directors and the Company (as a nominal defendant), captioned Jack Weaver v. Moen, et al., File No. 0:22-cv-01403-NEB-BRT (the “Weaver Lawsuit”). The Weaver Lawsuit generally arises out of the same subject matter as a previously settled securities class action captioned Brian Mart v. Tactile Sys. Tech., Inc., et al., File No. 0:20-cv-02074-NEB-BRT (D. Minn.) (the “Mart Lawsuit”), which alleged, inter alia, that we and eight of our former officers and directors made materially false or misleading statements about our business, operational and compliance policies. The Weaver Lawsuit alleges the following claims under the Exchange Act and common law: (1) that the director defendants made materially false or misleading public statements in proxy statements in violation of Section 14(a) of the Exchange Act; (2) that the director defendants’ stock and option awards should be rescinded under Section 29(b) of the Exchange Act; (3) that the officer defendants’ employment contract compensation should be rescinded under Section 29(b) of the Exchange Act; (4) that certain officer defendants are liable for contribution arising out of any liability incurred in the Mart Lawsuit, under Sections 10(b) and 21D of the Exchange Act; (5) that the individual defendants breached their fiduciary duties; and (6) that the individual defendants were unjustly enriched. The Weaver Lawsuit seeks unspecified damages. In August 2022, the matter was transferred to the United States District Court for the District of Delaware by order granting the Parties Stipulation to Transfer. On February 10, 2023, we filed a motion to dismiss the action. The plaintiff filed an Amended Complaint on March 3, 2023. On March 31, 2023, we filed a motion to dismiss the Amended Complaint. On July 31, 2023, the plaintiff filed a Joint Notice of Preliminary Settlement indicating that the parties had reached a non-binding settlement-in-principal on most of the material terms that would resolve all claims between the parties and requested that the Court temporarily stay all deadlines, hearings, and conferences while the parties continued to finalize settlement.

On June 6, 2024, we entered into a Stipulation of Settlement in the Weaver Lawsuit. On June 7, 2024, the plaintiff filed an unopposed motion for preliminary approval of the settlement.  On June 27, 2024, the Court entered an order granting the motion for preliminary approval of the settlement.  The Court has scheduled a settlement hearing for August 28, 2024 to consider whether to grant final approval to the settlement. Pursuant to the settlement, we will adopt, implement and maintain certain corporate governance reforms and have agreed to pay approximately $0.5 million in fees and expenses related to this lawsuit. The settlement does not constitute an admission of liability or wrongdoing by us or any of our current or former directors or officers.

Note 10. Stockholders' Equity

Stock-Based Compensation

Our 2016 Equity Incentive Plan (the “2016 Plan”) authorizes us to grant stock options, stock appreciation rights, restricted stock, stock units and other stock-based awards to employees, non-employee directors and certain consultants and advisors. There were up to 4,800,000 shares of our common stock initially reserved for issuance pursuant to the 2016 Plan. The 2016 Plan provides that the number of shares reserved and available for issuance under the 2016 Plan will automatically increase annually on January 1 of each calendar year, commencing in 2017 and ending on and including January 1, 2026, by an amount equal to the lesser of: (a) 5% of the number of common shares of stock outstanding as of December 31 of the immediately preceding calendar year, or (b) 2,500,000 shares; provided, however, that our Board of Directors may determine that any annual increase be a lesser number. In addition, all awards granted under our 2007 Omnibus

Stock Plan and our 2003 Stock Option Plan that were outstanding when the 2016 Plan became effective and that are forfeited, expired, cancelled, settled for cash or otherwise not issued, will become available for issuance under the 2016 Plan. Pursuant to the automatic increase feature of the 2016 Plan, 1,180,019 shares were added as available for issuance thereunder on January 1, 2024. Our Board of Directors exercised its prerogative to forego the automatic increase on January 1, 2023. As of June 30, 2024, 6,615,454 shares were available for future grant pursuant to the 2016 Plan.

Upon adoption and approval of the 2016 Plan, all of our previous equity incentive compensation plans were terminated. However, existing awards under those plans continue to vest in accordance with the original vesting schedules and will expire at the end of their original terms.

We recorded stock-based compensation expense of $1.9 million and $1.8 million for the three months ended June 30, 2024 and 2023, respectively and $3.9 million and $3.8 million for the six months ended June 30, 2024 and 2023, respectively. This expense was allocated as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands)	2024	2023	2024	2023
Cost of revenue	$103	$121	$186	$224
Sales and marketing expenses	606	810	1,344	1,562
Research and development expenses	48	44	81	93
Reimbursement, general and administrative expenses	1,103	833	2,288	1,952
Total stock-based compensation expense	$1,860	$1,808	$3,899	$3,831

Stock Options

Stock options issued to participants other than non-employees typically vest over three or four years and typically have a contractual term of seven or ten years. Stock-based compensation expense included in the Condensed Consolidated Statements of Operations for stock options was $0.1 million and $0.2 million for the three months ended June 30, 2024 and 2023, respectively and $0.2 million and $0.5 million for the six months ended June 30, 2024 and 2023, respectively. At June 30, 2024, there was approximately $0.1 million of total unrecognized pre-tax stock option expense under our equity compensation plans, which is expected to be recognized on a straight-line basis over a weighted-average period of 1.0 years.

Our stock option activity for the six months ended June 30, 2024, was as follows:

		Weighted-	Weighted-
		Average	Average	Aggregate
	Options	Exercise Price	Remaining	Intrinsic
(In thousands except options and per share data)	Outstanding	Per Share (1)	Contractual Life	Value (2)
Balance at December 31, 2023	429,960	$40.74	3.8 years	$223
Exercised	(1,153)	$1.35		$14
Cancelled/Expired	(12,995)	$41.17
Balance at June 30, 2024	415,812	$40.83	3.3 years	$125

Options exercisable at June 30, 2024	392,239	$42.19	3.2 years	$65

(1)	The exercise price of each option granted during the period shown was equal to the market price of the underlying stock on the date of grant.
(2)	The aggregate intrinsic value of options exercised represents the difference between the exercise price of the option and the closing stock price of our common stock on the date of exercise. The aggregate intrinsic value of options outstanding represents the difference between the exercise price of the option and the closing stock price of our common stock on the last trading day of the period.

Options exercisable of 435,559 as of June 30, 2023, had a weighted-average exercise price of $44.67 per share.

Time-Based Restricted Stock Units

We have granted time-based restricted stock units to certain participants under the 2016 Plan that are stock-settled with common shares. Time-based restricted stock units granted under the 2016 Plan vest over one to three years. Stock-based compensation expense included in the Condensed Consolidated Statements of Operations for time-based restricted stock units was $1.5 million and $1.3 million for the three months ended June 30, 2024 and 2023, respectively, and $2.9 million and $2.6 million for the six months ended June 30, 2024 and 2023, respectively. At June 30, 2024, there was approximately $8.3 million of total unrecognized pre-tax compensation expense related to outstanding time-based restricted stock units that is expected to be recognized over a weighted-average period of 1.9 years.

Our time-based restricted stock unit activity for the six months ended June 30, 2024, was as follows:

		Weighted-
		Average Grant	Aggregate
	Units	Date Fair Value	Intrinsic
(In thousands except unit and per unit data)	Outstanding	Per Unit	Value (1)
Balance at December 31, 2023	589,142	$16.35	$8,425
Granted	464,145	$13.87
Vested	(224,149)	$18.02
Cancelled	(107,363)	$14.62
Balance at June 30, 2024	721,775	$14.50	$8,618

(1)	The aggregate intrinsic value of restricted stock units outstanding was based on our closing stock price on the last trading day of the period.

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

Stock-based compensation expense recognized for PSUs was $0.2 million and $0.1 million for the three months ended June 30, 2024 and 2023, respectively, and $0.6 million and $0.3 million for the six months ended June 30, 2024 and 2023, respectively. At June 30, 2024, there was approximately $1.5 million of total unrecognized pre-tax compensation expense related to outstanding PSUs that is expected to be recognized over a weighted average period of 2.2 years.

Our PSU activity for the six months ended June 30, 2024, was as follows:

		Weighted-
		Average Grant	Aggregate
	PSUs	Date Fair Value	Intrinsic
(In thousands except unit and per unit data)	Outstanding	Per Unit	Value (1)
Balance at December 31, 2023	198,232	$18.93	$2,785
Granted	160,659	$13.88
Vested	(44,162)	$27.31
Cancelled	(104,913)	$14.14
Balance at June 30, 2024	209,816	$15.70	$2,505

(1)	The aggregate intrinsic value of PSUs outstanding was based on our closing stock price on the last trading day of the period.

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

A total of 1,600,000 shares of common stock was initially reserved for issuance under the ESPP. This share reserve will automatically be supplemented each January 1, commencing in 2017 and ending on and including January 1, 2026, by an amount equal to the least of (a) 1% of the shares of our common stock outstanding on the immediately preceding December 31, (b) 500,000 shares or (c) such lesser amount as our Board of Directors may determine. Pursuant to the automatic increase feature of the ESPP, 236,003 shares were added as available for issuance thereunder on January 1, 2024. Our Board of Directors exercised its prerogative to forego the automatic increase on January 1, 2023. As of June 30, 2024, 1,497,964 shares were available for future issuance under the ESPP. We recognized stock-based compensation expense associated with the ESPP of $0.1 million for each of the three months ended June 30, 2024 and 2023, and $0.2 million and $0.3 million for the six months ended June 30, 2024 and 2023, respectively.

Note 11. Revenue

We derive our revenue from the sale and rental of our products to our customers in the United States. The following table presents our revenue, inclusive of sales and rental revenue, disaggregated by product line:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands)	2024	2023	2024	2023
Revenue
Lymphedema products	$64,683	$59,999	$116,996	$109,751
Airway clearance products	8,535	8,340	17,310	17,434
Total	$73,218	$68,339	$134,306	$127,185

Percentage of total revenue
Lymphedema products	88%	88%	87%	86%
Airway clearance products	12%	12%	13%	14%
Total	100%	100%	100%	100%

Our revenue by channel, inclusive of sales and rental revenue, for the three and six months ended June 30, 2024 and 2023, are summarized in the following table:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands)	2024	2023	2024	2023
Private insurers and other payers	$44,066	$36,499	$75,343	$61,924
Veterans Administration	8,071	7,121	14,897	12,944
Medicare	12,546	16,379	26,756	34,883
Durable medical equipment distributors	8,535	8,340	17,310	17,434
Total	$73,218	$68,339	$134,306	$127,185

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

Rental revenue for the three months ended June 30, 2024 and 2023, was primarily from private insurers. Sales-type lease revenue and the associated cost of revenue for the three and six months ended June 30, 2024 and 2023, was:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2024	2023	2024	2023
Sales-type lease revenue	$8,951	$8,537	$16,732	$14,592
Cost of sales-type lease revenue	2,852	3,175	5,567	5,911
Gross profit	$6,099	$5,362	$11,165	$8,681

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

The effective tax rate for the three months ended June 30, 2024, was an expense of 29.2%, compared to an expense of 108.3% for the three months ended June 30, 2023. The primary driver of the change in our effective tax rate was attributable to the fact that we did not have a full valuation allowance on our deferred tax assets for the current year period, while the prior year period reported a full valuation allowance. We recorded income tax expense of $1.8 million and $1.3 million for the three months ended June 30, 2024 and 2023, respectively.

The effective tax rate for the six months ended June 30, 2024, was an expense of 36.0%, compared to a benefit of 44.5% for the six months ended June 30, 2023. The primary driver of the change in our effective tax rate was attributable to the fact that we did not have a full valuation allowance on our deferred tax assets for the current year period, while the prior year period reported a full valuation allowance. Additionally, in the prior year period we had year-to-date losses that we expected to realize, which drove a tax benefit. We recorded an income tax expense of $1.2 million and an income tax benefit of $1.6 million for the six months ended June 30, 2024 and 2023, respectively.

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

The Company currently is not under examination in any jurisdictions.

Note 13. Net Income (Loss) Per Share

The following table sets forth the computation of our basic and diluted net income (loss) per share:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands, except share and per share data)	2024	2023	2024	2023
Net income (loss)	$4,298	$(100)	$2,089	$(1,986)
Weighted-average shares outstanding	23,873,379	23,352,530	23,769,604	22,323,856
Weighted-average shares used to compute diluted net income (loss) per share	24,099,047	23,352,530	24,073,986	22,323,856
Net income (loss) per share - Basic	$0.18	$0.00	$0.09	$(0.09)
Net income (loss) per share - Diluted	$0.18	$0.00	$0.09	$(0.09)

The following common stock equivalents were excluded from the computation of diluted net income (loss) per share for the periods presented because including them would have been anti-dilutive:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
Restricted stock units	449,056	674,178	493,370	674,178
Common stock options	381,187	526,047	387,298	526,047
Performance stock units	—	216,291	166,457	216,291
Employee stock purchase plan	—	59,509	—	71,253
Total	830,243	1,476,025	1,047,125	1,487,769

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

As of June 30, 2024, our obligations under the AffloVest Acquisition earn-out arrangements had been paid in full. Prior to the determination of the actual amount of the earn-out, the earn-out liability was valued by employing a Monte Carlo Simulation model in a risk-neutral framework, which is a Level 3 input. The underlying simulated variable included recognized revenue. The recognized revenue volatility estimate was based on a study of historical asset volatility for a set of comparable public companies. The model included other assumptions including the market price of risk, which was calculated as the weighted average cost of capital less the long-term risk-free rate. The earn-out liability was adjusted to fair value at each reporting date until the end of the earn-out period, which was September 30, 2023. Changes in fair value were included in intangible asset amortization and earn-out expenses in our Condensed Consolidated Statements of Operations.

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

Our current lymphedema products are the Flexitouch Plus and Entre Plus systems and our airway clearance product is the AffloVest. A predecessor to our Flexitouch system received 510(k) clearance from the U.S. Food and Drug Administration (the “FDA”) in July 2002, and we introduced the system to address the many limitations of self-administered home-based manual lymphatic drainage therapy. We began selling our more advanced Flexitouch system after receiving 510(k) clearance from the FDA in October 2006. In September 2016, we received 510(k) clearance from the FDA for the Flexitouch system in treating lymphedema of the head and neck. In June 2017, we announced that we received 510(k) clearance from the FDA for the Flexitouch Plus, the third-generation version of our Flexitouch system. In December 2020, we received 510(k) clearance for two new indications for our Flexitouch Plus system: phlebolymphedema and lipedema. We introduced our Entre system in the United States in February 2013 and the second generation, Entre Plus, in March 2023. The Entre Plus system is sold or rented to patients who need a simple pump or who do not yet qualify for insurance reimbursement for an advanced compression device such as our Flexitouch Plus system. Sales and rentals of our lymphedema products represented 87% and 86% of our revenue in the six months ended June 30, 2024 and 2023, respectively.

On September 8, 2021, we acquired the assets of the AffloVest airway clearance product line. AffloVest is a portable, wearable vest that provides airway clearance to treat patients with chronic respiratory conditions such as bronchiectasis or conditions resulting from neuromuscular disorders. For the six months ended June 30, 2024 and 2023, sales of AffloVest represented 13% and 14% of our revenue, respectively.

To support the growth of our business, we continue to invest in our commercial infrastructure, consisting of our direct sales force, training resources, reimbursement capabilities and clinical expertise. We market our lymphedema products in the United States using a direct-to-patient and -provider model. The AffloVest device is sold through respiratory durable medical equipment providers throughout the United States that service patients and bill third-party payers for the product. We also employ a small group of respiratory specialists, who educate DME representatives, provide product demonstrations for targeted clinicians and support technical questions related to the AffloVest. As of June 30, 2024, we employed 264 field sales representatives for our lymphedema products and a team of 19 supporting our airway clearance products. This compares to 245 field sales representatives (excluding 4 key account managers) for our lymphedema products and a team of 12 specialists supporting our airway clearance products as of June 30, 2023.

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

For the three months ended June 30, 2024, we generated revenue of $73.2 million and had net income of $4.3 million, compared to revenue of $68.3 million and a net loss of $0.1 million for the three months ended June 30, 2023. For the six months ended June 30, 2024, we generated revenue of $134.3 million and had net income of $2.1 million, compared to revenue of $127.2 million and a net loss of $2.0 million for the six months ended June 30, 2023. Our primary sources of capital since our initial public offering in 2016 have been from operating income, bank financing and our public offering in February 2023.

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

Results of Operations

Comparison of the Three and Six Months Ended June 30, 2024 and 2023

The following table presents our results of operations for the periods indicated:

	Three Months Ended
	June 30,				Change
(In thousands)	2024		2023		$	%
Condensed Consolidated Statement		% of		% of
of Operations Data:		revenue		revenue
Revenue
Sales revenue	$64,267	88%	$59,802	88%	$4,465	7%
Rental revenue	8,951	12%	8,537	12%	414	5%
Total revenue	73,218	100%	68,339	100%	4,879	7%
Cost of revenue
Cost of sales revenue	16,263	22%	16,865	25%	(602)	(4)%
Cost of rental revenue	2,852	4%	3,175	4%	(323)	(10)%
Total cost of revenue	19,115	26%	20,040	29%	(925)	(5)%
Gross profit
Gross profit - sales revenue	48,004	66%	42,937	63%	5,067	12%
Gross profit - rental revenue	6,099	8%	5,362	8%	737	14%
Gross profit	54,103	74%	48,299	71%	5,804	12%
Operating expenses
Sales and marketing	28,608	39%	28,206	41%	402	1%
Research and development	2,234	3%	1,833	3%	401	22%
Reimbursement, general and administrative	16,779	23%	14,991	22%	1,788	12%
Intangible asset amortization and earn-out	633	1%	1,211	2%	(578)	(48)%
Total operating expenses	48,254	66%	46,241	68%	2,013	4%
Income from operations	5,849	8%	2,058	3%	3,791	184%
Other income (expense)	225	—%	(838)	(1)%	1,063	(127)%
Income before income taxes	6,074	8%	1,220	2%	4,854	N.M. %
Income tax expense	1,776	2%	1,320	2%	456	35%
Net income (loss)	$4,298	6%	$(100)	—%	$4,398	N.M. %

	Six Months Ended
	June 30,				Change
(In thousands)	2024		2023		$	%
Condensed Consolidated Statement		% of		% of
of Operations Data:		revenue		revenue
Revenue
Sales revenue	$117,574	88%	$112,593	89%	$4,981	4%
Rental revenue	16,732	12%	14,592	11%	2,140	15%
Total revenue	134,306	100%	127,185	100%	7,121	6%
Cost of revenue
Cost of sales revenue	31,207	23%	31,507	25%	(300)	(1)%
Cost of rental revenue	5,567	4%	5,911	4%	(344)	(6)%
Total cost of revenue	36,774	27%	37,418	29%	(644)	(2)%
Gross profit
Gross profit - sales revenue	86,367	65%	81,086	64%	5,281	7%
Gross profit - rental revenue	11,165	8%	8,681	7%	2,484	29%
Gross profit	97,532	73%	89,767	71%	7,765	9%
Operating expenses
Sales and marketing	55,965	42%	54,508	43%	1,457	3%
Research and development	4,377	3%	4,066	3%	311	8%
Reimbursement, general and administrative	33,040	25%	30,425	24%	2,615	9%
Intangible asset amortization and earn-out	1,265	1%	2,516	2%	(1,251)	(50)%
Total operating expenses	94,647	71%	91,515	72%	3,132	3%
Income (loss) from operations	2,885	2%	(1,748)	(1)%	4,633	N.M. %
Other income (expense)	380	—%	(1,831)	(2)%	2,211	(121)%
Income (loss) before income taxes	3,265	2%	(3,579)	(3)%	6,844	(191)%
Income tax expense (benefit)	1,176	1%	(1,593)	(1)%	2,769	(174)%
Net income (loss)	$2,089	3%	$(1,986)	(2)%	$4,075	N.M. %

Revenue

Revenue increased $4.9 million, or 7%, to $73.2 million in the three months ended June 30, 2024, compared to $68.3 million in the three months ended June 30, 2023. The increase in total revenue was attributable to an increase of $4.7 million, or 8%, in sales and rentals of the lymphedema product line and an increase of $0.2 million, or 2%, in sales of the airway clearance product line in the three months ended June 30, 2024, compared to the three months ended June 30, 2023.

Revenue increased $7.1 million, or 6%, to $134.3 million in the six months ended June 30, 2024, compared to $127.2 million in the six months ended June 30, 2023. The increase in total revenue was attributable to an increase of $7.2 million, or 7%, in sales and rentals of the lymphedema product line, slightly offset by a decrease of $0.1 million, or 1%, in sales of the airway clearance product line in the six months ended June 30, 2024, compared to the six months ended June 30, 2023.

The increase in the lymphedema product line revenue in each of the three and six months ended June 30, 2024, was attributable to the growth of our field sales team and continued strength of our lymphedema therapy solutions. The increase in the airway clearance product line revenue in the three months ended June 30, 2024, was primarily attributable to the onboarding of a new DME partner in 2024. The decrease in the airway clearance product line revenue in the six months ended June 30, 2024, was primarily attributable to one large DME provider experiencing slowed placements of our AffloVest system due to the expiration of the COVID-19 Public Health Emergency waiver in May 2023 and a return to “pre-public health emergency’ eligibility requirements, partially offset by the onboarding of a new DME partner in 2024.

The following table summarizes our revenue by product line for the three and six months ended June 30, 2024 and 2023, both in dollars and percentage of total revenue:

	Three Months Ended
	June 30,		Change
(In thousands)	2024	2023	$	%
Revenue
Lymphedema products	$64,683	$59,999	$4,684	8%
Airway clearance products	8,535	8,340	195	2%
Total	$73,218	$68,339	$4,879	7%

Percentage of total revenue
Lymphedema products	88%	88%
Airway clearance products	12%	12%
Total	100%	100%

	Six Months Ended
	June 30,		Change
(In thousands)	2024	2023	$	%
Revenue
Lymphedema products	$116,996	$109,751	$7,245	7%
Airway clearance products	17,310	17,434	(124)	(1)%
Total	$134,306	$127,185	$7,121	6%

Percentage of total revenues
Lymphedema products	87%	86%
Airway clearance products	13%	14%
Total	100%	100%

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

Cost of Revenue and Gross Margin

Cost of revenue decreased $0.9 million, or 5%, to $19.1 million in the three months ended June 30, 2024, compared to $20.0 million in the three months ended June 30, 2023. Cost of revenue decreased $0.6 million, or 2%, to $36.8 million in the six months ended June 30, 2024, compared to $37.4 million in the six months ended June 30, 2023. The decrease in cost of revenue in both periods was primarily attributable to lower manufacturing and warranty costs.

Gross margin was 73.9% and 70.7% in the three months ended June 30, 2024 and 2023, respectively, and 72.6% and 70.6% in the six months ended June 30 2024 and 2023, respectively.

Sales and Marketing Expenses

Sales and marketing expenses increased $0.4 million, or 1%, to $28.6 million in the three months ended June 30, 2024, compared to $28.2 million in the three months ended June 30, 2023. The increase was primarily attributable to a $0.7 million increase in meetings, seminars and tradeshow related expenses and a $0.3 million increase in travel and entertainment expenses, partially offset by a $0.2 million decrease in educational grants expense, a $0.2 million decrease in expenses relating to demo units and a $0.2 million decrease in personnel-related compensation expenses.

Sales and marketing expenses increased $1.5 million, or 3%, to $56.0 million in the six months ended June 30, 2024, compared to $54.5 million in the six months ended June 30, 2023. The increase was primarily attributable to a $0.7 million increase in travel and entertainment expenses, a $0.6 million increase in meetings, seminars and tradeshow related expenses and a $0.2 million increase in personnel-related compensation expenses.

Research and Development Expenses

Research and development (“R&D”) expenses increased $0.4 million, or 22%, to $2.2 million in the three months ended June 30, 2024, compared to $1.8 million in the three months ended June 30, 2023. The increase was primarily attributable to a $0.3 million increase in professional fees and a $0.1 million increase in clinical study related expenses.

R&D expenses increased $0.3 million, or 8%, to $4.4 million in the six months ended June 30, 2024, compared to $4.1 million in the six months ended June 30, 2023. The increase was primarily attributable to a $0.1 million increase in professional fees, a $0.1 million increase in clinical study related expenses and a $0.1 million increase in personnel-related compensation expenses.

Reimbursement, General and Administrative Expenses

Reimbursement, general and administrative expenses increased $1.8 million, or 12%, to $16.8 million in the three months ended June 30, 2024, compared to $15.0 million in the three months ended June 30, 2023. This increase was primarily attributable to a $0.8 million increase in occupancy costs, depreciation expense and professional fees, a $0.5 million increase in personnel-related compensation expenses and a $0.5 million increase in IT related expenses.

Reimbursement, general and administrative expenses increased $2.6 million, or 9%, to $33.0 million in the six months ended June 30, 2024, compared to $30.4 million in the six months ended June 30, 2023. This increase was primarily attributable to a $1.0 million increase in personnel-related compensation expenses, a $1.0 million increase in IT related expenses, and a $0.6 million increase in occupancy costs, depreciation expense and professional fees.

Intangible Asset Amortization and Earn-out Expense

Intangible asset amortization and earn-out expense decreased $0.6 million to $0.6 million in the three months ended June 30, 2024, compared to $1.2 million in the three months ended June 30, 2023. The decrease was related to there being no earn-out expense in the three months ended June 30, 2024, as final payment under the AffloVest Acquisition earn-out Arrangement was made on November 28, 2023, compared to an increase in the fair value of the earn-out expense of $0.6 million for the three months ended June 30, 2023.

Intangible asset amortization and earn-out expense decreased $1.3 million to $1.3 million in the six months ended June 30, 2024, compared to $2.5 million in the six months ended June 30, 2023. The decrease was related to there being no earn-out expense in the six months ended June 30, 2024, as final payment under the AffloVest Acquisition earn-out arrangement was made on November 28, 2023, compared to an increase in the fair value of the earn-out expense of $1.2 million for the six months ended June 30, 2023.

Other Income (Expense), Net

We recorded other income, net of $0.2 million and other expense, net of $0.8 million for the three months ended June 30, 2024 and 2023, respectively. The primary drivers of the change were a decrease in interest expense of $0.6 million and an increase in interest income of $0.4 million.

We recorded other income, net of $0.4 million and other expense, net of $1.8 million for the six months ended June 30, 2024 and 2023, respectively. The primary drivers of the change were a decrease in interest expense of $1.2 million and an increase in interest income of $1.0 million.

Income Taxes

We recorded income tax expense of $1.8 million and $1.3 million for the three months ended June 30, 2024 and 2023, respectively. The primary driver of the change in our effective tax rate was the fact that we did not have a full valuation allowance on our deferred tax assets for the current year period, while the prior year period reported a full valuation allowance.

We recorded an income tax expense of $1.2 million and an income tax benefit of $1.6 million for the six months ended June 30, 2024 and 2023, respectively. The primary driver of the change in our effective tax rate was the fact that we did not have a full valuation allowance on our deferred tax assets for the current year period, while the prior year period reported a full valuation allowance. Additionally, in the prior year period we had year-to-date losses that we expected to realize, which drove a tax benefit.

Liquidity and Capital Resources

Cash Flows

At June 30, 2024, our principal sources of liquidity were cash and cash equivalents of $73.6 million and net accounts receivable of $46.4 million. This compares to cash and cash equivalents of $63.2 million and net accounts receivable of $62.0 million at June 30, 2023.

The following table summarizes our cash flows for the periods indicated:

	Six Months Ended
	June 30,
(In thousands)	2024	2023
Net cash provided by (used in):
Operating activities	$14,066	$13,407
Investing activities	(1,027)	(1,142)
Financing activities	(454)	29,018
Net increase in cash and cash equivalents	$12,585	$41,283

Operating Activities

Net cash provided by operating activities during the six months ended June 30, 2024 was $14.1 million, resulting from non-cash net income adjustments of $7.3 million, a net increase in operating assets and liabilities of $4.7 million and net income of $2.1 million. The positive non-cash net income adjustments consisted primarily of $3.9 million of stock-based compensation expense and $3.3 million of depreciation and amortization expense. Cash provided relating to the change in operating assets and liabilities primarily consisted of a decrease in accounts receivable of $7.7 million, a decrease in inventories of $3.7 million and a $0.6 million decrease in net investments in leases, partially offset by a decrease in accrued payroll and related taxes of $4.7 million, a decrease in accounts payable of $1.6 million and a decrease in income taxes payable of $0.9 million.

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

Investing Activities

Net cash used in investing activities during the six months ended June 30, 2024, was $1.0 million, consisting of purchases of property and equipment primarily related to tenant improvements, and patent costs.

Net cash used in investing activities during the six months ended June 30, 2023, was $1.1 million, consisting of purchases of property and equipment, and patent costs.

Financing Activities

Net cash used in financing activities during the six months ended June 30, 2024, was $0.5 million, primarily consisting of a $1.5 million payment made on our term loan, partially offset by $1.0 million in proceeds from the issuance of common stock under the ESPP.

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

As of June 30, 2024, we had outstanding borrowings of $27.8 million under the Credit Agreement, comprised entirely of the term loan. The principal of the term loan is required to be repaid in quarterly installments of $750,000.

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

Inflation and changing prices did not have a material effect on our business during the quarter ended June 30, 2024, and we do not expect that inflation or changing prices will materially affect our business for at least the next twelve months.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2024. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 30, 2024, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, that occurred during the quarter ended June 30, 2024, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

Not applicable.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Trading Arrangements

On May 15, 2024, Kristie T. Burns, our Senior VP Marketing and Clinical Affairs, adopted a pre-arranged trading plan that is intended to satisfy the affirmative defense of Rule 10b5-1(c) of the Exchange Act. This plan provides for the sale of up to 7,444 shares of our common stock in the aggregate and terminates on the earlier of the close of market on August 26, 2025, or the date all shares are sold thereunder.

On May 28, 2024, William W. Burke, Chairman of our Board of Directors, adopted a pre-arranged trading plan that is intended to satisfy the affirmative defense of Rule 10b5-1(c) of the Exchange Act. This plan provides for the sale of up to 7,013 shares of our common stock in the aggregate and terminates on the earlier of the close of market on December 31, 2025, or the date all shares are sold thereunder.

On June 10, 2024, Elaine M. Birkemeyer, Chief Financial Officer, adopted a pre-arranged trading plan that is intended to satisfy the affirmative defense of Rule 10b5-1(c) of the Exchange Act. This plan provides for the sale of up to 84,848 shares of our common stock in the aggregate and terminates on the earlier of the close of market on December 31, 2027, or the date all shares are sold thereunder.

On June 10, 2024, Daniel L. Reuvers, former Chief Executive Officer and current member of our Board of Directors, adopted a pre-arranged trading plan that is intended to satisfy the affirmative defense of Rule 10b5-1(c) of the Exchange Act. This plan provides for the sale of up to 130,564 shares of our common stock in the aggregate and terminates on the earlier of the close of market on December 31, 2025, or the date all shares are sold thereunder.

During the quarter ended June 30, 2024, none of our directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) of the Exchange Act or any non-Rule 10b5-1 trading arrangement (as defined in Item 408(c) of Regulation S-K).

Item 6. Exhibits.

The exhibits filed as part of this Quarterly Report on Form 10-Q are set forth on the Exhibit Index below.

EXHIBIT INDEX

		Incorporated by Reference
Exhibit				Exhibit	Filed
Number	Description of Exhibit	Form	Date of Filing	Number	Herewith

3.1	Amended and Restated Certificate of Incorporation, as amended through May 9, 2019	8-K	05/09/2019	3.2

3.2	Certificate of Amendment to Amended and Restated Certificate of Incorporation, dated May 8, 2024	8-K	05/09/2024	3.1

3.3	Amended and Restated Certificate of Incorporation, conformed version reflecting all amendments through May 8, 2024				X

3.4	Amended and Restated By-laws, effective December 19, 2022	10-K	02/21/2023	3.2

10.1	Offer Letter between Sheri L. Dodd and Tactile Systems Technology, Inc., dated April 23, 2024	8-K	04/23/2024	10.1

10.2	Form of Confidentiality, Assignment of Intellectual Property and Restrictive Covenants Agreement	8-K	04/23/2024	10.2

10.3	Transition Letter Agreement between Daniel L. Reuvers and Tactile Systems Technology, Inc., dated April 23, 2024	8-K	04/23/2024	10.4

10.4	Clarification Letter between Daniel L. Reuvers and Tactile Systems Technology, Inc., dated June 20, 2024				X

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) / 15d-14(a) of the Securities Exchange Act of 1934, as amended				X

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) / 15d-14(a) of the Securities Exchange Act of 1934, as amended				X

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X

101.1

Inline XBRL for the following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2024: (i) Balance Sheets, (ii) Statements of Operations, (iii) Statements of Stockholders’ Equity, (iv) Statements of Cash Flows, and (v) Notes to the Condensed Consolidated Financial Statements; and for the information set forth in Part II, Item 5.

					X

104.1	Cover page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101.1)				X

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Tactile Systems Technology, Inc.

Date: August 5, 2024	By:	/s/ Elaine M. Birkemeyer
Elaine M. Birkemeyer
Chief Financial Officer
(Principal financial and accounting officer)