Form 10-Q
period 2024-09-30
TACTILE SYSTEMS TECHNOLOGY INC
filed 2024-11-04
CIK 1027838

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2024

or

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

23,997,089 shares of common stock, par value $0.001 per share, were outstanding as of October 31, 2024.

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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

Tactile Systems Technology, Inc.
Condensed Consolidated Balance Sheets
(Unaudited)
	September 30,	December 31,
(In thousands, except share and per share data)	2024	2023
Assets
Current assets
Cash and cash equivalents	$82,146	$61,033
Accounts receivable	39,970	43,173
Net investment in leases	13,953	14,195
Inventories	21,176	22,527
Prepaid expenses and other current assets	5,127	4,366
Total current assets	162,372	145,294
Non-current assets
Property and equipment, net	5,878	6,195
Right of use operating lease assets	17,553	19,128
Intangible assets, net	43,708	46,724
Goodwill	31,063	31,063
Accounts receivable, non-current	3,628	10,936
Deferred income taxes	19,719	19,378
Other non-current assets	3,803	2,720
Total non-current assets	125,352	136,144
Total assets	$287,724	$281,438
Liabilities and Stockholders' Equity
Current liabilities
Accounts payable	$7,290	$6,659
Note payable	2,956	2,956
Accrued payroll and related taxes	13,086	16,789
Accrued expenses	7,088	5,904
Income taxes payable	611	1,467
Operating lease liabilities	2,883	2,807
Other current liabilities	3,240	4,475
Total current liabilities	37,154	41,057
Non-current liabilities
Note payable, non-current	23,959	26,176
Accrued warranty reserve, non-current	1,448	1,681
Income taxes payable, non-current	495	446
Operating lease liabilities, non-current	16,767	18,436
Total non-current liabilities	42,669	46,739
Total liabilities	79,823	87,796

Stockholders’ equity:
Preferred stock, $0.001 par value, 50,000,000 shares authorized; none issued and outstanding as of September 30, 2024 and December 31, 2023	—	—
Common stock, $0.001 par value, 300,000,000 shares authorized; 23,997,089 shares issued and outstanding as of September 30, 2024; 23,600,584 shares issued and outstanding as of December 31, 2023	24	24
Additional paid-in capital	181,739	174,724
Retained earnings	26,138	18,894
Total stockholders’ equity	207,901	193,642
Total liabilities and stockholders’ equity	$287,724	$281,438

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Tactile Systems Technology, Inc.
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands, except share and per share data)	2024	2023	2024	2023
Revenue
Sales revenue	$63,168	$58,866	$180,742	$171,459
Rental revenue	9,925	10,720	26,657	25,312
Total revenue	73,093	69,586	207,399	196,771
Cost of revenue
Cost of sales revenue	15,603	17,016	46,810	48,523
Cost of rental revenue	2,703	3,211	8,270	9,122
Total cost of revenue	18,306	20,227	55,080	57,645
Gross profit
Gross profit - sales revenue	47,565	41,850	133,932	122,936
Gross profit - rental revenue	7,222	7,509	18,387	16,190
Gross profit	54,787	49,359	152,319	139,126
Operating expenses
Sales and marketing	26,838	26,030	82,803	80,538
Research and development	2,417	1,964	6,794	6,030
Reimbursement, general and administrative	18,118	16,449	51,158	46,874
Intangible asset amortization and earn-out	633	(3,073)	1,898	(557)
Total operating expenses	48,006	41,370	142,653	132,885
Income from operations	6,781	7,989	9,666	6,241
Other income (expense)	452	(404)	832	(2,235)
Income before income taxes	7,233	7,585	10,498	4,006
Income tax expense (benefit)	2,078	(14,714)	3,254	(16,307)
Net income	$5,155	$22,299	$7,244	$20,313
Net income per common share
Basic	$0.21	$0.95	$0.30	$0.89
Diluted	$0.21	$0.94	$0.30	$0.88
Weighted-average common shares used to compute net income per common share
Basic	23,985,364	23,483,269	23,842,049	22,714,574
Diluted	24,254,176	23,848,729	24,070,084	22,987,667

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Tactile Systems Technology, Inc.
Condensed Consolidated Statements of Stockholders’ Equity
(Unaudited)

				Retained
			Additional	Earnings
	Common Stock		Paid-In	(Accumulated
(In thousands, except share data)	Shares	Par Value	Capital	Deficit)	Total
Balances, June 30, 2024	23,966,748	$24	$179,669	$20,983	$200,676
Stock-based compensation	—	—	2,070	—	2,070
Exercise of common stock options and vesting of performance and restricted stock units	30,341	—	—	—	—
Net income for the period	—	—	—	5,155	5,155
Balances, September 30, 2024	23,997,089	$24	$181,739	$26,138	$207,901

Balances, December 31, 2023	23,600,584	$24	$174,724	$18,894	$193,642
Stock-based compensation	—	—	5,969	—	5,969
Exercise of common stock options and vesting of performance and restricted stock units	288,598	—	2	—	2
Common shares issued for employee stock purchase plan	107,907	—	1,044	—	1,044
Net income for the period	—	—	—	7,244	7,244
Balances, September 30, 2024	23,997,089	$24	$181,739	$26,138	$207,901

Balances, June 30, 2023	23,458,302	$23	$170,347	$(11,607)	$158,763
Stock-based compensation	—	—	1,766	—	1,766
Exercise of common stock options and vesting of performance and restricted stock units	39,255	—	2	—	2
Net income for the period	—	—	—	22,299	22,299
Balances, September 30, 2023	23,497,557	$23	$172,115	$10,692	$182,830

Balances, December 31, 2022	20,252,677	$20	$131,001	$(9,621)	$121,400
Stock-based compensation	—	—	5,597	—	5,597
Exercise of common stock options and vesting of performance and restricted stock units	249,064	—	13	—	13
Sale of common stock from follow-on public offering, net of offering expenses	2,875,000	3	34,622	—	34,625
Common shares issued for employee stock purchase plan	120,816	—	882	—	882
Net income for the period	—	—	—	20,313	20,313
Balances, September 30, 2023	23,497,557	$23	$172,115	$10,692	$182,830

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Tactile Systems Technology, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended September 30,
(In thousands)	2024	2023
Cash flows from operating activities
Net income	$7,244	$20,313
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	5,079	4,916
Deferred income taxes	(341)	(20,717)
Stock-based compensation expense	5,969	5,597
Loss on disposal of property and equipment and intangibles	308	3
Change in fair value of earn-out liability	—	(2,475)
Changes in assets and liabilities, net of acquisition:
Accounts receivable	3,203	10,947
Net investment in leases	242	2,527
Inventories	1,351	(374)
Income taxes	(807)	(99)
Prepaid expenses and other assets	(1,844)	(369)
Right of use operating lease assets	(18)	292
Accounts receivable, non-current	7,308	8,425
Accounts payable	582	(3,622)
Accrued payroll and related taxes	(3,703)	(2,316)
Accrued expenses and other liabilities	(251)	(5,545)
Net cash provided by operating activities	24,322	17,503
Cash flows from investing activities
Purchases of property and equipment	(1,932)	(1,424)
Proceeds from sale of property and equipment	12	—
Intangible assets expenditures	(85)	(117)
Net cash used in investing activities	(2,005)	(1,541)
Cash flows from financing activities
Proceeds from issuance of note payable	—	8,250
Payments on earn-out	—	(5,000)
Payments on note payable	(2,250)	(2,250)
Payments on revolving line of credit	—	(8,250)
Payments of deferred debt issuance costs	—	(125)
Proceeds from exercise of common stock options	2	13
Proceeds from the issuance of common stock from the employee stock purchase plan	1,044	882
Proceeds from issuance of common stock at market	—	34,625
Net cash (used in) provided by financing activities	(1,204)	28,145
Net increase in cash and cash equivalents	21,113	44,107
Cash and cash equivalents – beginning of period	61,033	21,929
Cash and cash equivalents – end of period	$82,146	$66,036

Supplemental cash flow disclosure
Cash paid for interest	$1,612	$2,810
Cash paid for taxes	$4,428	$3,006
Capital expenditures incurred but not yet paid	$49	$40

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

The results for the nine months ended September 30, 2024, are not necessarily indicative of results to be expected for the year ending December 31, 2024, or for any other interim period or for any future year. The condensed consolidated interim financial statements should be read in conjunction with the audited financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2023.

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

Note 3. Summary of Significant Accounting Policies

Significant Accounting Policies

There were no material changes in our significant accounting policies during the nine months ended September 30, 2024. See Note 3 – “Summary of Significant Accounting Policies” to the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2023, for information regarding our significant accounting policies.

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

Note 4. Inventories

Inventories consisted of the following:

(In thousands)	At September 30, 2024	At December 31, 2023
Finished goods	$7,022	$7,979
Component parts and work-in-process	14,154	14,548
Total inventories	$21,176	$22,527

Note 5. Goodwill and Intangible Assets

Goodwill

In the third quarter of fiscal 2021, we completed the AffloVest Acquisition. The purchase price of the AffloVest product line exceeded the net acquisition-date estimated fair value amounts of the identifiable assets acquired and the liabilities assumed by $31.1 million, which was assigned to goodwill.

Intangible Assets

Our patents and other intangible assets are summarized as follows:

	Weighted-	At September 30, 2024
	Average	Gross
	Amortization	Carrying	Accumulated	Net
(In thousands)	Period	Amount	Amortization	Amount
Definite-lived intangible assets:
Patents	12 years	$1,148	$310	$838
Defensive intangible assets	1 year	1,125	1,029	96
Customer accounts	—	125	125	—
Customer relationships	10 years	31,000	7,299	23,701
Developed technology	8 years	13,000	3,618	9,382
Subtotal		46,398	12,381	34,017
Unamortized intangible assets:
Tradenames		9,500	—	9,500
Patents pending		191	—	191
Total intangible assets		$56,089	$12,381	$43,708

	Weighted-	At December 31, 2023
	Average	Gross
	Amortization	Carrying	Accumulated	Net
(In thousands)	Period	Amount	Amortization	Amount
Definite-lived intangible assets:
Patents	12 years	$1,018	$248	$770
Defensive intangible assets	1 year	1,125	920	205
Customer accounts	—	125	125	—
Customer relationships	11 years	31,000	5,511	25,489
Developed technology	9 years	13,000	2,731	10,269
Subtotal		46,268	9,535	36,733
Unamortized intangible assets:
Tradenames		9,500	—	9,500
Patents pending		491	—	491
Total intangible assets		$56,259	$9,535	$46,724

Amortization expense was $0.9 million for each of the three months ended September 30, 2024 and 2023, and $2.8 million and $2.9 million for the nine months ended September 30, 2024 and 2023, respectively, of which $0.3 million in each of the three months ended September 30, 2024 and 2023, and $0.9 million in each of the nine months ended September 30, 2024 and 2023, were recorded in cost of sales revenue. Future amortization expenses are expected as follows:

(In thousands)
2024 (October 1 - December 31)	$951
2025	3,714
2026	3,650
2027	3,641
2028	3,638
Thereafter	18,423
Total	$34,017

In the third quarter of 2024, we performed our annual goodwill impairment test utilizing both the qualitative and quantitative approach described in FASB ASU No. 2021-03, “Intangibles—Goodwill and Other (Topic 350) – Accounting Alternative for Evaluating Triggering Events.” Based on the testing using the qualitative approach, it was determined that it was not more likely than not that the fair value of the reporting unit was less than the carrying value. As a result, it was not deemed necessary to proceed to the quantitative test and no impairment was recognized.

Note 6. Accrued Expenses

Accrued expenses consisted of the following:

(In thousands)	At September 30, 2024	At December 31, 2023
Warranty	$1,991	$2,357
Legal and consulting	921	611
In-transit inventory	1,565	401
Travel	1,000	1,038
Clinical studies	339	363
Sales and use tax	168	183
Other	1,104	951
Total	$7,088	$5,904

Note 7. Warranty Reserves

The activity in the warranty reserve during and as of the end of the reporting periods presented was as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands)	2024	2023	2024	2023
Beginning balance	$3,692	$3,828	$4,038	$4,212
Warranty provision	629	1,228	2,371	3,128
Processed warranty claims	(882)	(1,403)	(2,970)	(3,687)
Ending balance	$3,439	$3,653	$3,439	$3,653

Accrued warranty reserve, current	$1,991	$1,872	$1,991	$1,872
Accrued warranty reserve, non-current	1,448	1,781	1,448	1,781
Total accrued warranty reserve	$3,439	$3,653	$3,439	$3,653

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

On November 1, 2024, we entered into a Fifth Amendment Agreement (the “Fifth Amendment”), which further amended the Credit Agreement. The Fifth Amendment permits the Company to make payments to repurchase shares of its common stock, as long as the Company is not in default before and after giving effect to such repurchases, and as long as such repurchases do not exceed $30.0 million.

On December 21, 2023, we made a payment of $16.8 million to repay in full the outstanding balance on the revolving credit facility.

As of September 30, 2024, we had outstanding borrowings of $27.0 million under the Credit Agreement, comprised entirely of the term loan. At September 30, 2024, all outstanding borrowings were subject to interest at a rate calculated at Adjusted Term SOFR plus an applicable margin, for an interest rate of 7.10%. The principal of the term loan is required to be repaid in quarterly installments of $750,000. Maturities of the term loan for the next three years as of September 30, 2024, were as follows:

(In thousands)	Amount
2024 (October 1 - December 31)	$750
2025	3,000
2026	23,250
Total	27,000
Less: Deferred financing fees	(85)
Net Note Payable	26,915
Less: Current portion of note payable	(2,956)
Non-current portion of note payable	$23,959

Our obligations under the Credit Agreement are secured by a security interest in substantially all of our and our subsidiary’s assets and are also guaranteed by our subsidiary. As of September 30, 2024, the Credit Agreement contained a number of restrictions and covenants, including that we maintain compliance with a maximum consolidated total leverage ratio, a minimum fixed charge coverage ratio and a minimum consolidated EBITDA covenant. As of September 30, 2024, we were in compliance with all covenants under the Credit Agreement.

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

Buildings

We lease certain office and warehouse space at various locations in the United States where we provide services. These leases are typically greater than one year with fixed, escalating rents over the noncancelable terms and, therefore, ROU operating lease assets and operating lease liabilities are recorded on the Condensed Consolidated Balance Sheets, with rent expense recognized on a straight-line basis over the term of the lease. The remaining lease terms vary from approximately one to seven years as of September 30, 2024.

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

Computer and Office Equipment

We also have operating lease agreements for certain computer and office equipment. The remaining lease terms as of September 30, 2024, ranged from less than one year to approximately four years with fixed monthly payments that are included in the ROU operating lease assets and operating lease liabilities. The leases provide an option to purchase the related equipment at fair market value at the end of the lease. The leases will automatically renew as a month-to-month rental at the end of the lease if the equipment is not purchased or returned.

Lease Position, Undiscounted Cash Flow and Supplemental Information

The table below presents information related to our ROU operating lease assets and operating lease liabilities that we have recorded:

(In thousands)	At September 30, 2024	At December 31, 2023
Right of use operating lease assets	$17,553	$19,128

Operating lease liabilities:
Current	$2,883	$2,807
Non-current	16,767	18,436
Total	$19,650	$21,243

Operating leases:
Weighted average remaining lease term	6.0 years	6.7 years
Weighted average discount rate	4.4%	4.3%

	Nine Months Ended September 30,
	2024	2023
Supplemental cash flow information for our operating leases:
Cash paid for operating lease liabilities	$2,642	$2,579
Non-cash right of use assets obtained in exchange for new operating lease obligations	$386	$132

The table below reconciles the undiscounted cash flows for the periods presented to the operating lease liabilities recorded on the Condensed Consolidated Balance Sheet for the periods presented:

(In thousands)
2024 (October 1 - December 31)	$924
2025	3,734
2026	3,807
2027	3,309
2028	3,275
Thereafter	7,008
Total minimum lease payments	22,057
Less: Amount of lease payments representing interest	(2,407)
Present value of future minimum lease payments	19,650
Less: Current obligations under operating lease liabilities	(2,883)
Non-current obligations under operating lease liabilities	$16,767

Operating lease costs were $0.9 million for each of the three months ended September 30, 2024 and 2023. Operating lease costs were $2.6 million and $2.7 million for the nine months ended September 30, 2024 and 2023, respectively.

Major Vendors

We had purchases from one vendor that accounted for 22% of our total purchases for the three months ended September 30, 2024, and purchases from one vendor that accounted for 20% of our total purchases for the nine months ended September 30, 2024. We had purchases from one vendor that accounted for 29% of our total purchases for the three months ended September 30, 2023, and purchases from one vendor that accounted for 26% of our total purchases for the nine months ended September 30, 2023.

Purchase Commitments

We issued purchase orders prior to September 30, 2024, totaling $24.8 million for goods that we expect to receive within the next year.

Retirement Plan

We maintain a 401(k) retirement plan for our employees in which eligible employees can contribute a percentage of their pre-tax compensation. We recorded an expense related to our discretionary contributions to the 401(k) plan of $0.6 million and $0.4 million for the three months ended September 30, 2024 and 2023, respectively, and $1.7 million and $1.1 million for the nine months ended September 30, 2024 and 2023, respectively.

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

On June 6, 2024, the parties entered into a Stipulation of Settlement in the Weaver Lawsuit. On June 7, 2024, the plaintiff filed an unopposed motion for preliminary approval of the settlement.  On June 27, 2024, the Court entered an order granting the motion for preliminary approval of the settlement.  The final settlement hearing occurred on August 28, 2024, and on September 4, 2024, the Court entered its order approving the settlement, including the agreed upon attorneys’ fees and expense awards to plaintiffs’ counsel and service awards to the shareholder plaintiffs. Pursuant to the settlement, we are adopting, implementing, and maintaining certain corporate governance reforms. The attorneys’ fees and expense award of approximately $0.5 million was covered by insurance and has been paid. The settlement does not constitute an admission of liability or wrongdoing by us or any of our current or former directors or officers. This matter is now concluded.

On October 25, 2024, the United States District Court, District of Massachusetts (Boston) unsealed two qui tam complaints against us. The first complaint is captioned United States ex. rel. Benjaman Scarborough vs. Tactile Systems Technology, Inc., Case No. 1:21-cv-10813-IT, and was filed under seal on May 17, 2021, on behalf of the United States by a former employee (the “Scarborough Complaint”). The Scarborough Complaint alleges that we submitted false claims and made false statements in connection with the Medicare programs, in violation of the Federal False Claims Act. The second complaint is captioned United States ex. rel. Jackie Gorham, an individual, and Dustin Gast, an individual, vs. Tactile Systems Technology, Inc. Case No. 1:21-cv-11809-IT, and was filed under seal on September 1, 2021, on behalf of the United States by two former employees (the “Gorham Complaint”). The Gorham Complaint alleges that we submitted false claims and made false statements in connection with the Medicare, Medicare Advantage plans, Medicaid and other government payers, in violation of the Federal False Claims Act and submitted false claims resulting from kickbacks in violation of the Federal False Claims Act and the Federal Anti-Kickback Statute.  Both complaints seek damages, statutory penalties, attorneys’ fees, and costs.

Note 10. Stockholders' Equity

Stock-Based Compensation

Our 2016 Equity Incentive Plan (the “2016 Plan”) authorizes us to grant stock options, stock appreciation rights, restricted stock, stock units and other stock-based awards to employees, non-employee directors and certain consultants and advisors. There were up to 4,800,000 shares of our common stock initially reserved for issuance pursuant to the 2016 Plan. The 2016 Plan provides that the number of shares reserved and available for issuance under the 2016 Plan will automatically increase annually on January 1 of each calendar year, commencing in 2017 and ending on and including January 1, 2026, by an amount equal to the lesser of: (a) 5% of the number of common shares of stock outstanding as of December 31 of the immediately preceding calendar year, or (b) 2,500,000 shares; provided, however, that our Board of Directors may determine that any annual increase be a lesser number. In addition, all awards granted under our 2007 Omnibus Stock Plan and our 2003 Stock Option Plan that were outstanding when the 2016 Plan became effective and that are forfeited, expired, cancelled, settled for cash or otherwise not issued, will become available for issuance under the 2016 Plan. Pursuant to the automatic increase feature of the 2016 Plan, 1,180,019 shares were added as available for issuance thereunder on January 1, 2024. Our Board of Directors exercised its prerogative to forego the automatic increase on January 1, 2023. As of September 30, 2024, 6,462,956 shares were available for future grant pursuant to the 2016 Plan.

Upon adoption and approval of the 2016 Plan, all of our previous equity incentive compensation plans were terminated. However, existing awards under those plans continue to vest in accordance with the original vesting schedules and will expire at the end of their original terms.

We recorded stock-based compensation expense of $2.1 million and $1.8 million for the three months ended September 30, 2024 and 2023, respectively, and $6.0 million and $5.6 million for the nine months ended September 30, 2024 and 2023, respectively. This expense was allocated as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands)	2024	2023	2024	2023
Cost of revenue	$100	$116	$286	$340
Sales and marketing expenses	595	634	1,939	2,196
Research and development expenses	42	5	123	98
Reimbursement, general and administrative expenses	1,333	1,011	3,621	2,963
Total stock-based compensation expense	$2,070	$1,766	$5,969	$5,597

Stock Options

Stock options issued to participants other than non-employees typically vest over three or four years and typically have a contractual term of seven or ten years. Stock-based compensation expense included in the Condensed Consolidated Statements of Operations for stock options was $0.0 million and $0.2 million for the three months ended September 30, 2024 and 2023, respectively, and $0.2 million and $0.8 million for the nine months ended September 30, 2024 and 2023, respectively. At September 30, 2024, there was approximately $42,100 of total unrecognized pre-tax stock option expense under our equity compensation plans, which is expected to be recognized on a straight-line basis over a weighted-average period of 1.0 years.

Our stock option activity for the nine months ended September 30, 2024, was as follows:

		Weighted-	Weighted-
		Average	Average	Aggregate
	Options	Exercise Price	Remaining	Intrinsic
(In thousands except options and per share data)	Outstanding	Per Share (1)	Contractual Life	Value (2)
Balance at December 31, 2023	429,960	$40.74	3.8 years	$223
Exercised	(1,153)	$1.35		$14
Cancelled/Expired	(24,142)	$43.45
Balance at September 30, 2024	404,665	$40.69	3.1 years	$218

Options exercisable at September 30, 2024	385,514	$42.11	3.0 years	$116

(1)	The exercise price of each option granted during the period shown was equal to the market price of the underlying stock on the date of grant.
(2)	The aggregate intrinsic value of options exercised represents the difference between the exercise price of the option and the closing stock price of our common stock on the date of exercise. The aggregate intrinsic value of options outstanding represents the difference between the exercise price of the option and the closing stock price of our common stock on the last trading day of the period.

Options exercisable of 400,484 as of September 30, 2023, had a weighted-average exercise price of $43.45 per share.

Time-Based Restricted Stock Units

We have granted time-based restricted stock units to certain participants under the 2016 Plan that are stock-settled with common shares. Time-based restricted stock units granted under the 2016 Plan vest over one to three years. Stock-based compensation expense included in the Condensed Consolidated Statements of Operations for time-based restricted stock units was $1.5 million and $1.2 million for the three months ended September 30, 2024 and 2023, respectively, and $4.4 million and $3.8 million for the nine months ended September 30, 2024 and 2023, respectively. At September 30, 2024, there was approximately $7.7 million of total unrecognized pre-tax compensation expense related to outstanding time-based restricted stock units that is expected to be recognized over a weighted-average period of 1.9 years.

Our time-based restricted stock unit activity for the nine months ended September 30, 2024, was as follows:

		Weighted-
		Average Grant	Aggregate
	Units	Date Fair Value	Intrinsic
(In thousands except unit and per unit data)	Outstanding	Per Unit	Value (1)
Balance at December 31, 2023	589,142	$16.35	$8,425
Granted	539,496	$13.82
Vested	(254,490)	$17.44
Cancelled	(113,724)	$14.70
Balance at September 30, 2024	760,424	$14.44	$11,110

(1)	The aggregate intrinsic value of restricted stock units outstanding was based on our closing stock price on the last trading day of the period.

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

Stock-based compensation expense recognized for PSUs was $0.4 million and $0.3 million for the three months ended September 30, 2024 and 2023, respectively, and $1.0 million and $0.6 million for the nine months ended September 30, 2024 and 2023, respectively. At September 30, 2024, there was approximately $2.0 million of total unrecognized pre-tax compensation expense related to outstanding PSUs that is expected to be recognized over a weighted average period of 2.2 years.

Our PSU activity for the nine months ended September 30, 2024, was as follows:

		Weighted-
		Average Grant	Aggregate
	PSUs	Date Fair Value	Intrinsic
(In thousands except unit and per unit data)	Outstanding	Per Unit	Value (1)
Balance at December 31, 2023	198,232	$18.93	$2,785
Granted	223,762	$13.76
Vested	(44,162)	$27.31
Cancelled	(104,913)	$14.14
Balance at September 30, 2024	272,919	$15.19	$3,987

(1)	The aggregate intrinsic value of PSUs outstanding was based on our closing stock price on the last trading day of the period.

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

A total of 1,600,000 shares of common stock was initially reserved for issuance under the ESPP. This share reserve will automatically be supplemented each January 1, commencing in 2017 and ending on and including January 1, 2026, by an amount equal to the least of (a) 1% of the shares of our common stock outstanding on the immediately preceding December 31, (b) 500,000 shares or (c) such lesser amount as our Board of Directors may determine. Pursuant to the automatic increase feature of the ESPP, 236,003 shares were added as available for issuance thereunder on January 1, 2024. Our Board of Directors exercised its prerogative to forego the automatic increase on January 1, 2023. As of September 30, 2024, 1,497,964 shares were available for future issuance under the ESPP. We recognized stock-based compensation expense associated with the ESPP of $0.2 million and $0.1 million for the three months ended September 30, 2024 and 2023, respectively, and $0.4 million for each of the nine months ended September 30, 2024 and 2023.

Note 11. Revenue

We derive our revenue from the sale and rental of our products to our customers in the United States. The following table presents our revenue, inclusive of sales and rental revenue, disaggregated by product line:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands)	2024	2023	2024	2023
Revenue
Lymphedema products	$65,282	$62,506	$182,278	$172,257
Airway clearance products	7,811	7,080	25,121	24,514
Total	$73,093	$69,586	$207,399	$196,771

Percentage of total revenue
Lymphedema products	89%	90%	88%	88%
Airway clearance products	11%	10%	12%	12%
Total	100%	100%	100%	100%

Our revenue by channel, inclusive of sales and rental revenue, for the three and nine months ended September 30, 2024 and 2023, are summarized in the following table:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands)	2024	2023	2024	2023
Private insurers and other payers	$47,564	$39,376	$122,907	$101,300
Veterans Administration	8,442	7,259	23,339	20,203
Medicare	9,276	15,871	36,032	50,754
Durable medical equipment distributors	7,811	7,080	25,121	24,514
Total	$73,093	$69,586	$207,399	$196,771

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

Rental revenue for the three and nine months ended September 30, 2024 and 2023, was primarily from private insurers. Sales-type lease revenue and the associated cost of revenue for the three and nine months ended September 30, 2024 and 2023, was:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2024	2023	2024	2023
Sales-type lease revenue	$9,925	$10,720	$26,657	$25,312
Cost of sales-type lease revenue	2,703	3,211	8,270	9,122
Gross profit	$7,222	$7,509	$18,387	$16,190

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

The effective tax rate for the three months ended September 30, 2024, was an expense of 28.7%, compared to a benefit of 194.0% for the three months ended September 30, 2023. The primary driver of the change in our effective tax rate was attributable to the fact that we did not have a full valuation allowance on our deferred tax assets for the current year period, while the prior year period released a valuation allowance to recognize the full value of its deferred tax assets. We recorded income tax expense of $2.1 million and an income tax benefit of $14.7 million for the three months ended September 30, 2024 and 2023, respectively.

The effective tax rate for the nine months ended September 30, 2024, was an expense of 31.0%, compared to a benefit of 407.1% for the nine months ended September 30, 2023. The primary driver of the change in our effective tax rate was attributable to the fact that we did not have a full valuation allowance on our deferred tax assets for the current year period, while the prior year period released a valuation allowance to recognize the full value of its deferred tax assets. We recorded an income tax expense of $3.3 million and an income tax benefit of $16.3 million for the nine months ended September 30, 2024 and 2023, respectively.

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

The Company currently is not under examination in any jurisdictions.

Note 13. Net Income Per Share

The following table sets forth the computation of our basic and diluted net income per share:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands, except share and per share data)	2024	2023	2024	2023
Net income	$5,155	$22,299	$7,244	$20,313
Weighted-average shares outstanding	23,985,364	23,483,269	23,842,049	22,714,574
Weighted-average shares used to compute diluted net income per share	24,254,176	23,848,729	24,070,084	22,987,667
Net income per share - Basic	$0.21	$0.95	$0.30	$0.89
Net income per share - Diluted	$0.21	$0.94	$0.30	$0.88

The following common stock equivalents were excluded from the computation of diluted net income per share for the periods presented because including them would have been anti-dilutive:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
Restricted stock units	361,130	74,972	520,171	190,071
Common stock options	370,040	430,521	370,040	430,521
Performance stock units	63,103	—	142,351	17,392
Employee stock purchase plan	79,295	—	—	—
Total	873,568	505,493	1,032,562	637,984

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

As of September 30, 2024, our obligations under the AffloVest Acquisition earn-out arrangements had been paid in full. Prior to the determination of the actual amount of the earn-out, the earn-out liability was valued by employing a Monte Carlo Simulation model in a risk-neutral framework, which is a Level 3 input. The underlying simulated variable included recognized revenue. The recognized revenue volatility estimate was based on a study of historical asset volatility for a set of comparable public companies. The model included other assumptions including the market price of risk, which was calculated as the weighted average cost of capital less the long-term risk-free rate. The earn-out liability was adjusted to fair value at each reporting date until the end of the earn-out period, which was September 30, 2023. Changes in fair value were included in intangible asset amortization and earn-out expenses in our Condensed Consolidated Statements of Operations.

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

Note 15. Subsequent Event

On October 30, 2024, our Board of Directors authorized a program to repurchase up to $30.0 million of common stock. Under the program, purchases may be made from time to time in the open market, in privately negotiated purchases, or both. The timing and number of shares to be purchased will be based on the price of the Company's common stock, general business and market conditions and other investment considerations and factors. The share repurchase program expires on October 31, 2026. The program does not obligate the Company to repurchase any specific number of shares and may be suspended or discontinued at any time without prior notice.

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

Our current lymphedema products are the Flexitouch Plus, Entre Plus and Nimbl systems and our airway clearance product is the AffloVest. A predecessor to our Flexitouch system received 510(k) clearance from the U.S. Food and Drug Administration (the “FDA”) in July 2002, and we introduced the system to address the many limitations of self-administered home-based manual lymphatic drainage therapy. We began selling our more advanced Flexitouch system after receiving 510(k) clearance from the FDA in October 2006. In September 2016, we received 510(k) clearance from the FDA for the Flexitouch system in treating lymphedema of the head and neck. In June 2017, we announced that we received 510(k) clearance from the FDA for the Flexitouch Plus, the third-generation version of our Flexitouch system. In December 2020, we received 510(k) clearance for two new indications for our Flexitouch Plus system: phlebolymphedema and lipedema. We introduced our Entre system in the United States in February 2013 and the second generation, Entre Plus, in March 2023. The Entre Plus system is sold or rented to patients who need a simple pump or who do not yet qualify for insurance reimbursement for an advanced compression device such as our Flexitouch Plus system. Nimbl, our next-generation pneumatic compression platform, received 510(k) clearance in June 2024 and, beginning in October 2024, is commercially available throughout the United States for the treatment of upper extremity lymphedema. Sales and rentals of our lymphedema products represented 88% of our revenue in each of the nine months ended September 30, 2024 and 2023.

On September 8, 2021, we acquired the assets of the AffloVest airway clearance product line. AffloVest is a portable, wearable vest that provides airway clearance to treat patients with chronic respiratory conditions such as bronchiectasis or conditions resulting from neuromuscular disorders. For each of the nine months ended September 30, 2024 and 2023, sales of AffloVest represented 12% of our revenue.

To support the growth of our business, we continue to invest in our commercial infrastructure, consisting of our direct sales force, training resources, reimbursement capabilities and clinical expertise. We market our lymphedema products in the United States using a direct-to-patient and -provider model. The AffloVest device is sold through respiratory durable medical equipment providers throughout the United States that service patients and bill third-party payers for the product. We also employ a small group of respiratory specialists, who educate DME representatives, provide product demonstrations for targeted clinicians and support technical questions related to the AffloVest. As of September 30, 2024, we employed 270 field sales representatives for our lymphedema products and a team of 19 supporting our airway clearance products. This compares to 246 field sales representatives for our lymphedema products and a team of 13 specialists supporting our airway clearance products as of September 30, 2023.

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

In July 2022, we launched Kylee™ a free mobile app that makes it easier for patients to manage their conditions by tracking treatments and symptoms, as well as having direct access to educational resources. Flexitouch Plus and Nimbl devices include Bluetooth technology, which is viewable using Kylee.

For the three months ended September 30, 2024, we generated revenue of $73.1 million and had net income of $5.2 million, compared to revenue of $69.6 million and net income of $22.3 million for the three months ended September 30, 2023. For the nine months ended September 30, 2024, we generated revenue of $207.4 million and had net income of $7.2 million, compared to revenue of $196.8 million and net income of $20.3 million for the nine months ended September 30, 2023. Our primary sources of capital since our initial public offering in 2016 have been from operating income, bank financing and our public offering in February 2023.

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

Results of Operations

Comparison of the Three and Nine Months Ended September 30, 2024 and 2023

The following table presents our results of operations for the periods indicated:

	Three Months Ended
	September 30,				Change
(In thousands)	2024		2023		$	%
Condensed Consolidated Statement		% of		% of
of Operations Data:		revenue		revenue
Revenue
Sales revenue	$63,168	86%	$58,866	85%	$4,302	7%
Rental revenue	9,925	14%	10,720	15%	(795)	(7)%
Total revenue	73,093	100%	69,586	100%	3,507	5%
Cost of revenue
Cost of sales revenue	15,603	21%	17,016	24%	(1,413)	(8)%
Cost of rental revenue	2,703	4%	3,211	5%	(508)	(16)%
Total cost of revenue	18,306	25%	20,227	29%	(1,921)	(9)%
Gross profit
Gross profit - sales revenue	47,565	65%	41,850	61%	5,715	14%
Gross profit - rental revenue	7,222	10%	7,509	10%	(287)	(4)%
Gross profit	54,787	75%	49,359	71%	5,428	11%
Operating expenses
Sales and marketing	26,838	37%	26,030	37%	808	3%
Research and development	2,417	3%	1,964	3%	453	23%
Reimbursement, general and administrative	18,118	25%	16,449	24%	1,669	10%
Intangible asset amortization and earn-out	633	1%	(3,073)	(4)%	3,706	(121)%
Total operating expenses	48,006	66%	41,370	60%	6,636	16%
Income from operations	6,781	9%	7,989	11%	(1,208)	(15)%
Other income (expense)	452	1%	(404)	(1)%	856	N.M. %
Income before income taxes	7,233	10%	7,585	10%	(352)	(5)%
Income tax expense (benefit)	2,078	3%	(14,714)	(21)%	16,792	(114)%
Net income	$5,155	7%	$22,299	31%	$(17,144)	(77)%

	Nine Months Ended
	September 30,				Change
(In thousands)	2024		2023		$	%
Condensed Consolidated Statement		% of		% of
of Operations Data:		revenue		revenue
Revenue
Sales revenue	$180,742	87%	$171,459	87%	$9,283	5%
Rental revenue	26,657	13%	25,312	13%	1,345	5%
Total revenue	207,399	100%	196,771	100%	10,628	5%
Cost of revenue
Cost of sales revenue	46,810	23%	48,523	24%	(1,713)	(4)%
Cost of rental revenue	8,270	4%	9,122	5%	(852)	(9)%
Total cost of revenue	55,080	27%	57,645	29%	(2,565)	(4)%
Gross profit
Gross profit - sales revenue	133,932	64%	122,936	63%	10,996	9%
Gross profit - rental revenue	18,387	9%	16,190	8%	2,197	14%
Gross profit	152,319	73%	139,126	71%	13,193	9%
Operating expenses
Sales and marketing	82,803	40%	80,538	41%	2,265	3%
Research and development	6,794	3%	6,030	3%	764	13%
Reimbursement, general and administrative	51,158	24%	46,874	24%	4,284	9%
Intangible asset amortization and earn-out	1,898	1%	(557)	—%	2,455	N.M. %
Total operating expenses	142,653	68%	132,885	68%	9,768	7%
Income from operations	9,666	5%	6,241	3%	3,425	55%
Other income (expense)	832	—%	(2,235)	(1)%	3,067	(137)%
Income before income taxes	10,498	5%	4,006	2%	6,492	162%
Income tax expense (benefit)	3,254	2%	(16,307)	(8)%	19,561	(120)%
Net income	$7,244	3%	$20,313	10%	$(13,069)	(64)%

Revenue

Revenue increased $3.5 million, or 5%, to $73.1 million in the three months ended September 30, 2024, compared to $69.6 million in the three months ended September 30, 2023. The increase in total revenue was attributable to an increase of $2.8 million, or 4%, in sales and rentals of the lymphedema product line and an increase of $0.7 million, or 10%, in sales of the airway clearance product line in the three months ended September 30, 2024, compared to the three months ended September 30, 2023.

Revenue increased $10.6 million, or 5%, to $207.4 million in the nine months ended September 30, 2024, compared to $196.8 million in the nine months ended September 30, 2023. The increase in total revenue was attributable to an increase of $10.0 million, or 6%, in sales and rentals of the lymphedema product line, and an increase of $0.6 million, or 2%, in sales of the airway clearance product line in the nine months ended September 30, 2024, compared to the nine months ended September 30, 2023.

The increase in the lymphedema product line revenue in each of the three and nine months ended September 30, 2024, was attributable to the growth of our field sales team and ongoing technology and workflow initiatives. The increase in the airway clearance product line revenue in the three and nine months ended September 30, 2024, was primarily attributable to the onboarding of a new DME partner in 2024.

The following table summarizes our revenue by product line for the three and nine months ended September 30, 2024 and 2023, both in dollars and percentage of total revenue:

	Three Months Ended
	September 30,		Change
(In thousands)	2024	2023	$	%
Revenue
Lymphedema products	$65,282	$62,506	$2,776	4%
Airway clearance products	7,811	7,080	731	10%
Total	$73,093	$69,586	$3,507	5%

Percentage of total revenue
Lymphedema products	89%	90%
Airway clearance products	11%	10%
Total	100%	100%

	Nine Months Ended
	September 30,		Change
(In thousands)	2024	2023	$	%
Revenue
Lymphedema products	$182,278	$172,257	$10,021	6%
Airway clearance products	25,121	24,514	607	2%
Total	$207,399	$196,771	$10,628	5%

Percentage of total revenues
Lymphedema products	88%	88%
Airway clearance products	12%	12%
Total	100%	100%

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

Cost of Revenue and Gross Margin

Cost of revenue decreased $1.9 million, or 9%, to $18.3 million in the three months ended September 30, 2024, compared to $20.2 million in the three months ended September 30, 2023. Cost of revenue decreased $2.6 million, or 4%, to $55.1 million in the nine months ended September 30, 2024, compared to $57.6 million in the nine months ended September 30, 2023. The decrease in cost of revenue in both periods was primarily attributable to lower manufacturing and warranty costs.

Gross margin was 75.0% and 70.9% in the three months ended September 30, 2024 and 2023, respectively, and 73.4% and 70.7% in the nine months ended September 30 2024 and 2023, respectively.

Sales and Marketing Expenses

Sales and marketing expenses increased $0.8 million, or 3%, to $26.8 million in the three months ended September 30, 2024, compared to $26.0 million in the three months ended September 30, 2023. The increase was primarily attributable to a $0.5 million increase in travel and entertainment expenses and a $0.4 million increase in personnel-related compensation expenses, partially offset by a decrease of $0.1 million in tradeshow related expenses.

Sales and marketing expenses increased $2.3 million, or 3%, to $82.8 million in the nine months ended September 30, 2024, compared to $80.5 million in the nine months ended September 30, 2023. The increase was primarily attributable to a $1.1 million increase in travel and entertainment expenses, a $0.7 million increase in personnel-related compensation expenses and a $0.5 million increase in meetings, seminars and tradeshow related expenses.

Research and Development Expenses

Research and development (“R&D”) expenses increased $0.5 million, or 23%, to $2.4 million in the three months ended September 30, 2024, compared to $2.0 million in the three months ended September 30, 2023. The increase was primarily attributable to a $0.4 million increase in professional fees and a $0.2 million increase in personnel-related compensation expenses, partially offset by a $0.1 million decrease in clinical study related expenses.

R&D expenses increased $0.8 million, or 13%, to $6.8 million in the nine months ended September 30, 2024, compared to $6.0 million in the nine months ended September 30, 2023. The increase was primarily attributable to a $0.5 million increase in professional fees, a $0.2 million increase in personnel-related compensation expenses, and a $0.1 million increase in clinical study related expenses.

Reimbursement, General and Administrative Expenses

Reimbursement, general and administrative expenses increased $1.7 million, or 10%, to $18.1 million in the three months ended September 30, 2024, compared to $16.5 million in the three months ended September 30, 2023. This increase was primarily attributable to a $1.2 million increase in personnel-related compensation expenses and a $0.9 million increase in IT related expenses, partially offset by a $0.4 million decrease in occupancy costs, depreciation expense and professional fees.

Reimbursement, general and administrative expenses increased $4.3 million, or 9%, to $51.2 million in the nine months ended September 30, 2024, compared to $46.9 million in the nine months ended September 30, 2023. This increase was primarily attributable to a $2.3 million increase in personnel-related compensation expenses, and a $2.0 million increase in IT related expenses.

Intangible Asset Amortization and Earn-out Expense

Intangible asset amortization and earn-out expense increased $3.7 million to an expense of $0.6 million in the three months ended September 30, 2024, compared to a benefit of $3.1 million in the three months ended September 30, 2023. The increase in expense was related to there being no earn-out expense in the three months ended September 30, 2024, as final payment under the AffloVest Acquisition earn-out arrangement was made on November 28, 2023, and therefore there was no change in fair value of an earn-out expense recorded in the three months ended September 30, 2024, compared to a decrease in the fair value of the earn-out expense of $3.7 million for the three months ended September 30, 2023, due to the lower than expected airway clearance product revenue.

Intangible asset amortization and earn-out expense increased $2.5 million to an expense of $1.9 million in the nine months ended September 30, 2024, compared to a benefit of $0.6 million in the nine months ended September 30, 2023. The increase was related to there being no earn-out expense in the nine months ended September 30, 2024, as final payment under the AffloVest Acquisition earn-out arrangement was made on November 28, 2023, and therefore there was no change in fair value of an earn-out expense recorded in the nine months ended September 30, 2024, compared to a decrease in the fair value of the earn-out expense of $2.5 million for the nine months ended September 30, 2023, due to the lower than expected airway clearance product revenue.

Other Income (Expense), Net

We recorded other income, net of $0.5 million and other expense, net of $0.4 million for the three months ended September 30, 2024 and 2023, respectively. The primary drivers of the change were a decrease in interest expense of $0.4 million and an increase in interest income of $0.4 million.

We recorded other income, net of $0.8 million and other expense, net of $2.2 million for the nine months ended September 30, 2024 and 2023, respectively. The primary drivers of the change were a decrease in interest expense of $1.6 million and an increase in interest income of $1.4 million.

Income Taxes

We recorded income tax expense of $2.1 million and an income tax benefit $14.7 million for the three months ended September 30, 2024 and 2023, respectively. The primary driver of the change was the fact that we did not have a full valuation allowance on our deferred tax assets for the current year period, while in the prior year period there was a release of a valuation allowance to recognize the full value of our deferred tax assets.

We recorded an income tax expense of $3.3 million and an income tax benefit of $16.3 million for the nine months ended September 30, 2024 and 2023, respectively. The primary driver of the change was the fact that we did not have a full valuation allowance on our deferred tax assets for the current year period, while in the prior year period there was a release of a valuation allowance to recognize the full value of our deferred tax assets.

Liquidity and Capital Resources

Cash Flows

On September 30, 2024, our principal sources of liquidity were cash and cash equivalents of $82.1 million and net accounts receivable of $43.2 million. This compares to cash and cash equivalents of $66.0 million and net accounts receivable of $58.5 million at September 30, 2023.

The following table summarizes our cash flows for the periods indicated:

	Nine Months Ended
	September 30,
(In thousands)	2024	2023
Net cash provided by (used in):
Operating activities	$24,322	$17,503
Investing activities	(2,005)	(1,541)
Financing activities	(1,204)	28,145
Net increase in cash and cash equivalents	$21,113	$44,107

Operating Activities

Net cash provided by operating activities during the nine months ended September 30, 2024 was $24.3 million, resulting from non-cash net income adjustments of $11.0 million, net income of $7.2 million and a net increase in operating assets and liabilities of $6.1 million. The positive non-cash net income adjustments consisted primarily of $6.0 million of stock-based compensation expense and $5.1 million of depreciation. Cash provided relating to the change in operating assets and liabilities primarily consisted of a decrease in accounts receivable of $10.5 million, a decrease in inventories of $1.4 million and a $0.6 million increase in accounts payable, partially offset by a decrease in accrued payroll and related taxes of $3.7 million, an increase in prepaid expenses and other assets of $1.8 million, a decrease in income taxes payable of $0.8 million and a decrease in accrued expenses and other liabilities of $0.3 million.

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

Investing Activities

Net cash used in investing activities during the nine months ended September 30, 2024, was $2.0 million, consisting of purchases of property and equipment primarily related to tenant improvements, and patent costs.

Net cash used in investing activities during the nine months ended September 30, 2023, was $1.5 million, consisting of purchases of property and equipment, and patent costs.

Financing Activities

Net cash used in financing activities during the nine months ended September 30, 2024, was $1.2 million, primarily consisting of a $2.3 million payment made on our term loan, partially offset by $1.0 million in proceeds from the issuance of common stock under the ESPP.

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

On November 1, 2024, we entered into a Fifth Amendment Agreement (the “Fifth Amendment”), which further amended the Credit Agreement. The Fifth Amendment permits the Company to make payments to repurchase shares of its common stock, as long as the Company is not in default before and after giving effect to such repurchases, and as long as such repurchases do not exceed $30.0 million.

On December 21, 2023, we made a payment of $16.8 million to repay in full the outstanding balance on the revolving credit facility.

As of September 30, 2024, we had outstanding borrowings of $27.0 million under the Credit Agreement, comprised entirely of the term loan. The principal of the term loan is required to be repaid in quarterly installments of $750,000.

For additional information regarding the Credit Agreement, including interest rates, fees and maturities, see Note 8 – “Credit Agreement” of the condensed consolidated financial statements contained in this report.

Share Repurchase Program

On October 30, 2024, our Board of Directors authorized a program to repurchase up to $30.0 million of common stock. Under the program, purchases may be made from time to time in the open market, in privately negotiated purchases, or both. The timing and number of shares to be purchased will be based on the price of our common stock, general business and market conditions and other investment considerations and factors. The share repurchase program expires on October 31, 2026. The program does not obligate us to repurchase any specific number of shares and may be suspended or discontinued at any time without prior notice. We intend to finance the share repurchase program with cash on hand.

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

Inflation and changing prices did not have a material effect on our business during the quarter ended September 30, 2024, and we do not expect that inflation or changing prices will materially affect our business for at least the next twelve months.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2024. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 30, 2024, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, that occurred during the quarter ended September 30, 2024, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Fifth Amendment to Credit Agreement

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

On November 1, 2024, we entered into a Fifth Amendment Agreement (the “Fifth Amendment”), which amends the Amended and Restated Credit Agreement, dated as of April 30, 2021, as amended by the First Amendment Agreement dated as of September 8, 2021, the Second Amendment Agreement dated as of  February 22, 2022, the Third Amendment Agreement dated as of June 21, 2023, and the Fourth Amendment Agreement dated as of August 1, 2023 (as further amended by the Fifth Amendment, the “Credit Agreement”), by and among us, the lenders from time to time party thereto, and Wells Fargo Bank, National Association, as administrative agent.

The Credit Agreement restricts the Company from making certain payments, including any payments to repurchase shares of its common stock. The Fifth Amendment provides for an exception to this restriction by permitting the Company to make payments to repurchase shares of its common stock, as long as the Company is not in default before and after giving effect to such repurchases, and as long as such repurchases do not exceed $30.0 million.

The foregoing description of the Fifth Amendment is a summary, does not purport to be complete, and is qualified in its entirety by reference to the Fifth Amendment, a copy of which is attached to this Quarterly Report on Form 10-Q as Exhibit 10.2 and is incorporated herein by reference.

Trading Arrangements

During the quarter ended September 30, 2024, none of our directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) of the Exchange Act or any non-Rule 10b5-1 trading arrangement (as defined in Item 408(c) of Regulation S-K).

Item 6. Exhibits.

The exhibits filed as part of this Quarterly Report on Form 10-Q are set forth on the Exhibit Index below.

EXHIBIT INDEX

Incorporated by Reference
Exhibit				Exhibit	Filed
Number	Description of Exhibit	Form	Date of Filing	Number	Herewith

3.1	Amended and Restated Certificate of Incorporation, conformed version reflecting all amendments through May 8, 2024	10-Q	08/05/2024	3.3

3.2	Amended and Restated By-laws, effective December 19, 2022	10-K	02/21/2023	3.2

10.1	Tactile Systems Technology, Inc. Executive Employee Severance Plan, Amended and Restated as of October 15, 2024				X

10.2	Fifth Amendment Agreement, dated as of November 1, 2024, among Tactile Systems Technology, Inc., the lenders signatory thereto and Wells Fargo Bank, National Association, as administrative agent				X

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) / 15d-14(a) of the Securities Exchange Act of 1934, as amended				X

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) / 15d-14(a) of the Securities Exchange Act of 1934, as amended				X

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X

101.1

Inline XBRL for the following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2024: (i) Balance Sheets, (ii) Statements of Operations, (iii) Statements of Stockholders’ Equity, (iv) Statements of Cash Flows, and (v) Notes to the Condensed Consolidated Financial Statements; and for the information set forth in Part II, Item 5.

X

104.1	Cover page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101.1)				X

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Tactile Systems Technology, Inc.

Date: November 4, 2024	By:	/s/ Elaine M. Birkemeyer
Elaine M. Birkemeyer
Chief Financial Officer
(Principal financial and accounting officer)