Form 10-K
period 2024-12-31
TACTILE SYSTEMS TECHNOLOGY INC
filed 2025-02-18
CIK 1027838

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, based on $11.94, the closing price of the shares of common stock on June 28, 2024 (the last business day of the registrant’s most recently completed second fiscal quarter) as reported by The Nasdaq Stock Market LLC on such date, was $283,247,975. The number of shares of registrant’s Common Stock outstanding as of February 14, 2025 was 23,585,175.

Portions of the Registrant’s Definitive Proxy Statement relating to the Annual Meeting of Stockholders, scheduled to be held on May 7, 2025, are incorporated by reference into Part III of this Report.

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

Risks Related to Our Business, Operations and Strategy

-	Changes to the level of Medicare coverage or coverage criteria for our products could have an adverse effect on our business and results of operations.
-	If we are unable to achieve and maintain adequate levels of coverage or reimbursement for our products, our business and results of operations will be adversely affected.
-	If we are unable to expand, manage and maintain our direct sales and marketing organizations, as well as our relationships with distributors, we may not be able to generate anticipated revenue.
-	We utilize third-party, single-source suppliers for some components and materials used in our products, and the loss of any of these suppliers could have an adverse impact on our business.
-	We are increasingly dependent on sophisticated information technology and if we fail to effectively maintain or protect our information systems or data, including from cyber-attacks or data breaches, our business could be adversely affected.
-	Our long-term growth depends on awareness and adoption of our products.
-	Our revenue is primarily generated from our lymphedema products and we are therefore highly dependent on these products.
-	Current or worsening economic conditions, including inflation, rising interest rates or a recession, could adversely affect our business and financial condition.
-	Our business, financial condition and results of operations may be negatively impacted by health epidemics or other disease outbreaks.
-	Physicians and payers may require additional clinical studies prior to prescribing our products or prior to providing or maintaining coverage and reimbursement for our products. Any subsequent clinical studies that are conducted and published may not be positive or consistent with our existing data, which could adversely affect the rate of adoption of our products.
-	Consolidation in the healthcare industry could lead to demands for price concessions, which may impact our ability to sell our products at prices necessary to support our current business strategies.

Government Regulation, Compliance and Legal Risks

-	We are subject to extensive federal and state regulation, and if we fail to comply with applicable regulations, we could be required to repay amounts previously received, and could suffer severe criminal or civil sanctions or be required to make significant changes to our operations that could adversely affect our business, financial condition and operating results.
-	We are subject to significant regulation by numerous government agencies, including the FDA. We cannot market or commercially distribute our products without obtaining and maintaining necessary regulatory clearances or approvals.

-	Our products are currently made available to authorized users of the Department of Veterans Affairs Federal Supply Schedule and if we were no longer eligible to sell our products through such channel, our business may be adversely affected.
-	If clinical studies of our future products do not produce results necessary to support regulatory clearance or approval in the United States or, with respect to our current or future products, elsewhere, we will be unable to expand the indications for or commercialize these products.
-	If the third parties on which we rely to conduct our clinical trials and to assist us with pre-clinical development do not perform as contractually required or expected, we may not be able to obtain regulatory clearance or approval for or commercialize our products.
-	If we fail to comply with state and federal fraud and abuse laws, including anti-kickback, false claims and anti-inducement laws, we could face substantial penalties and our business, operations and financial condition could be adversely affected.
-	Failure to maintain the licenses and accreditations necessary to operate under our direct-to-patient and -provider model would adversely affect our business.

Financial Condition, Credit and Tax Risks

-	If we fail to maintain proper and effective internal control over financial reporting, our ability to produce accurate and timely financial statements could be impaired, which could harm our operating results, investors' views of us and, as a result, the value of our common stock.
-	Our credit facility contains covenants that restrict our business and financing activities, and the property that secures our obligations under the credit facility may be subject to foreclosure.

Risks Related to Ownership of Our Common Stock

-	The trading price of the shares of our common stock has been and could continue to be highly volatile, and purchasers of our common stock may not be able to resell their shares of our common stock at or above the price at which they purchased their shares and could incur substantial losses.

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

We generally employ a direct-to-patient and -provider model within our lymphedema portfolio, through which we obtain patient referrals from clinicians, manage insurance claims on behalf of our patients and their clinicians, deliver our solutions directly to patients and train them on the proper use of our solutions. This model allows us to engage directly with patients and clinicians, which are both critical audiences to which we can provide clinical evidence and education. For our respiratory therapy products, we have a durable medical equipment (“DME”) distribution model, utilizing mature comprehensive respiratory DME provider representatives to service patients. We sell the AffloVest product to accredited DME providers, whose representatives gather and submit documentation for payer reimbursement, train patients on use of the device, and provide ongoing patient support.

For the year ended December 31, 2024, we generated revenue of $293.0 million and had net income of $17.0 million. Our revenue increased 7% during the year ended December 31, 2024, compared to the year ended December 31, 2023.

Lymphedema is a type of chronic swelling, or edema, which occurs in the arms, legs, neck, trunk or other body parts when the lymphatic vessels are unable to adequately drain protein-rich lymph fluid from these regions. Lymphedema is progressive in nature, worsens over time, and has no known cure. Chronic venous insufficiency is a condition that occurs when the venous wall and/or valves in the veins are not working effectively, making it difficult for blood to return to the heart from the affected region(s). Phlebolymphedema is the convergence of lymphedema and chronic venous insufficiency. When the venous system does not effectively transfer blood from the lower limbs, it can result in venous hypertension and the development of painful, slow-healing wounds on the lower leg called venous leg ulcers. Venous hypertension can also lead to a marked increase in fluid build-up in the limbs, overwhelming the lymphatic system and causing lymphedema. Our proprietary Flexitouch, Entre and Nimbl systems are clinically proven at-home solutions for patients with vascular disorders such as lymphedema. Patients with lymphedema or chronic venous insufficiency are typically treated by vascular surgeons, vascular medicine physicians, oncology care teams, wound physicians, nurses and therapists.

Our current lymphedema products are the Flexitouch Plus, Entre Plus and Nimbl systems. A predecessor to our Flexitouch system received 510(k) clearance from the U.S. Food and Drug Administration (the “FDA”) in July 2002, and we introduced the system to address the many limitations of self-administered home-based manual lymphatic drainage therapy. We began selling our more advanced Flexitouch system after receiving 510(k) clearance from the FDA in October 2006. In September 2016, we received 510(k) clearance from the FDA for the Flexitouch system in treating lymphedema of the head and neck. In June 2017, we announced that we received 510(k) clearance from the FDA for the Flexitouch Plus, the third-generation version of our Flexitouch system. In December 2020, we received 510(k) clearance for two new indications for our Flexitouch Plus system: phlebolymphedema and lipedema. We introduced our Entre system in the United States in February 2013 and the second generation, Entre Plus, in March 2023. The Entre Plus system is sold or rented to patients who need a simple pump or who do not yet qualify for insurance reimbursement for an advanced compression device such as our Flexitouch Plus system. Nimbl, our next generation pneumatic compression platform, received 510(k) clearance in June 2024 and, beginning in October 2024, is commercially available throughout the United States for treatment of upper extremity lymphedema. Sales and rentals of our lymphedema products generated $259.4 million, or 89%, of our revenue in 2024, and $241.7 million, or 88%, of our revenue in 2023.

On September 8, 2021, we acquired the assets of the AffloVest airway clearance product line. AffloVest is a portable, battery-powered, wearable vest that provides airway clearance to treat patients with chronic respiratory conditions such as bronchiectasis or conditions resulting from neuromuscular disorders. The AffloVest product line generated $33.6 million, or 11%, of our revenue in 2024 and $32.7 million, or 12%, of our revenue in 2023.

To support the growth of our business, we continue to invest in our commercial infrastructure, consisting of our direct sales force, DME sales team, patient education team, reimbursement capabilities and clinical expertise. We are a national, accredited provider of home medical equipment services approved for coverage by private payers, Medicare, the Veterans Administration and certain Medicaid programs in the United States. Our field commercial team is focused on increasing clinician awareness of our lymphedema solutions. As of December 31, 2024, we employed 169 account managers and 111 specialists for our lymphedema products and a team of 18 specialists supporting our airway clearance products. This compares to 150 account managers and 104 specialists for our lymphedema products and a team of 16 specialists supporting our airway clearance products as of December 31, 2023.

Our reimbursement function includes payer relations and reimbursement operations. Our payer relations function focuses on payer policy development, education, payer contract negotiations, and data analysis. Our reimbursement operations function is responsible for verifying patient insurance benefits, individual patient case development, prior authorization submissions, case follow-up, and appeals when necessary. Our clinical function, consisting of a scientific advisory board, in-house therapists and nurses, and our Chief Medical Officer, serves as a resource to clinicians and patients and guides our development of clinical evidence in support of our products. We believe these investments are critical to driving payer, clinician and patient adoption of our technologies, and together with our commercial infrastructure, represent a significant competitive advantage.

Health insurance coverage for our Flexitouch Plus, Entre Plus and Nimbl systems is in place with private payers, Medicare, the Veterans Administration and certain Medicaid programs. Based on our estimates, we are contracted or enrolled as an in-network provider with payers covering over 275 million lives in the United States. In 2024 we served over 79,000 patients with our compression therapy devices and cumulatively have served over 551,000 patients since they launched.

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

Misdiagnosis of lymphedema is common, and often patients do not get the medical care they need until significant symptoms have occurred. Proper diagnosis of lymphedema may require evaluation by a physician or other healthcare provider with knowledge of lymphedema and its visible symptoms. While not required to develop a lymphedema diagnosis, some clinicians may choose to perform diagnostic testing. Diagnostic tests for lymphedema include history and physical examination, soft tissue and vascular imaging, lymph node imaging and volume measurements. The International Society of Lymphology categorizes the progression of lymphedema from Stage 0, the least severe stage, to Stage 3, the most severe stage.

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

Market Opportunity

Lymphedema and CVI are costly and lifelong conditions with debilitating physical and psychological impacts on patients. Based on a study published in 2020 by Dr. Steven Dean of Ohio State Medical Center et al., it is estimated that more than 16 million people in the United States are living with lymphedema due to CVI. This, in addition to the estimated five million individuals living in the U.S. with cancer-related and primary lymphedema, increases the prevalence estimates to over 20 million individuals. For people with cancer, the build-up of lymph fluid can be caused by surgery, especially when lymph nodes are removed, radiation therapy that can damage lymph nodes and vessels, infections that damage surrounding tissue or cause scarring, and other conditions.

In the fourth quarter of 2016 we expanded the indications for use of the Flexitouch system. We received U.S. FDA clearance to market a first-of-its-kind system to treat patients suffering from lymphedema of the head and neck, a frequent consequence of head and neck cancer and its treatment. Patient symptoms often include significant skin changes, pain and discomfort, as well as difficulty breathing and swallowing. The American Cancer Society estimates that there are 430,000 survivors of head and neck cancers in the United States, and more than 65,000 new patients are diagnosed each year. In a 2016 clinical publication, researchers at Vanderbilt University School of Medicine estimated that more than 75% of patients with head and neck cancer develop lymphedema requiring treatment. Our Flexitouch head and neck system is the only pneumatic compression device with an indication to treat patients suffering from debilitating head and neck lymphedema and our therapy is protected with several patents issued in 2022. We estimate the market opportunity for our Flexitouch head and neck system is approximately $1 billion in the United States, which is based on 75% of the total number of patients suffering from cancers of the head and neck and our average selling price per device. In June 2020, a study published in Supportive Care in Cancer recognized the effectiveness of Flexitouch in treating patients with head and neck related lymphedema. The study, led by Vanderbilt University was a pilot randomized clinical trial reflecting statistically significant reductions in swelling, pain and improvements in the ability to swallow. In addition, in September 2021, we initiated a randomized, controlled clinical trial evaluating the effectiveness of our Flexitouch Plus system for the treatment of head and neck lymphedema. We believe this study will represent the largest randomized, controlled clinical trial ever conducted for the treatment of head and neck cancer-related lymphedema. Ten clinical sites participated in the trial that completed in 2024.

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

The standard of care treatment for CVI is compression therapy. Compression stockings and wraps are used to provide added pressure, increasing the effectiveness of the calf-muscle pump in returning blood to the heart. As the disease progresses, patients may develop a venous leg ulcer, which is commonly treated using multilayered bandages to minimize swelling and enhance blood flow. A clinician applies these typically non-removable bandages to patients at a precise pressure and patients wear the bandages between weekly visits to the wound clinic during which they are then removed and reapplied. Enhancing standard of care treatments for CVI with our pneumatic compression systems has been proven to reduce the recurrence of ulcer formations as well as recurrent skin infections (cellulitis) leading to better patient quality of life and lower overall cost of clinical care.

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

Market Opportunity

Bronchiectasis is one of the most common respiratory diseases with over 500,000 U.S. adults diagnosed and is estimated to be growing in the high single-digits annually. More than 16 million people in the U.S. are living with COPD and it is estimated that over 4 million of them may be affected by bronchiectasis. High frequency chest wall oscillation is used to treat bronchiectasis and over 70 other International Classification of Disease (“ICD”)-10 diagnosis codes.

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

Our Strategy

Our goal is to become the leader in the at-home treatment of select underserved chronic diseases. We intend to leverage our established product, service and fulfillment platforms to be a global provider of clinically proven easy-to-use and cost-effective solutions. The key elements of our strategy include:

●	Increase awareness of our solutions and establish them as the standards of care. We believe that many patients with lymphedema, chronic venous insufficiency and chronic respiratory conditions remain undiagnosed or undertreated. We intend to continue to educate physicians, nurses, therapists, patients, payers and DME provider representatives to raise awareness of these diseases, the associated health burdens of such diseases on patients and society, and the clinical and economic benefits of using our products. Further, we intend to continue promoting this awareness through training and educating clinicians, advertising campaigns, exhibiting at tradeshows and physician meetings and publishing additional clinical and economic outcome data demonstrating the benefits of our solutions. Our ongoing marketing initiatives focus on increasing referrals from physicians trained in the diagnosis and treatment of venous and lymphatic diseases, oncology and chronic respiratory conditions. In addition, we plan to launch more extensive direct-to-provider and patient marketing programs that we believe will further increase awareness of our solutions.
●	Utilize direct sales and customer support teams. We rely on a large direct sales force and marketing organization to drive greater product adoption by patients suffering from lymphedema and CVI and their clinicians. We also intend to expand and support our respiratory DME channels, in an effort to help demonstrate HFCWO as a staple among the host of treatments they bring to chronic respiratory patients. We intend to strengthen our distribution network by continuing to recruit, train and retain talented sales representatives. With an expanded sales force, our goal is to expand the existing prescriber base.
●	Demonstrate ongoing innovation to grow our technology platform and expand adoption of our therapies. We are actively developing new products and features for our portfolio in order to expand the number of patients using our products and allow us to enter new clinical adjacencies. We pursue both internal research, design and development, and also work with external collaborators to expand our product offerings. In addition, we evaluate opportunities to license or acquire additional technologies and products to expand our total addressable market opportunity.
●	Continue the development of clinical and economic outcome data. A key part of our success is our ability to demonstrate the effectiveness of our products through clinical and economic outcome data. We intend to invest in additional studies to support peer-reviewed, published articles that evidence the clinical and economic benefits of our solutions as compared to traditional treatments. We intend to use these data to continue to educate clinicians, payers and patients on the proven advantages of our products compared to other therapies and expand our network of key opinion leader advocates.
●	Expand third-party reimbursement. Most of our products are covered under existing reimbursement codes, and we have secured coverage for our solutions with commercial payers, Medicare, the Veterans Administration and certain Medicaid programs. Our team has experienced significant success in obtaining positive coverage policies from payers by developing direct relationships with payer decision-makers, leveraging our relationships with physician societies and key opinion leaders, providing clinical data, demonstrating the efficacy of our products and educating payers on the limitations of traditional treatments. We intend to continue this strategic approach to further expand coverage for our solutions, as well as to meet payer-specific requirements on behalf of patients.

Our Products

We market Flexitouch Plus, Entre Plus and Nimbl systems as at-home therapies for the treatment of lymphedema and chronic venous insufficiency. We market AffloVest as an at-home therapy intended to promote airway clearance. These products have received 510(k) clearance from the FDA to be marketed in the United States. We believe our products have unique features and benefits that address the shortcomings of traditional treatments, are more cost-effective and enable more consistent and effective therapy, leading to enhanced patient quality of life, improved clinical outcomes and reduced cost of care.

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

Nimbl

Nimbl, our next generation pneumatic compression platform, received 510(k) clearance in June 2024, and beginning in October 2024, is commercially available throughout the United States for the treatment of upper extremity lymphedema. Improving on the Entre Plus garments, the Nimbl system has reduced hose and harnesses while maintaining the eight chambers that inflate in sequence for treatment. Nimbl controllers include Bluetooth capability that enables therapy data from the controller to be reported through Kylee, a companion application.

Kylee

In 2022, we introduced Kylee™, a free mobile application to help patients learn about lymphedema, track their symptoms and treatment, and share their progress with their doctor. The purpose behind Kylee is to help support and encourage patients to embrace self-care and become more educated about their condition. Our customers can use Kylee to track their orders for our devices and view onboarding tutorials for using the device. Once a patient starts using the device, they can use Kylee to record their treatments and symptoms, and capture photos of their condition for sharing with their healthcare team. Flexitouch Plus and Nimbl controllers include Bluetooth technology, which is viewable using Kylee.

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

Patients reported a significant increase in their ability to control lymphedema through treatment with our Flexitouch system, with an increase in function and a reduction in pain. Of the 98 patients who responded, 70% reported being "very satisfied" with the treatment by our Flexitouch system and 30% reported being "satisfied" with the treatment by our Flexitouch system.

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

Sales and Marketing

Unlike many of our competitors, we generally utilize a direct-to-patient and -provider model to market our lymphedema products directly to patients and clinics, providing high-quality customer service and capturing both the manufacturer and distributor margins for the majority of this business. The direct channel allows us to focus on three of our primary call points, vascular, therapy and oncology.

For AffloVest, we utilize the respiratory DME channel as our go-to-market method. Our utilization of DME provider representatives gives us access to a larger channel than competitors that market and sell directly. The respiratory DME channel also already serves the chronic respiratory community, enabling them to identify complex respiratory candidates who are regularly on other respiratory therapies (such as oxygen, nebulizers, non-invasive ventilators, etc.) and who might benefit from the use of our AffloVest. The below chart reflects these models:

Our direct-to-patient and -provider lymphedema business is composed of a direct sales force, patient training and support, reimbursement capabilities and clinical expertise to educate, expand awareness, coordinate referrals and obtain payment for our products.

The chart below describes our U.S. direct-to-patient and -provider model for the majority of our lymphedema business.

We sell the AffloVest to DME providers in the U.S. whose representatives service patients and bill third-party payers for the product. The DME provider representatives obtain the prescription and coordinate with patients and payers to determine insurance eligibility and payment. These DME providers are staffed by trained respiratory therapists who are required in some states to set up patients on at-home prescription respiratory therapies like AffloVest. We market to, and educate, DME provider representatives and clinicians about the AffloVest advantages. As of December 31, 2024, we also employed a small group of respiratory specialists, who educate DME provider representatives, provide product demonstrations for targeted clinicians and support technical questions related to the AffloVest.

The chart below describes our DME model.

As of December 31, 2024, we employed 298 account managers and specialists who provide support throughout the United States for our lymphedema and respiratory therapies compared to 270 account managers and specialists as of December 31, 2023.

Our marketing team leads our efforts in brand development, product messaging, tradeshow attendance, medical educational forums, website development, social media and advertising.

Reimbursement, Payer Relations and Customer Support Process

Private insurers and other payers represented approximately 60% and 54% of our revenue in 2024 and 2023, respectively, while Medicare represented approximately 18% and 24% of our revenue in 2024 and 2023, respectively, Veterans Administration hospitals represented approximately 11% and 10% of our revenue in 2024 and 2023, respectively, and DME distributors represented approximately 11% and 12% of our revenue in 2024 and 2023, respectively. When we sell our solutions directly to patients, we generally bill third-party payers, such as commercial insurance or Medicare, on behalf of our patients and bill the patient for their copayment obligations and deductibles.

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

We have strong and established payer relationships, including most of the largest private payers in the United States. Based on our estimates, we are contracted or enrolled as an in-network provider with payers covering nearly 275 million lives. These contracts allow us to be an in-network provider for patients, enabling them to access our systems at a competitive rate and copay comparable to other suppliers and easing our administrative burden in processing authorizations and claims. For the last several years we have enjoyed an

80% or greater approval rate on commercial payers and 90% or greater approval rate on Medicare claims submitted (across all our products). We began doing business with Medicare in 2007. We have an in-depth understanding of specific payer coverage criteria, and our submission materials are tailored to address an individual payer's distinct requirements. Our dedicated customer service team is available to answer patient questions regarding reimbursement, account status, device operation and troubleshooting during normal business hours. We receive no additional reimbursement for patient support, but provide high-quality customer service and continuity to enhance patient comfort, satisfaction, compliance and safety with our products.

Our Flexitouch Plus system controller is reimbursed under HCPCS code E0652, and our Entre Plus and Nimbl system controllers are each reimbursed under HCPCS code E0651. Garments that cover various parts of the body are used with these systems and billed using HCPCS codes E0656, E0657, E0667, E0668 and E0669. Our head and neck garment does not currently have a billing code assigned; it is currently billed using the miscellaneous DMEPOS HCPCS code E1399. To date, over 1,100 payers have paid for our products.

Our respiratory DME partners contract directly with commercial payers and regularly serve as a consolidated source for various respiratory-related therapies. The DME distributor obtains the prescription and, in coordination with the patient and payer, determines insurance eligibility and payment. The AffloVest is reimbursed under HCPCS code E0483, high frequency chest wall oscillation for bronchiectasis, and over 70 other ICD-10 diagnosis codes.

Research and Clinical Operations

We are committed to ongoing research and development as part of our efforts to be at the forefront of physician and patient preference in the area of chronic disease, especially lymphedema, cancer-related lymphedema, chronic venous insufficiency, bronchiectasis and other chronic respiratory conditions. Our research and development and clinical operations functions include scientists, clinical monitors and project managers with expertise in pneumatics, electronics, garment design, embedded software, mechanical design, sensors, manufacturing technologies and clinical trial management. Our current research and development efforts are focused primarily on improving design for ease-of-use, enhancing clinical functionality and reducing production costs of our solutions. Our clinical development efforts are focused on further differentiating our products from our competitors. We coordinate our development efforts with our intellectual property strategies in order to enhance our ability to obtain patent and other intellectual property protection. Our research and development expenses, including spending on our clinical evidence development efforts, totaled $8.8 million and $7.8 million for the years ended December 31, 2024 and 2023, respectively.

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

We have implemented a quality management system designed to comply with FDA regulations and International Standards Organization, or ISO, standards governing medical device products. In the United States, we and some of our manufacturers are required to manufacture our products in compliance with the FDA's Quality System Regulation, which covers the methods and documentation of the design, testing, control, manufacturing, labeling, quality assurance, packaging, storage and shipping for our products. We maintain a quality management system to control compliance with such requirements and have procedures in place designed to ensure that all products and materials purchased by us conform to our requirements and FDA regulations. Our quality management system has been certified to ISO 13485:2003 in 2012, 2014 and 2017, and to ISO 13485:2016 in 2019, 2020, 2021, 2022, 2023 and 2024. In 2021, we also received our Medical Device Single Audit Program (“MDSAP”) certification, which was renewed in 2024. An MDSAP allows an MDSAP-recognized Auditing Organization to conduct a single regulatory audit of a medical device manufacturer that satisfies the relevant requirements of the regulatory authorities participating in the program. Many of our manufacturers’ quality management systems also have been certified to ISO.

Order Fulfillment and Patient Education

With respect to our Flexitouch Plus, Entre Plus and Nimbl systems, once we have a complete patient order and appropriate documentation from the payer, we package and ship the system, configured to their physician's prescription, directly to the patient. We utilize third-party carriers for delivery and pick up of our devices. After delivery and when requested by our patient, we coordinate a virtual or at-home visit from one of our trainers to provide education and instruction on use and care of their therapy system. These trainers are professionally trained and instructed on proper use of our products. Patient visits and training sessions are assigned by our staff. Additional materials including training videos and support content is available on our website to support patients and their training needs. Kylee™ allows patients to manage their conditions by tracking treatments and symptoms, as well as having direct access to educational resources.

Our AffloVest product is packaged and shipped to the DME provider representative or drop-shipped directly to a patient, as directed. We utilize third-party carriers for delivery and pick up of our AffloVest products. In situations in which the product is shipped to the DME provider representative, they are responsible for completing the delivery to the patient. Upon receipt of the product, patients are able to utilize materials included with the product to complete self-training or engage with the DME provider representative for additional support.

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

FDA Regulation

In the United States, the FDA regulates medical devices, including the following activities that we perform, or that are performed on our behalf with respect to our devices: product design and development, pre-clinical and clinical testing, manufacturing, labeling, storage, servicing, premarket clearance or approval, record keeping, product marketing, advertising and promotion, sales and distribution, and post-marketing surveillance, including reporting. Failure to comply with applicable U.S. requirements may subject us to a variety of administrative, enforcement, or judicial sanctions, such as warning letters, import alerts, debarment, product recalls, product seizures, total or partial suspension of production or distribution, injunctions, fines, civil penalties and criminal prosecution. The FDA can also refuse to clear or approve pending applications.

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

All of our past and current models of our Flexitouch, Entre, Nimbl and AffloVest systems are Class II devices under the FDA classification system requiring 510(k) clearance. We obtained 510(k) clearance for our Flexitouch system in October 2006 and for a discontinued predecessor system in July 2002. In September 2016, we received 510(k) clearance from the FDA for the Flexitouch system for treating lymphedema of the head and neck. In June 2017, we announced that we received 510(k) clearance from the FDA for the Flexitouch Plus, the third-generation version of our Flexitouch system. In December 2020, we received 510(k) clearance for two new indications for our Flexitouch Plus system: phlebolymphedema and lipedema. We obtained 510(k) clearance for our Entre system in May 2015. In June 2024 we received 510(k) clearance for our Nimbl device. 510(k) clearance for the AffloVest system was obtained in 2013. All of our Class II devices have obtained 510(k) clearance and that status remains current as of the date of this filing.

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

Further, even after a device receives clearance or approval by the FDA and is placed on the market, numerous regulatory requirements apply. These include:

●	establishment registration and device listing;

●	quality system regulation, which requires manufacturers, including third-party manufacturers, to follow stringent design, testing, control, documentation, current good manufacturing practice, as applicable, and other quality assurance procedures during all aspects of the manufacturing process;
●	labeling regulations and the FDA prohibitions against the promotion of products for un-cleared, unapproved or "off-label" uses, and other requirements related to promotional activities;
●	medical device reporting regulations, which require that manufacturers report to the FDA if their device may have caused or contributed to a death or serious injury or malfunctioned in a way that would likely cause or contribute to a death or serious injury if the malfunction were to recur;
●	corrections and removals reporting regulations, which require that manufacturers report to the FDA field corrections and product recalls or removals if undertaken to reduce a risk to health posed by the device or to remedy a violation that may present a risk to health; and
●	post-market surveillance regulations, which apply when necessary to protect the public health or to provide additional safety and effectiveness data for the device.

Any new Class II devices developed by us will be submitted to the FDA as required by the 510(k) process. Under this process, when a 510(k) clearance is required, we must submit a premarket notification to the FDA demonstrating that our proposed device is "substantially equivalent" to a previously cleared and legally marketed 510(k) device, a legally marketed device which has been reclassified from high to low or moderate risk or a device that was in commercial distribution before May 28, 1976 for which the FDA does not require the submission of a premarket approval application, which is commonly known as the "predicate device." In 2019, the FDA released a final guidance for industry regarding an optional Safety and Performance Based Pathway for 510(k) clearance, which allows a submitter to demonstrate that an eligible new device of a well-understood type meets FDA-identified performance criteria to demonstrate that the device is as safe and effective as a legally marketed device. If the FDA determines that the device, or its intended use, is not substantially equivalent to a previously-cleared device or use, the FDA will issue a not substantially equivalent decision. This means the device cannot be cleared through the 510(k) process and will require marketing authorization through the premarket approval pathway. In September 2023 the FDA released additional draft guidance around best practices for selecting a predicate device to support a premarket notification submission.

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

We are also subject to announced and unannounced inspections by the FDA, and these inspections may include the manufacturing facilities or other sites of our subcontractors to audit any part of our quality system. We were inspected three times since January 2010 by the FDA and found to be in compliance with the Quality System Regulation. We cannot assure you that we can maintain a comparable level of regulatory compliance in the future at our facilities.

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

We could be held liable under the FCPA and other anti-corruption laws for the illegal activities of our employees, representatives, contractors, collaborators, agents, subsidiaries, or affiliates, even if we did not explicitly authorize such activity. Although we will seek to comply with anti-corruption laws, there can be no assurance that all of our employees, representatives, contractors, collaborators, agents, subsidiaries or affiliates will comply with these laws at all times. Violation of these laws could subject us to whistleblower complaints, investigations, sanctions, settlements, prosecution, other enforcement actions, disgorgement of profits, significant fines, damages, other civil and criminal penalties or injunctions, suspension and/or debarment from contracting with certain governments or other persons, importation restriction, the loss of export privileges, reputational harm, adverse media coverage and other collateral consequences. In addition, our directors, officers, employees, and other representatives who engage in violations of the FCPA and certain other anti-corruption statutes may face imprisonment, fines and penalties.

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

CMS, which is the agency within the Department of Health and Human Services that administers both Medicare and Medicaid, has the authority to decline to cover particular products or services if it determines that they are not "reasonable and necessary" for the treatment of Medicare beneficiaries. A coverage determination for a product, which establishes the indications that will be covered, and any restrictions or limitations, can be developed at the national level by CMS through a National Coverage Determination, or NCD, or at the local level through a Local Coverage Determination, or LCD, by a regional Medicare Administrative Contractor, which is a private contractor that processes and pays claims on behalf of CMS for the geographic area where the services were rendered. Obtaining a coverage determination, whether an NCD or LCD, is a time-consuming, expensive and highly uncertain endeavor, especially for a new device. Under the current NCD that has been effective since January 14, 2002, pneumatic compression devices, or PCDs, including our products, are covered for the treatment of lymphedema or for the treatment of chronic venous insufficiency with venous stasis ulcers. A LCD, administered by the two Medicare Administrative Contractors responsible for processing durable medical equipment claims, and which had set forth additional coverage criteria impacting Medicare coverage for our products was retired on November 14, 2024. The validity of the coverage criteria in the LCD remains under dispute in the District Court of the District of Columbia. Our Medicare business was 18% of revenue in 2024 compared to 24% in 2023.

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

Commercial payers that reimburse for our products do so in a variety of ways, depending on the insurance plan's policies, employer and benefit manager input, and contracts with their provider network. Moreover, Medicaid programs and some commercial insurance plans, especially Medicare Advantage plans (commercial insurers that are administering Medicare benefits to certain beneficiaries), are frequently influenced by Medicare coverage determinations. In working with payers who follow Medicare criteria, we have focused on clear communications with insurers to ensure mutual understanding of criteria interpretation, which differs significantly among the plans from very restrictive to quite lenient, and we then work closely with clinicians to educate them accordingly. While this approach has had positive impact, we do not know if or when additional payers may adopt more restrictive criteria nor do we know how they will choose to interpret it.

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

Patents

Our patent portfolio consists of four sets of patents, including patents relating to our Flexitouch system, our AffloVest system and other related technologies. As of December 31, 2024, we owned about 171 issued patents globally, of which 65 were issued U.S. patents. As of December 31, 2024, we owned about 20 pending patent applications pending globally, of which 7 were pending patent applications in the United States. Our U.S. issued patents have varying patent terms, expiring between 2025 and through at least 2040, subject to payment of required maintenance fees, annuities and other charges.

Trademarks

We have registered the trademarks Tactile Medical, Flexitouch, Flexitouch Plus, the Flexitouch logo design, ComfortEase, Entre, AffloVest, AffloVest Pro, Kylee and Nimbl with the United States Patent and Trademark Office on the Principal Register. We rely in the United States on common law rights to the Tactile Medical design trademark. The Tactile Medical trademark is registered in Australia and Japan, and the AffloVest trademark is registered in Australia, the European Union, New Zealand and the United Kingdom.

Seasonality

Our business is affected by seasonality. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Seasonality.”

Human Capital Resources

As a company, our focus is on developing and selling solutions that help increase clinical efficacy, reduce overall healthcare costs and improve the quality of life for patients with chronic conditions by treating them at home. We believe the strength of our employees is the cornerstone to achieving these goals. As of December 31, 2024, we had 1,037 employees. We have 613 employees who are based throughout the United States, as well as 424 employees who are primarily based in our corporate/manufacturing locations in the Minneapolis metropolitan area. Our employees are our most important resource and they set the foundation for our ability to achieve our strategic objectives.

The success and growth of our business depends, in large part, on our ability to attract, retain and develop talented and high-performing employees at all levels of our organization, including the individuals who comprise our workforce as well as executive officers and other key personnel. To succeed in a competitive labor market, we have developed key recruitment and retention strategies, objectives and measures that we focus on as part of the overall management of our business. These strategies, objectives and measures form the pillars of our human capital management framework and are advanced through the following programs, policies and initiatives:

Total Rewards: Rewarding and supporting our employees is essential to Company morale. To maintain a competitive salary and benefits package, we utilize multiple external survey sources to evaluate employee compensation and an independent third party to review executive compensation. We continue to explore and utilize benefits options in line with our growing workforce to attract and retain top talent. These benefits include but are not limited to retirement savings, an employee stock purchase plan, a variety of health insurance options, including dental and vision, discounts on healthy foods and fitness memberships, disability insurance, paid maternity/paternity leave, and a company volunteer program providing employees paid time to give back to the community.

Employee Engagement and Culture: We consider employee engagement to be a cornerstone of our business and we encourage different perspectives and ideas, which we believe enables better business decisions and rapid innovation. We are committed to constructive and critical self-evaluation that leads to concrete steps that continually enhance and strengthen our corporate culture.

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

Talent and Retention: In 2024, we continued to focus on recruitment, hiring, and retention to ensure high quality talent and a strong fit for specific roles within the Company. Our recruitment efforts include strong recruiting and hiring processes, as well as an internship program. The Company’s intranet facilitates employee inclusion, provides resources, and advances transparent communication efforts. We also introduced a number of new learning and development options for our team members in 2023.

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

Information About our Executive Officers

Certain information with respect to our executive officers as of February 14, 2025 is set forth below.

Sheri L. Dodd, age 59, has served as a member of our Board of Directors since January 2021 and has served as our Chief Executive Officer since July 2024. Previously, Ms. Dodd served as President of Medtronic Canada at Medtronic plc. Since joining Medtronic in March 2010, Ms. Dodd served as Vice President and General Manager of Medtronic Care Management Services, Vice President and General Manager of Non-intensive Diabetes Therapies and Vice President for Global Health Economics, Reimbursement & Policy and Global Clinical Research across the Medtronic cardiovascular portfolio. From November 1997 until March 2010, Ms. Dodd held various positions in the pharma and medical divisions with Johnson & Johnson, most recently as Vice President of Health Economics and Reimbursement for Ethicon, Inc. Ms. Dodd also served as an outcomes researcher with Orthopedic Surgeons, plc from January 1995 until November 1997. From May 1988 until September 1993, Ms. Dodd served as a project coordinator with the World Health Organization.

Elaine M. Birkemeyer, age 50, has served as our Chief Financial Officer since joining the Company in March 2023. Ms. Birkemeyer joined the Company from UnitedHealth Group Incorporated (“UnitedHealth”), where she had served as Chief Financial Officer, Optum Care Solutions, from May 2021 to March 2023. Prior to that she held various other roles with UnitedHealth, including Chief Financial Officer, Rally Health from March 2020 to May 2021, Senior Vice President, Optum Corporate Finance from February 2017 to March 2020, and Vice President, Optum Operations Finance from July 2014 to February 2017. Previously, Ms. Birkemeyer held various positions with Best Buy Co., Inc., including Senior Director, Strategy and Business Planning, Senior Finance Director and Senior Finance Manager. Ms. Birkemeyer has over 26 years of experience in finance, accounting, financial analysis, strategy and business planning. Ms. Birkemeyer holds an M.B.A. from Northwestern University's Kellogg School of Management and a B.S. in Economics from the University of Pennsylvania’s Wharton School.

Kristie T. Burns, age 53, has served as our Senior Vice President, Marketing & Clinical Affairs since joining the company in March 2021. Prior to joining our company, Ms. Burns was the Chief Marketing Officer of Cala Health, Inc., a privately-held bioelectronic medicine company developing wearable neuromodulation therapies for chronic disease, from January 2017 until March 2021. At Cala Health, she organized the company’s commercial functions and managed the U.S. commercial introduction of its lead product. Prior to joining Cala Health, Inc., Ms. Burns served as Vice President of Solutions Marketing, ResMed Americas of ResMed Inc. (NYSE: RMD), a global leader in digital health and cloud-connected medical devices focused on sleep apnea and other chronic diseases, from December 2003 to February 2016. Ms. Burns held various marketing and leadership roles of increasing responsibility with ResMed Inc. beginning in 2003. At ResMed Inc., her responsibilities included managing marketing and legal due diligence teams and leading the collaboration between multiple teams following a significant market reorganization. Ms. Burns previously served in consulting and business development roles of increasing responsibility at a privately-held cardiology consulting practice that was subsequently acquired by GE Medical Systems, from 1994 to 1999.

Sherri L. Ferstler, age 55, has served as our Senior Vice President of Sales since joining the company in July 2023. As described further in Part II, Item 9B. Other Information, Ms. Ferstler will cease to be an executive officer of the Company on February 18, 2025. Prior to joining Tactile Medical, Ms. Ferstler served as Vice President Sales, North America for Johnson & Johnson Vision since 2016 (NYSE: JNJ). In this position, Ms. Ferstler led the field & inside sales teams, strategic accounts & training functions selling Acuvue brand contact lenses across multiple channels. Ms. Ferstler began her career in 1992 with Parke-Davis Pharmaceuticals where she served in a variety of sales, sales management and training and development roles. She joined Pfizer in 2000, serving as a district sales manager for all branded pharmaceutical products until 2003, then as Director of Division Operations and as a regional manager for Pfizer’s Urology and

Respiratory product portfolios. From 2007 to 2016, Ms. Ferstler led regional and national sales teams for Endo Pharmaceuticals, Bayer Diabetes Care and Mylan Pharmaceuticals. Ms. Ferstler holds Bachelor of Arts in Psychology from the State University of New York College at Buffalo.

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

Determinations of which products or services will be reimbursed under Medicare can be developed at the national level through a National Coverage Determination, or NCD, by CMS, or at the local level through a Local Coverage Determination, or LCD, by the two regional Durable Medical Equipment (DME) Medicare Administrative Contractors (MACs), which are private contractors that process and pay claims on behalf of CMS for different regions. The NCD for Pneumatic Compression Devices (PCDs) was established on January 14, 2002 and the LCD for PCDs was established by the MACs on October 1, 2015. On November 14, 2024 the LCD for PCDs was retired, and therefore the NCD will apply to all PCDs. We are not able to predict how the application of the NCD to PCDs that were previously covered by the LCD will impact coverage determinations, but unfavorable interpretations may occur.

The remaining NCDs may be subject to review and revision from time to time, and a new LCD may be developed, which may not be favorable for coverage of our products. Additional NCDs or LCDs, or changes in NCDs or LCDs for our products, could have adverse effects on our business. Further, we believe that a reduction or elimination of coverage or reimbursement of our products by Medicare would likely cause some commercial third-party payers to implement similar reductions in their coverage or reimbursement of our products. Given the evolving nature of the healthcare industry and ongoing healthcare cost reforms, we are and will continue to be subject to changes in the level of Medicare coverage for our products, and unfavorable coverage determinations at the national or local level could adversely affect our business and results of operations.

If we are unable to achieve and maintain adequate levels of coverage or reimbursement for our products, our business and results of operations will be adversely affected.

Any decline in the amount payers are willing to pay for our products could create pricing pressure for us. If we are forced to lower the price we charge for our products, our gross margins will decrease, which will adversely affect our business, financial condition and results of operations. Also, insurance benefits vary substantially by health plan, meaning that some patients have high annual out-of-pocket medical costs, which may make it difficult for those patients to afford our products.

Third-party payers, whether foreign or domestic, or governmental or commercial, are developing increasingly sophisticated methods of controlling healthcare costs. In the United States reimbursement for our products exists among the majority of third-party payers. However, reimbursement trends and coverage for our products can differ significantly between third-party payers. In addition, payers, including Medicare, continually review existing technologies for continued coverage and can, without notice, deny or reverse coverage for existing products. We believe any reduction or elimination of coverage or reimbursement of our products by Medicare would likely cause many commercial third-party payers to implement similar reductions or elimination of their coverage or reimbursement of our products. If we are unable to expand coverage of our products by additional commercial payers, or if third-party payers that currently cover or reimburse for our products reverse or limit their coverage or reimbursement in the future, our business and results of operations could be adversely affected.

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

For our respiratory therapy products, we rely on DME providers for all aspects of sales, reimbursement, training and support. Our future success with respect to our respiratory therapy products depends largely on our ability to maintain and expand relationships with our current, and to enter into relationships with new, distributors of our airway clearance products. Our ability to continue to market, distribute, and sell our airway clearance products may be at risk if key or multiple of the DME providers choose to stop selling our products or if we are unable to enter into relationships with new distributors. Further, because we fully rely on DME providers related to sales of our AffloVest product, any disruption affecting those DMEs could adversely impact our results, such as the large DME provider that experienced slowed placements of AffloVest due to eligibility requirement changes that led to the decrease in our airway clearance product line revenue in 2023 and the first half of 2024.

We utilize third-party, single-source suppliers for some components and materials used in our products, and the loss of any of these suppliers could have an adverse impact on our business.

We rely on third-party manufacturers and suppliers to supply all components and materials used in our Flexitouch Plus, Entre Plus, Nimbl and AffloVest systems. Our ability to supply our products commercially depends, in part, on our ability to obtain components and materials in accordance with our specifications and with regulatory requirements and in sufficient quantities to meet demand for our products. Our ability to obtain components and materials may be affected by matters outside our control, including that our suppliers may cancel our arrangements on short notice, we may be relatively less important as a customer to certain suppliers and our suppliers may have disruptions to their operations.

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

In addition, we accept payments for many of our sales through credit and debit card transactions, which are handled through a third-party payment processor. As a result, we are subject to a number of risks related to credit and debit card payments, including that we pay interchange and other fees, which may increase over time and could require us to either increase the prices we charge for our products or experience an increase in our costs and expenses. In addition, as part of the payment processing process, we transmit our patients' credit and debit card information to our third-party payment processor. We may in the future become subject to lawsuits or other proceedings for purportedly fraudulent transactions arising out of the actual or alleged theft of our patients' credit or debit card information if the security of our third-party credit card payment processor is breached. We and our third-party credit card payment processor are also subject to payment card association operating rules, certification requirements and rules governing electronic funds transfers, which could change or be reinterpreted to make it difficult or impossible for us to comply. Failure to comply with these rules or requirements may result in fines and higher transaction fees, or we may lose the ability to accept credit and debit card payments from our patients, and there may be an adverse impact on our business.

Our long-term growth depends on awareness and adoption of our products.

A primary growth strategy is to establish our products as the standard of care for the treatment of chronic diseases. In order to achieve this growth strategy, we must:

●	increase clinician and consumer awareness of these diseases, which are often underserved;
●	introduce the clinical and economic benefits of our solutions to physicians, clinical lymphatic therapists and other clinicians across several specialties and in various clinical settings; and
●	demonstrate consistent coverage and reimbursement for our solutions by private payers, Medicare, the Veterans Administration and certain Medicaid programs.

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

Our lymphedema products accounted for 89% and 88% of our revenue for the years ended December 31, 2024 and 2023, respectively. We expect that sales of our lymphedema products will continue to account for a majority of our revenue going forward. Therefore, our ability to execute our growth strategy will depend not only upon increasing awareness of lymphedema, but also on the adoption of our products to treat this condition. Many physicians and clinicians may have experience with, and/or invested substantial resources in, developing expertise in traditional or alternative treatments for lymphedema, which may make them less willing to adopt our products. If our lymphedema products fail to achieve wide market acceptance for any reason, our business, financial condition and results of operations could be adversely affected.

Current or worsening economic conditions, including inflation, rising interest rates or a recession, could adversely affect our business and financial condition.

General global economic downturns and macroeconomic trends, including inflation, capital market volatility, interest rate fluctuations, and economic slowdown or recession, may result in unfavorable conditions that could negatively affect demand for our products and exacerbate some of the other risks that affect our business, financial condition and results of operations. Further, current or worsening economic conditions may adversely impact payment terms or rates, and the amount spent on healthcare generally, which could result in decreased demand for our products.

Our business, financial condition and results of operations may be negatively impacted by health epidemics or other outbreaks.

Health epidemics and other disease outbreaks have had, and in the future could have, a material adverse effect on our business, financial condition and results of operations. In particular, such epidemics or outbreaks could result in a decline in the number of patients that healthcare facilities and clinics are able to treat, as well as staffing challenges. The extent to which health epidemics and disease outbreaks could impact our business, financial condition and results of operations depends on future developments, which are highly uncertain and cannot be predicted, including, but not limited to, the duration, spread, severity, and impact the effects on our clinician customers and their patients, our suppliers and our payers, and the remedial actions, any vaccine mandates and stimulus measures adopted by governmental authorities.

Physicians and payers may require additional clinical studies prior to prescribing our products or prior to providing or maintaining coverage and reimbursement for our products. Any subsequent clinical studies that are conducted and published may not be positive or consistent with our existing data, which could adversely affect the rate of adoption of our products.

Our success depends in large part on the medical and third-party payer community's acceptance of our products as being useful in treating patients with lymphedema, chronic venous insufficiency or chronic respiratory conditions. While the results of our studies collectively indicate a favorable safety and efficacy profile, the study designs and results may not be viewed as compelling to physicians and insurers. In particular, payers and physicians may see limitations in the design and results of the studies for a number of reasons, including because certain studies were not specifically based on our products, involved a limited number of total subjects or subjects outside the control group and made "quality of life" conclusions based upon criteria contained in patient questionnaires that required subjective conclusions. Certain physicians and insurers may also prefer to see longer-term efficacy data than we have produced or are able to produce. If physicians or insurers do not find our data compelling or wish to wait for additional or independently-performed studies, they may choose not to prescribe or to provide coverage and reimbursement for our products.

We cannot assure you that any data that we or others generate will be consistent with that observed in the existing studies or that results will be maintained beyond the time points studied. We also cannot assure you that any data that may be collected will be compelling to the medical community because the data may not be scientifically meaningful or may not demonstrate that our products are attractive alternatives to traditional or other treatments. If subsequent studies are not positive or consistent with our existing data, adoption of our products may suffer and, accordingly, our business could be adversely impacted.

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

Our competitors may develop and patent processes or products earlier than us, obtain regulatory clearance or approvals for competing devices more rapidly than us or develop more effective or less expensive products or technologies that render our technology or products obsolete or less competitive. Current or future competitors could develop alternative technologies, including pharmaceuticals or surgeries, that treat the conditions that our products treat, which could impact our sales in the future. We also face fierce competition in recruiting and retaining qualified sales, scientific, reimbursement and management personnel, particularly those with direct-to-patient and -provider experience. If our competitors are more successful than us in these matters, our business may be harmed.

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

As a healthcare provider participating in governmental healthcare programs, we are subject to complex laws and regulations directed at preventing fraud and abuse, which subject our sales, marketing, billing, documentation and other practices to government scrutiny. To ensure compliance with Medicare, Medicaid and other regulations, government agencies or their contractors often conduct routine audits and request customer records and other documents to support claims submitted for payment of services rendered. Medicare has engaged a variety of contractors to audit claims submitted to the government, including Medicare Administrative Contractors, Recovery Audit Contractors, Supplemental Medical Review Contractors and Unified Program Integrity Contractors. Recovery Audit Contractors are compensated based on a percentage of overpayments they find or collect. Unified Program Integrity Contractors focus on potential fraud and frequently make referrals to the Office of Inspector General or the Department of Justice to pursue criminal or civil action against providers. The increased number of Medicare contractors, with their focus on recovering overpayments and identifying fraud, creates increased risk to providers like us that submit claims to federal government programs. The Office of Inspector General and the Department of Justice also initiate their own investigations into possible violations of applicable laws and regulations.

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

Our products are medical devices subject to extensive regulation in the United States. The FDA and other U.S. and foreign governmental agencies regulate, among other things, with respect to medical devices:

●	design, development and manufacturing;
●	establishment registration and product listing;
●	testing, labeling, content and language of instructions for use, storage and servicing;
●	clinical trials;
●	product safety;

●	marketing, sales and distribution;
●	unique device identifiers;
●	premarket clearance and approval;
●	record keeping procedures;
●	advertising and promotion;
●	recalls and field safety corrective actions;
●	post-market surveillance, including reporting of deaths or serious injuries and malfunctions that, if they were to recur, could lead to death or serious injury;
●	post-market approval studies; and
●	product and component import and export.

Unless an exemption applies, each medical device we seek to distribute commercially in the United States requires marketing authorization from the FDA prior to distribution. The two primary types of FDA marketing authorizations applicable to a medical device are premarket notification, also called a 510(k) clearance, and premarket approval. The type of marketing authorization is generally linked to the classification of the device. When a 510(k) clearance is required, we must submit a premarket notification to the FDA demonstrating that our proposed device is "substantially equivalent" to a legally marketed device previously found substantially equivalent through a 510(k) premarket notification, a legally marketed device which has been reclassified from high to low or moderate risk or a legally marketed device in commercial distribution before May 28, 1976 for which the FDA does not require the submission of a premarket approval application. Such a device is commonly known as a ‘‘predicate device.’’ In 2019, the FDA released a final guidance for industry regarding an optional Safety and Performance Based Pathway for 510(k) clearance, which allows a submitter to demonstrate that an eligible new device of a well-understood type meets FDA-identified performance criteria to demonstrate that the device is as safe and effective as a legally marketed device. The FDA may require further information, including clinical data, to make a determination regarding substantial equivalence. A medical device may be found not to be equivalent if it has different intended uses from the predicate device or possesses different technological characteristics from the predicate device which raise new questions of safety and effectiveness. A premarket approval application must be submitted to the FDA if the device cannot be cleared through the 510(k) process. The premarket approval application process is much more demanding and in-depth than the 510(k) premarket notification process and requires the payment of more significant user fees. A premarket approval application must be supported by valid scientific evidence, which typically requires extensive data to demonstrate the reasonable assurance of safety and effectiveness of the device. The approval process involves FDA review of information, including but not limited to, technical, pre-clinical (bench and/or animal), clinical trials, manufacturing and labeling. The FDA clearance and approval processes frequently take longer than anticipated due to increasing FDA demands for clarification of data or new data requirements.

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

Both the 510(k) and premarket approval processes can be expensive and lengthy and require the payment of significant fees. The FDA's 510(k) clearance process usually takes from approximately three to 12 months, but may take longer. The process of obtaining a premarket approval is much more costly and uncertain than the 510(k) clearance process and generally takes from approximately one to five years, or longer, from the time the application is submitted to the FDA until an approval is obtained. The process of obtaining regulatory clearances or approvals to market a medical device can be costly and time consuming, and we may not be able to obtain these clearances or approvals on a timely basis, if at all.

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

Any delay in, or failure to receive or maintain, clearances or approvals for our products could prevent us from generating revenue from these products or achieving profitability. Additionally, the FDA and other governmental authorities have broad enforcement powers. Our failure to comply with applicable regulatory requirements could lead governmental authorities or a court to take action against us, including, but not limited to:

●	issuing untitled (notice of violation) letters or public warning letters to us;
●	imposing fines and penalties on us;
●	obtaining an injunction or administrative detention preventing us from manufacturing or selling our products;
●	seizing products to prevent sale or transport or export;
●	bringing civil or criminal charges against us;

●	recalling our products or mandating a product correction;
●	detaining our products or their components at U.S. Customs;
●	delaying the introduction of our products into the market;
●	delaying pending requests for clearance or approval of new uses or modifications to our existing products; and
●	withdrawing or denying approvals or clearances for our products.

If we fail to obtain and maintain regulatory clearances or approvals our ability to sell our products and generate revenue will be materially harmed.

In addition, the FDA may change its clearance and approval policies, adopt additional regulations or revise existing regulations, or take other actions which may prevent or delay approval or clearance of our products under development or impact our ability to modify our currently approved or cleared products on a timely basis. For example, in response to industry and healthcare provider concerns regarding the predictability, consistency and rigor of the 510(k) regulatory pathway, the FDA published a draft guidance on the 510(k) regulatory pathway in 2014, finalized in 2019, and again in 2023 through draft guidance, which altered and clarified the manner in which the 510(k) regulatory pathway is administered and interpreted. The FDA intends these reform actions to improve the efficiency and transparency of the clearance process, as well as bolster patient safety. Any new guidance could impose additional regulatory requirements upon us which could delay our ability to obtain new 510(k) clearances, increase the costs of compliance or restrict our ability to maintain our current clearances. In addition, as part of the Food and Drug Administration Safety and Innovation Act, Congress reauthorized the Medical Device User Fee Amendments with various FDA performance goal commitments and enacted several "Medical Device Regulatory Improvements" and miscellaneous reforms which are further intended to clarify and improve medical device regulation both pre- and post-market.

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

Our Flexitouch Plus system is eligible for reimbursement by the Department of Veterans Affairs and included on the Federal Supply Schedule pricing program, established by Section 603 of the Veterans Health Care Act of 1992. To be eligible for this program, we must comply with additional laws and requirements applicable to our operations and manufacturing processes. Our Entre Plus and Nimbl systems are available for purchase by the Department of Veterans Affairs off contract. If we were to lose eligibility for reimbursement by the Department of Veterans Affairs, our business, financial condition and results of operations could be adversely affected.

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

Federal false claims laws prohibit, in part, any person from knowingly presenting or causing to be presented a false claim for payment to the federal government, or knowingly making or causing to be made a false statement to obtain payment. The majority of states also have statutes or regulations similar to the Federal Anti-Kickback Statute and Federal False Claims Act that apply to items or services reimbursed under Medicaid and other state programs, or, in several states, apply regardless of payer. These false claims statutes allow any person to bring suit in the name of the government alleging false and fraudulent claims presented to or paid by the government (or other violations of the statutes) and to share in any amounts paid by the entity to the government in fines or settlement. Such suits, known as qui tam actions, have increased significantly in the healthcare industry in recent years. We are aware of two qui tam complaints against us, which allege violations related to the Federal Anti-Kickback Statute and the Federal False Claims Act.  See Item 3., “Legal Proceedings,” for additional information regarding these actions.

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

In addition, there are many federal and state regulations covering payments made to physicians. The ACA imposed reporting and disclosure requirements on device and drug manufacturers for any "transfer of value" made or distributed to teaching hospitals and other qualified healthcare providers. Device and drug manufacturers are also required to report and disclose any investment interests held by physicians and their immediate family members during the preceding calendar year. Failure to submit required information may result in significant civil monetary penalties for all payments, transfers of value or ownership or investment interests not reported in an annual submission. Manufacturers are required to collect data and are required to submit their data reports to CMS for each calendar year by the 90th day of the subsequent calendar year.

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

Furthermore, the FDA's ongoing review of the 510(k) program may make it more difficult for us to make modifications to our previously cleared products, either by imposing more strict requirements as to when a manufacturer must submit a new 510(k) for a modification to a previously cleared product, or by applying more onerous review criteria to such submissions. If the FDA requires us to cease marketing a modified device until we obtain a new 510(k) clearance or premarket approval, our business, financial condition, operating results and future growth prospects could be materially adversely affected. Further, in this situation, our products could be subject to recall. Any recall or FDA requirement that we seek additional approvals or clearances could result in significant delays, fines, increased costs associated with modification of a product, loss of revenue and potential operating restrictions imposed by the FDA.

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

We and many of our component manufacturers are required to comply with the FDA's Quality System Regulation, or QSR, which covers the procedures and documentation of the design, testing, production, control, quality assurance, labeling, packaging, sterilization, storage and shipping of our devices. The FDA audits compliance with the QSR through periodic announced and unannounced inspections of manufacturing sites and other applicable facilities. We and our component manufacturers have been, and anticipate in the future being, subject to such inspections. We cannot provide assurance that any future inspection will not result in adverse findings with respect to our QSR compliance. If our manufacturing facilities or those of any of our component manufacturers or suppliers are found to be in violation of applicable laws and regulations, or we or our manufacturers or suppliers fail to take satisfactory corrective action in response to an adverse inspection, the FDA could take enforcement action, including one or more of the following non-exclusive sanctions:

●	untitled letters, warning letters, fines, injunctions, consent decrees and civil penalties;

●	customer notifications or repair, replacement, refunds, recall, detention or seizure of our products;
●	operating restrictions or partial suspension or total shutdown of production;
●	refusing or delaying our requests for 510(k) clearance or premarket approval of new products or modified products;
●	withdrawing 510(k) clearances or premarket approvals that have already been granted;
●	refusal to grant import of our products or components;
●	refusal to grant export approval for our products; or
●	criminal prosecution.

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

Other state laws contain additional disclosure obligations for businesses that collect personal information about residents and afford those individuals additional rights relating to their personal information that may affect our ability to use personal information or share it with our business partners. For example, California has laws that give California residents certain privacy rights in the collection and disclosure of their personal information and requires businesses to make certain disclosures and take certain other acts in furtherance of those rights, and has created a new agency, the California Privacy Protection Agency, authorized to implement and enforce California’s privacy laws, which could result in increased privacy and information security regulatory actions. Other U.S. states have passed, or are considering passing, consumer privacy laws. We will continue to monitor and assess the impact of these state laws, which may impose substantial penalties for violations, impose significant costs for investigations and compliance, allow private class-action litigation and carry significant potential liability for our business.

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

We believe our cash and cash flows from operations will be sufficient to meet our working capital, capital expenditure and debt repayment and related interest payment requirements for at least the next twelve months. However, we have based these estimates on assumptions that may prove to be incorrect, and we could spend our available financial resources much faster than we currently expect. Any future funding requirements will depend on many factors, including:

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

Filing, prosecuting and defending patents on products in all countries throughout the world would be prohibitively expensive, and our intellectual property rights in some countries outside the United States may be less extensive than those in the United States. In addition, the laws of some foreign countries do not protect intellectual property rights to the same extent as federal and state laws in the United States. For example, many foreign countries have compulsory licensing laws, under which a patent owner must grant licenses to third parties. Consequently, we may not be able to prevent third parties from practicing our inventions in all countries outside the United States, or from selling or importing products made using our inventions in and into the United States or other jurisdictions. Competitors may use our technologies in jurisdictions where we have not obtained patent protection to develop their own products, and further, competitors may export otherwise infringing products to territories where we have patent protection, but enforcement rights are not as strong as those in the United States. These products may compete with our products in jurisdictions where we do not have any issued patents, and our patent claims or other intellectual property rights may not be effective or sufficient to prevent them from so competing.

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

Third parties may assert that we are employing their proprietary technology without authorization. There may be third-party patents or patent applications with claims to products, materials, formulations, methods of manufacture or methods for treatment related to the use or manufacture of our products, that we failed to identify. For example, certain applications filed in the United States that will not be filed outside the United States may remain confidential until issued as patents. Except for the preceding exceptions, patent applications in the United States and elsewhere are generally published only after a waiting period of approximately 18 months after the earliest filing. Therefore, patent applications covering our technology or our products could have been filed by others without our knowledge. Additionally, pending patent applications that have been published can, subject to certain limitations, be later amended in a manner that could cover our technologies, our products or the use or manufacture of our products. We may also face a claim of misappropriation, if a third party believes that we inappropriately obtained and used trade secrets of such third parties. If we are found to have misappropriated a third party's trade secrets, we may be prevented from further using such trade secrets, limiting our ability to develop our products, and we may be required to pay damages.

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

As is the case with other medical device companies, our success may be dependent on intellectual property, particularly on obtaining and enforcing patents. Obtaining and enforcing patents in the medical device industry involves both technological and legal complexity, and therefore is costly, time-consuming and inherently uncertain. In addition, the United States has enacted patent reform legislation and generally has patent related legislation in process. Further, several judicial rulings have either narrowed the scope of patent protection available in certain circumstances or weakened the rights of patent owners in certain situations. In addition to increasing uncertainty with regard to our ability to obtain patents in the future, this combination of events has created uncertainty with respect to the value of patents, once obtained.

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

We have become aware from time to time that third parties may be infringing on our patents or other intellectual property rights. Because of the expense and uncertainty of litigation, we may conclude that even if a third party is infringing on our patents or other intellectual property rights, the risk-adjusted cost of bringing and enforcing such a claim or action will determine our enforcement posture.

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

The Company’s Director of Information Security reports to our Chief Information Officer. Our Director of Information Security is responsible for our cybersecurity program, develops and publishes security policies and procedures, and reports to the Audit Committee on the effectiveness of our security program. Our Director of Information Security has 25 years of technology leadership experience, including 19 years directly overseeing cybersecurity programs in the healthcare device manufacturing industry, and holds the Certified Information Systems Security Professional (CISSP) certification. Our Director of Information Security is responsible for the Company’s Information Security Awareness Program, which includes security training for new hires and ongoing education for all staff, including annual refresher training and periodic bulletins regarding security risks. Security awareness email testing is performed on a monthly basis, with employee performance reported to management for inclusion in performance evaluations. Our Director of Information Security also performs risk assessments of third-party partners, including reviews of SOC 2 reports.

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

Holders

As of February 14, 2025, there were approximately 23 holders of record of our common stock. The actual number of holders of common stock is greater than this number of record holders and includes stockholders who are beneficial owners but whose shares are held in street name by brokers and nominees. The number of holders of record also does not include stockholders whose shares may be held in trust by other entities.

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

Recent Sales of Unregistered Securities

None.

Issuer Purchases of Equity Securities

			Total Number	Approximate
			of Shares	Dollar Value of
			Purchased as	Shares that
			Part of Publicly	May Yet Be
	Total Number	Average	Announced	Purchased
	of Shares	Price Paid	Plans or	Under the Plans or
Period	Purchased	Per Share(1)	Programs	Programs(2)
October 2024	—	$—	—	$—
November 2024	—	—	—	—
December 2024	195,518	17.94	195,518	26,491,776
Total	195,518	$17.94	195,518	$26,491,776

(1)  Amount includes commissions paid.

(2) On November 4, 2024, we announced that our board of directors authorized a program to repurchase shares of our common stock in an aggregate amount not to exceed $30.0 million. The share repurchase program became effective on October 30, 2024 and expires on October 31, 2026.

Equity Compensation Plan Information

The information required by this Item concerning equity compensation plans is incorporated herein by reference from Part III, Item 12 of this report.

Stock Performance Graph

The graph below compares the cumulative total stockholder return on our common stock with the cumulative total stockholder returns on the Nasdaq Composite Index, Russell 2000 Index and S&P Healthcare Equipment Select Industry Index for the periods indicated. The graph assumes that $100 was invested on December 31, 2019, in our common stock and each of the indices and that all dividends, if any, were reinvested. No cash dividends have been declared on our common stock. Stockholder returns over the indicated periods should not be considered indicative of future stockholder returns.

Index	12/31/2019	12/31/2020	12/31/2021	12/31/2022	12/31/2023	12/31/2024
Tactile Systems Technology, Inc.	$100	$67	$28	$17	$21	$25
Nasdaq Composite Index	100	144	174	117	167	215
Russell 2000 Index	100	118	135	106	121	134
S&P Healthcare Equipment Select Industry Index	100	133	137	105	99	104

Item 6.  [Reserved.]

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and the accompanying notes thereto included elsewhere in this report.

This Management’s Discussion and Analysis of Financial Condition and Results of Operations focuses on discussion of year-over-year comparisons between 2024 and 2023. Discussion of 2022 results and year-over-year comparisons between 2023 and 2022 that are not included in this Annual Report on Form 10-K can be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2023, filed with the SEC on February 20, 2024.

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

Our current lymphedema products are the Flexitouch Plus, Entre Plus and Nimbl systems and our airway clearance product is the AffloVest. A predecessor to our Flexitouch system received 510(k) clearance from the U.S. Food and Drug Administration (the “FDA”) in July 2002, and we introduced the system to address the many limitations of self-administered home-based manual lymphatic drainage therapy. We began selling our more advanced Flexitouch system after receiving 510(k) clearance from the FDA in October 2006. In September 2016, we received 510(k) clearance from the FDA for the Flexitouch system in treating lymphedema of the head and neck. In June 2017, we announced that we received 510(k) clearance from the FDA for the Flexitouch Plus, the third-generation version of our Flexitouch system. In December 2020, we received 510(k) clearance for two new indications for our Flexitouch Plus system: phlebolymphedema and lipedema. We introduced our Entre system in the United States in February 2013 and our Entre Plus system in March 2023. The Entre Plus system is sold or rented to patients who need a simple pump or who do not yet qualify for insurance reimbursement for an advanced compression device such as our Flexitouch Plus system. Nimbl, our next-generation pneumatic compression platform, received 510(k) clearance in June 2024 and, beginning in October 2024, is commercially available throughout the United States for the treatment of upper extremity lymphedema with planned expansion to lower extremity in 2025. Sales and rentals of our lymphedema products represented 89% and 88% of our revenue in the years ended December 31, 2024 and 2023, respectively.

On September 8, 2021, we acquired the assets of the AffloVest airway clearance product line. AffloVest is a portable, wearable vest that provides airway clearance to treat patients with chronic respiratory conditions such as bronchiectasis or conditions resulting from neuromuscular disorders. For the years ended December 31, 2024 and 2023, sales of AffloVest represented 11% and 12% of our revenue, respectively.

To support the growth of our business, we continue to invest in our commercial infrastructure, consisting of our direct sales force, DME sales team, patient education team, reimbursement capabilities and clinical expertise. We market our lymphedema products in the United States using a direct-to-patient and -provider model. The AffloVest device is sold through respiratory durable medical equipment providers throughout the United States that service patients and bill third-party payers for the product. We also employ a small group of respiratory specialists, who educate DME representatives, provide product demonstrations for targeted clinicians and support technical questions related to the AffloVest. As of December 31, 2024, we employed 169 account managers and 111 specialists for our lymphedema products and a team of 18 specialists supporting our airway clearance products. This compares to 150 account managers and 104 specialists for our lymphedema products and a team of 16 specialists supporting our airway clearance products as of December 31, 2023.

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

We rely on third-party contract manufacturers for the sourcing of parts, the assembly of our controllers and the manufacturing of the garments used with our systems. We conduct final assembly of the garments used with our products, perform quality assurance and ship our products from our facility in Minnesota. We manufacture and ship the AffloVest device from our Minnesota-based facility.

In July 2022, we launched Kylee™, a free mobile application that allows for patients to manage their conditions by tracking treatments and symptoms, as well as having direct access to educational resources.

For the year ended December 31, 2024, we generated revenue of $293.0 million and had net income of $17.0 million, compared to revenue of $274.4 million and net income of $28.5 million for the year ended December 31, 2023, and revenue of $246.8 million and a net loss of $17.9 million for the year ended December 31, 2022. Our primary sources of capital since our initial public offering in 2016 have been from operating income, bank financing and our public offering in February 2023.

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

Components of our Results of Operations

Revenue

We derive revenue from sales and rentals of our Flexitouch Plus, Entre Plus and Nimbl systems to patients in the United States. Revenue growth has been driven by increased clinician, patient and payer awareness of lymphedema and the clinical efficacy of our Flexitouch Plus system, and the launch of our Entre Plus system in March 2023. We have expanded our direct sales force, which helps us drive and support our revenue growth and intend to continue this expansion. However, any reversal in these recent trends could have a negative impact on our future revenue.

We sell or rent our Flexitouch Plus, Entre Plus and Nimbl systems either directly to patients or to the Veterans Administration on behalf of patients, who are referred to us by physicians, clinical lymphatic therapists or nurses. We bill payers, such as private insurers, Medicare, or Medicaid, on behalf of our patients and bill patients directly for their cost-sharing amounts, including any portion of an unsatisfied deductible and any copayments or co-insurance. We bill the Veterans Administration directly for the purchase or lease of our product on behalf of the patient. Approximately 11% of our revenue in 2024 and 10% of our revenue in 2023 came from the Veterans Administration. Approximately 18% of our revenue in 2024 and 24% of our revenue in 2023 came from Medicare patients. Changes to the level of Medicare coverage for our products could reduce the number of Medicare patients who have access to our products. Our products currently are not subject to the competitive bidding process for supplying covered items to Medicare recipients.

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

Revenue Recognition

We derive lymphedema product revenue from the sales and rentals of our proprietary line of Flexitouch Plus, Entre Plus and Nimbl systems. We recognize revenue when control of the product has been transferred to our customer, in the amount of the expected consideration to be received for the product. Expected consideration is estimated as follows:

●	Flexitouch Plus, Entre Plus and Nimbl systems. Expected consideration to be received is estimated based on a detailed review of historical pricing adjustments and collections. Specifically, payment history of the applicable payer, as well as historical patient collections, serve as primary sources of information in estimating expected consideration.

We update our assessment of collectability on a quarterly basis, with any adjustments for Flexitouch Plus, Entre Plus and Nimbl systems being reflected as sales and rental revenue in the Consolidated Statements of Operations in the period of adjustment.

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

Results of Operations

Comparison of the Years Ended December 31, 2024 and 2023

The following table presents our results of operations for the periods indicated:

	Year Ended
	December 31,				Change
(In thousands)	2024		2023		$	%
Condensed Consolidated Statement		% of		% of
of Operations Data:		revenue		revenue
Revenue
Sales revenue	$256,012	87%	$239,493	87%	$16,519	7%
Rental revenue	36,972	13%	34,930	13%	2,042	6%
Total revenue	292,984	100%	274,423	100%	18,561	7%
Cost of revenue
Cost of sales revenue	64,815	22%	66,713	24%	(1,898)	(3)%
Cost of rental revenue	11,481	4%	12,577	5%	(1,096)	(9)%
Total cost of revenue	76,296	26%	79,290	29%	(2,994)	(4)%
Gross profit
Gross profit - sales revenue	191,197	65%	172,780	63%	18,417	11%
Gross profit - rental revenue	25,491	9%	22,353	8%	3,138	14%
Gross profit	216,688	74%	195,133	71%	21,555	11%
Operating expenses
Sales and marketing	112,009	38%	107,119	39%	4,890	5%
Research and development	8,832	3%	7,823	3%	1,009	13%
Reimbursement, general and administrative	71,135	24%	62,074	22%	9,061	15%
Intangible asset amortization and earn-out	2,531	1%	76	—%	2,455	N.M. %
Total operating expenses	194,507	66%	177,092	64%	17,415	10%
Income from operations	22,181	8%	18,041	7%	4,140	(23)%
Interest income	3,384	1%	1,874	1%	1,510	81%
Interest expense	(2,085)	(1)%	(4,147)	(2)%	2,062	50%
Other income	9	—%	2	—%	7	N.M. %
Income before income taxes	23,489	8%	15,770	6%	7,719	(49)%
Income tax expense (benefit)	6,529	2%	(12,745)	(5)%	19,274	(151)%
Net income	$16,960	6%	$28,515	11%	$(11,555)	41%

“N.M.” Not Meaningful

Revenue

Revenue increased $18.6 million, or 7%, to $293.0 million in the year ended December 31, 2024, compared to $274.4 million in the year ended December 31, 2023. The increase in revenue was attributable to an increase of $17.6 million, or 7%, in sales and rentals of the lymphedema product line and an increase of $0.9 million, or 3%, in sales of the airway clearance product line in the year ended December 31, 2024, compared to the year ended December 31, 2023.

The increase in the lymphedema product line revenue in the year ended December 31, 2024, was attributable to the growth of our field sales team and ongoing technology and workflow initiatives. The increase in the airway clearance product line revenue was primarily attributable to the onboarding of a new DME partner in 2024.

Revenue from the Veterans Administration represented 11% and 10% of total revenue for the years ended December 31, 2024 and 2023, respectively. Revenue from Medicare represented 18% and 24% of total revenue for the years ended December 31, 2024 and 2023, respectively.

The following table summarizes our revenue by product line for the years ended December 31, 2024 and 2023, both in dollars and percentage of total revenue:

	Year Ended
	December 31,		Change
(In thousands)	2024	2023	$	%
Revenue
Lymphedema products	$259,361	$241,721	$17,640	7%
Airway clearance products	33,623	32,702	921	3%
Total	$292,984	$274,423	$18,561	7%

Percentage of total revenues
Lymphedema products	89%	88%
Airway clearance products	11%	12%
Total	100%	100%

Cost of Revenue and Gross Margin

Cost of revenue decreased $3.0 million, or 4%, to $76.3 million during the year ended December 31, 2024, compared to $79.3 million during the year ended December 31, 2023. The decrease in cost of revenue was primarily attributable to lower manufacturing and warranty costs.

Gross margin was 74% and 71% in the years ended December 31, 2024 and 2023, respectively.

Sales and Marketing Expenses

Sales and marketing expenses increased $4.9 million, or 5%, to $112.0 million during the year ended December 31, 2024, compared to $107.1 million during the year ended December 31, 2023. The increase was primarily attributable to a:

●	$2.5 million increase in personnel-related compensation expense;
●	$1.6 million increase in travel and entertainment expenses;
●	$0.6 million increase in expenses related to meetings and tradeshows; and
●	$0.4 million increase in general office and printing expenses.

These increases were partially offset by a $0.2 million decrease in educational grants.

Research and Development Expenses

Research and development (“R&D”) expenses increased $1.0 million, or 13%, to $8.8 million during the year ended December 31, 2024, compared to $7.8 million during the year ended December 31, 2023, which was primarily attributable to a $0.6 million increase in professional fees and a $0.5 million increase in personnel-related expenses. These increases were partially offset by a $0.1 million decrease in clinical studies.

Reimbursement, General and Administrative Expenses

Reimbursement, general and administrative expenses increased $9.1 million, or 15%, to $71.1 million during the year ended December 31, 2024, compared to $62.1 million during the year ended December 31, 2023. The increase was primarily attributable to a:

●	$5.0 million increase in personnel-related compensation expense as a result of increased headcount in our reimbursement operations, payer relations and corporate functions;
●	$2.8 million increase in IT related expenses; and
●	$1.3 million increase occupancy costs, depreciation expense and professional fees.

Intangible Asset Amortization and Earn-out

Intangible asset amortization and earn-out expense increased $2.4 million to $2.5 million during the year ended December 31, 2024, compared to $0.1 million during the year ended December 31, 2023. The increase was related to there being no earn-out expense in the twelve months ended December 31, 2024, as final payment under the AffloVest acquisition earn-out arrangement was made on November 28, 2023, and therefore there was no change in fair value of an earn-out expense recorded in the twelve months ended December 31, 2024, compared to a decrease in the fair value of the earn-out expense of $2.5 million for the twelve months ended December 31, 2023, due to the lower than expected airway clearance product revenue.

Interest Income and Interest Expense

Interest income increased $1.5 million, or 81%, to $3.4 million during the year ended December 31, 2024, compared to $1.9 million during the year ended December 31, 2023, primarily due to a higher cash balance and the movement of cash into a higher yielding Institutional Insured Liquid Deposit demand account in August 2023. Interest expense decreased $2.1 million, or 50%, to $2.1 million during the year ended December 31, 2024, compared to $4.1 million during the year ended December 31, 2023, primarily due to the decrease in the outstanding balance of our term loan.

Income Tax Expense

We recorded an income tax expense of $6.5 million and an income tax benefit of $12.7 million for the years ended December 31, 2024 and 2023, respectively. The primary driver of the change was the fact that we did not have a release of a valuation allowance on our deferred tax assets for 2024, while in 2023 there was a release of a valuation allowance to recognize the full value of our deferred tax assets because there was sufficient positive evidence to conclude that it was more likely than not that additional deferred taxes were realizable.

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

Liquidity and Capital Resources

Overview

As of December 31, 2024, we had cash of $94.4 million and net accounts receivable of $44.9 million compared to cash of $61.0 million and net accounts receivable of $54.1 million as of December 31, 2023. Our primary sources of capital since our initial public offering in 2016 have been from operating income, bank financing and our public offering in February 2023.

Cash Flows

The following table summarizes our cash flows for the periods indicated:

	Year Ended
	December 31,
(In thousands)	2024	2023
Net cash provided by (used in):
Operating activities	$40,655	$35,855
Investing activities	(2,497)	(2,481)
Financing activities	(4,824)	5,730
Net increase in cash	$33,334	$39,104

Net Cash Provided by Operating Activities

Net cash provided by operating activities during the year ended December 31, 2024, was $40.7 million, resulting from net income of $17.0 million, non-cash net income adjustments of $16.0 million and a change in operating assets and liabilities of $7.7 million. The positive non-cash net income adjustments consisted primarily of $7.8 million of stock-based compensation expense, $6.8 million of depreciation and amortization expense, $1.1 million of deferred income taxes and $0.3 million of loss on disposal of property and equipment and intangibles. Cash provided relating to the change in operating assets and liabilities primarily consisted of a decrease in accounts receivable of $9.2 million, a decrease in inventories of $3.9 million and an increase in accrued payroll and related taxes of $1.1 million, partially offset by an increase in prepaid expenses and other assets of $3.9 million, a decrease in income taxes payable of $1.4 million and a decrease in accounts payable of $1.1 million.

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

Net Cash Used in Investing Activities

Net cash used in investing activities during the year ended December 31, 2024, was $2.5 million, primarily consisting of $2.4 million in purchases of property and equipment primarily related to tenant improvements, production tooling and office equipment and $0.1 million related to the acquisition of patents and other intangible assets.

Net cash used in investing activities during the year ended December 31, 2023, was $2.5 million, primarily consisting of $2.3 million in purchases of property and equipment primarily related to production tooling and office equipment and $0.2 million related to the acquisition of patents and other intangible assets.

Net Cash (Used in) Provided by Financing Activities

Net cash used in financing activities during the year ended December 31, 2024, was $4.8 million, primarily consisting of payments of $3.5 million for the repurchase of our common stock and payments of $3.0 million on our term loan, partially offset by $1.7 million in proceeds from the issuance of common stock under our Employee Stock Purchase Plan (the “ESPP”).

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

As of December 31, 2024, we had outstanding borrowings of $26.3 million under the Credit Agreement, comprised entirely of the term loan. The principal of the term loan is required to be repaid in quarterly installments of $750,000.

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

During the three months ended December 31, 2024, we repurchased 195,518 shares for approximately $3.5 million. We used cash on hand to fund these repurchases. As of December 31, 2024, approximately $26.5 million remained authorized under the stock repurchase program.

Future Cash Requirements

Our material estimated future cash requirements under our contractual obligations and commercial commitments as of December 31, 2024, in total and disaggregated into current (payable in 2025) and long-term (payable after 2025) obligations, are summarized as follows:

	Payments Due By Period
		Less Than			More Than
(In thousands)	Total	1 Year	1-3 Years	3-5 Years	5 Years
Purchase commitments (1)	$22,752	$22,752	$—	$—	$—
Operating lease obligations (2)	21,131	3,736	7,119	6,584	3,692
Note payable payments (3)	26,250	3,000	23,250	—	—
Interest payments (4)	2,477	1,622	855	—	—
Total	$72,610	$31,110	$31,224	$6,584	$3,692
(1)	We issued purchase orders in 2024 totaling $22.8 million for goods that we expect to receive and pay for in 2025.
(2)	We currently lease approximately 150,000 square feet of office space for our corporate headquarters in Minneapolis, Minnesota, under a lease that expires in February 2031 and approximately 63,000 square feet of office, assembly and warehouse space at another facility in Minneapolis, Minnesota, under a lease that expires in March 2027. Furthermore, we lease office equipment from time-to-time based on our needs and these commitments are classified as operating leases.
(3)	Reflects principal payment obligations under our term loan. Refer to Note 11 ‘‘Credit Agreement’’ to our consolidated financial statements included in this report for additional information regarding the maturities of debt principal.
(4)	Interest payment amounts on long-term debt are calculated using outstanding balances and interest rates in effect on December 31, 2024.

Adequacy of Resources

Our future cash requirements may vary significantly from those now planned and will depend on many factors, including:

●	the impact of inflation, rising interest rates or a recession on our business;
●	sales and marketing resources needed to further penetrate our market;
●	expansion of our operations;
●	IT investments to scale our business;
●	response of competitors to our solutions and applications;
●	costs associated with clinical research activities;
●	increases in interest rates;
●	labor shortages and wage inflation;
●	component price inflation;
●	costs to develop and implement new products; and
●	use of capital for acquisitions or licenses, if any.

Historically, we have experienced increases in our expenditures consistent with the growth in our revenue, operations and personnel, and we anticipate that our expenditures will continue to increase as we expand our business.

We believe our cash and cash flows from operations will be sufficient to meet our working capital, capital expenditure, debt repayment and related interest, and other cash requirements for at least the next twelve months.

Inflation and changing prices did not have a material effect on our business during the year ended December 31, 2024, and we do not expect that inflation or changing prices will materially affect our business for at least the next twelve months.

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

Credit Risk

As of December 31, 2024 and 2023, our cash was maintained with one financial institution in the United States. We perform periodic evaluations of the relative credit standing of this financial institution and believe it has sufficient assets and liquidity to conduct its operations in the ordinary course of business with little or no credit risk to us. We have not experienced any losses on our cash to date.

Our accounts receivable primarily relate to revenue from the sale of our products to patients in the United States. As of December 31, 2024 and 2023, our accounts receivable were $44.9 million and $54.1 million, respectively. We had accounts receivable from two insurers representing approximately 23% and 12% of accounts receivable as of December 31, 2024. We had accounts receivable from two insurers representing approximately 36% and 15% of accounts receivable as of December 31, 2023. The credit risks associated with customers, which for these purposes are insurers, considers aggregation for entities that are known to be under common control.

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

Item 8. Financial Statements and Supplementary Data.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

Tactile Systems Technology, Inc.

Opinion on the financial statements

We have audited the accompanying consolidated balance sheets of Tactile Systems Technology, Inc. (a Delaware corporation) and subsidiary (the “Company”) as of December 31, 2024 and 2023, the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2024, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of December 31, 2024, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), and our report dated February 18, 2025 expressed an unqualified opinion.

Basis for opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Transaction Price Adjustments – Uncollected Lymphedema Product Sales with Commercial Payers and Medicare

As described further in Note 3 Summary of Significant Accounting Policies – Revenue Recognition to the consolidated financial statements, revenue is recognized upon transfer of control of the product to the patient based on a transaction price determined to be the amount of expected consideration to be received for the product. In most cases, there is a contracted third-party payer, such as a commercial insurer or Medicare, involved with the transaction. The transaction price is impacted by multiple factors including the terms and conditions contracted by third-party payers. Thus, payments from third-party payers typically are less than the Company’s standard charge and represent an implicit price concession, resulting in variable consideration. The transaction price for commercial payers and Medicare is determined based on the payment history of the payer drawn from actual write-off and collections experience over a rolling 12-month period, as well as historical patient collections by payer. The results of the variable consideration assessment are the primary source of information in estimating the recognition of net revenue and the net valuation of the related accounts receivable.

We identified transaction price adjustments, as it relates to the uncollected lymphedema product sales with commercial payers and Medicare, as a critical audit matter. The principal considerations for our determination that this is a critical audit matter are:

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

Our audit procedures related to the transaction price adjustments – uncollected lymphedema product sales with commercial payers and Medicare included the following, among others:

●	We tested the design and operating effectiveness of management’s key controls relating to their commercial payer and Medicare transaction price adjustments and commercial payer lookback analysis through reperformance, observation of the controls being performed, and inspection of supporting documentation providing evidence of control performance.
●	To test management’s estimate of the commercial payer and Medicare transaction price adjustments, we: (1) recomputed management’s calculation of the historical collection amounts by payer based on transactions that occurred during the year for a sample of commercial payers and Medicare (2) assessed management’s qualitative adjustments to any claims and (3) tested the completeness and accuracy of the underlying data used in management’s calculation of the historical collection amounts.
●	For sales to patients insured by commercial payers, we assessed the reasonableness of management’s year-end analysis of the transaction price adjustments recorded in the prior year compared to actual pricing adjustments experienced in the current period by recomputing the results of management’s historical lookback analysis of collection amounts by payer portfolio and total reserve.

/s/ GRANT THORNTON LLP

We have served as the Company’s auditor since 2015.

Minneapolis, Minnesota

February 18, 2025

Tactile Systems Technology, Inc.
Consolidated Balance Sheets
	December 31,	December 31,
(In thousands, except share and per share data)	2024	2023
Assets
Current assets
Cash	$94,367	$61,033
Accounts receivable	44,937	43,173
Net investment in leases	14,540	14,195
Inventories	18,666	22,527
Prepaid expenses and other current assets	5,053	4,366
Total current assets	177,563	145,294
Non-current assets
Property and equipment, net	5,603	6,195
Right of use operating lease assets	16,633	19,128
Intangible assets, net	42,789	46,724
Goodwill	31,063	31,063
Accounts receivable, non-current	—	10,936
Deferred income taxes	18,311	19,378
Other non-current assets	5,962	2,720
Total non-current assets	120,361	136,144
Total assets	$297,924	$281,438
Liabilities and Stockholders' Equity
Current liabilities
Accounts payable	$5,648	$6,659
Note payable	2,956	2,956
Accrued payroll and related taxes	17,923	16,789
Accrued expenses	7,780	5,904
Income taxes payable	270	1,467
Operating lease liabilities	2,980	2,807
Other current liabilities	3,147	4,475
Total current liabilities	40,704	41,057
Non-current liabilities
Note payable, non-current	23,220	26,176
Accrued warranty reserve, non-current	1,209	1,681
Income taxes payable, non-current	239	446
Operating lease liabilities, non-current	15,955	18,436
Total non-current liabilities	40,623	46,739
Total liabilities	81,327	87,796

Stockholders’ equity:
Preferred stock, $0.001 par value, 50,000,000 shares authorized; none issued and outstanding as of December 31, 2024 and December 31, 2023	—	—
Common stock, $0.001 par value, 300,000,000 shares authorized; 23,883,475 shares issued and outstanding as of December 31, 2024; 23,600,584 shares issued and outstanding as of December 31, 2023	24	24
Additional paid-in capital	180,719	174,724
Retained earnings	35,854	18,894
Total stockholders’ equity	216,597	193,642
Total liabilities and stockholders’ equity	$297,924	$281,438

The accompanying notes are an integral part of these consolidated financial statements.

Tactile Systems Technology, Inc.
Consolidated Statements of Operations

	Year Ended
	December 31,
(In thousands, except share and per share data)	2024	2023	2022
Revenue
Sales revenue	$256,012	$239,493	$211,345
Rental revenue	36,972	34,930	35,440
Total revenue	292,984	274,423	246,785
Cost of revenue
Cost of sales revenue	64,815	66,713	59,619
Cost of rental revenue	11,481	12,577	11,190
Total cost of revenue	76,296	79,290	70,809
Gross profit
Gross profit - sales revenue	191,197	172,780	151,726
Gross profit - rental revenue	25,491	22,353	24,250
Gross profit	216,688	195,133	175,976
Operating expenses
Sales and marketing	112,009	107,119	106,418
Research and development	8,832	7,823	7,088
Reimbursement, general and administrative	71,135	62,074	60,796
Intangible asset amortization and earn-out	2,531	76	14,432
Total operating expenses	194,507	177,092	188,734
Income (loss) from operations	22,181	18,041	(12,758)
Interest income	3,384	1,874	60
Interest expense	(2,085)	(4,147)	(2,788)
Other income	9	2	13
Income (loss) before income taxes	23,489	15,770	(15,473)
Income tax expense (benefit)	6,529	(12,745)	2,393
Net income (loss)	$16,960	$28,515	$(17,866)
Net income (loss) per common share
Basic	$0.71	$1.24	$(0.89)
Diluted	$0.70	$1.23	$(0.89)
Weighted-average common shares used to compute net income (loss) per common share
Basic	23,883,729	22,925,497	20,067,969
Diluted	24,138,244	23,176,169	20,067,969

The accompanying notes are an integral part of these consolidated financial statements.

Tactile Systems Technology, Inc.
Consolidated Statements of Stockholders’ Equity

				Retained
			Additional	Earnings
	Common Stock		Paid-In	(Accumulated
(In thousands, except share data)	Shares	Par Value	Capital	Deficit)	Total
Balances, December 31, 2021	19,877,786	$20	$119,962	$8,245	$128,227
Stock-based compensation	—	—	9,600	—	9,600
Exercise of common stock options and vesting of performance and restricted stock units	225,282	—	153	—	153
Common shares issued for employee stock purchase plan	149,609	—	1,286	—	1,286
Net loss for the period	—	—	—	(17,866)	(17,866)
Balances, December 31, 2022	20,252,677	$20	$131,001	$(9,621)	$121,400
Stock-based compensation	—	—	7,547	—	7,547
Exercise of common stock options and vesting of performance and restricted stock units	283,624	1	13	—	14
Sale of common stock from follow-on public offering, net of offering expenses	2,875,000	3	34,622	—	34,625
Common shares issued for employee stock purchase plan	189,283	—	1,541	—	1,541
Net income for the period	—	—	—	28,515	28,515
Balances, December 31, 2023	23,600,584	$24	$174,724	$18,894	$193,642
Stock-based compensation	—	—	7,819	—	7,819
Exercise of common stock options and vesting of performance and restricted stock units	317,443	—	24	—	24
Share repurchases	(195,518)	—	(3,508)	—	(3,508)
Common shares issued for employee stock purchase plan	160,966	—	1,660	—	1,660
Net income for the period	—	—	—	16,960	16,960
Balances, December 31, 2024	23,883,475	$24	$180,719	$35,854	$216,597

The accompanying notes are an integral part of these consolidated financial statements.

Tactile Systems Technology, Inc.
Consolidated Statements of Cash Flows

	Year Ended December 31,
(In thousands)	2024	2023	2022
Cash flows from operating activities
Net income (loss)	$16,960	$28,515	$(17,866)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	6,792	6,539	6,268
Deferred income taxes	1,067	(19,378)	(32)
Stock-based compensation expense	7,819	7,547	9,600
Loss on disposal of property and equipment and intangibles	308	3	20
Change in fair value of earn-out liability	—	(2,475)	11,850
Changes in assets and liabilities, net of acquisition:
Accounts receivable	(1,764)	11,653	(5,348)
Net investment in leases	(345)	1,935	(3,648)
Inventories	3,861	597	(3,907)
Income taxes	(1,404)	(721)	2,270
Prepaid expenses and other assets	(3,929)	72	(950)
Right of use operating lease assets	187	71	168
Accounts receivable, non-current	10,936	12,125	(10,214)
Accounts payable	(1,087)	(3,853)	4,961
Accrued payroll and related taxes	1,134	(311)	4,961
Accrued expenses and other liabilities	120	(6,464)	7,076
Net cash provided by operating activities	40,655	35,855	5,209
Cash flows from investing activities
Purchases of property and equipment	(2,392)	(2,324)	(1,780)
Proceeds from sale of property and equipment	12	—	11
Intangible assets expenditures	(117)	(157)	(140)
Net cash used in investing activities	(2,497)	(2,481)	(1,909)
Cash flows from financing activities
Proceeds from issuance of note payable	—	8,250	—
Payments on earn-out	—	(10,575)	(5,000)
Payments on note payable	(3,000)	(3,000)	(6,000)
Payments on revolving line of credit	—	(25,000)	—
Payments of deferred debt issuance costs	—	(125)	(39)
Proceeds from exercise of common stock options	24	14	153
Proceeds from the issuance of common stock from the employee stock purchase plan	1,660	1,541	1,286
Payments for repurchases of common stock	(3,508)	—	—
Proceeds from issuance of common stock at market	—	34,625	—
Net cash (used in) provided by financing activities	(4,824)	5,730	(9,600)
Net increase (decrease) in cash	33,334	39,104	(6,300)
Cash – beginning of period	61,033	21,929	28,229
Cash – end of period	$94,367	$61,033	$21,929

Supplemental cash flow disclosure
Cash paid for interest	$2,106	$4,560	$2,186
Cash paid for taxes	$6,848	$5,815	$44
Capital expenditures incurred but not yet paid	$76	$528	$38

The accompanying notes are an integral part of these consolidated financial statements.

Tactile Systems Technology, Inc.

Notes to the Consolidated Financial Statements

Note 1.  Nature of Business and Operations

Tactile Systems Technology, Inc. (“we,” “us,” and “our”) manufactures and distributes medical devices for the treatment of patients with underserved chronic diseases at home. We provide our Flexitouch Plus, Entre Plus and Nimbl systems, which help control symptoms of lymphedema, a chronic progressive medical condition, through our direct sales force for use in the home and sell or rent them through vascular, wound and lymphedema clinics throughout the United States.

On September 8, 2021, we acquired the assets of the AffloVest airway clearance business. AffloVest is a portable, wearable vest that treats patients with chronic respiratory conditions. We sell this device through home medical equipment and durable medical equipment (“DME”) providers throughout the United States.

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

The results for the year ended December 31, 2024, are not necessarily indicative of results to be expected for any future year.

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

Note 3.  Summary of Significant Accounting Policies

Cash

Cash consists of all cash on hand and deposits. Our cash was held primarily in checking accounts and an Institutional Insured Liquid Deposit demand account as of December 31, 2024 and 2023. At times the amount of cash on deposit may exceed the federally insured limit of the bank. Deposit accounts at each of the institutions are insured up to $250,000 by the Federal Deposit Insurance Corporation (FDIC). At December 31, 2024 and 2023, the Company exceeded FDIC limits at various institutions. The Company has not experienced any losses in such accounts.

Equity Investments

Equity investments (including equity securities) with readily determinable fair value are reported at fair value, with unrealized gains and losses included in the determination of net income (loss). For equity investments with no readily determinable fair value, we measure these investments at cost less impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for the identical or a similar investment of the same issuer. Such observable price changes may include instances where the investee issues equity securities to new investors, thus creating a new indicator of fair value, as an example. As of each of December 31, 2024 and 2023, the total carrying value of our equity investments, with no readily determinable fair value, was $0.3 million, and are included in other non-current assets on our Consolidated Balance Sheets. On an annual basis, we perform a qualitative assessment considering impairment indicators to evaluate whether these investments are impaired and also monitor for any observable price changes. During the years ended December 31, 2024 and 2023, we did not have any impairment loss on these investments.

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

Software Costs

We capitalize certain implementation costs incurred during the development stage of implementing new software. Capitalized costs are included within prepaid expenses and other current assets and other non-current assets on the Consolidated Balance Sheets. We expense costs as incurred during the post-implementation/operation stage. Capitalized implementation costs are amortized on a straight-line basis over the contractual term of the cloud computing arrangement, which includes renewal options that are reasonably certain to be exercised.

Revenue Recognition

We derive revenue from the sales and rentals of our Flexitouch Plus, Entre Plus and Nimbl systems, and from the sales of our AffloVest product.

Flexitouch Plus, Entre Plus and Nimbl

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

For our products sold to Medicare patients, we recognize revenue from such sales upon shipment of our products, which can occur only after we have received a prescription from a physician and all applicable patient documentation is obtained. The transaction price for our Entre Plus and Nimbl systems is determined based on the payment history using the same methodology as our private insurers. A portion of claims for payment for our Flexitouch Plus system are initially denied, and enter the appeals process, which can be lengthy. We assess the variable consideration for each of these claims as a percentage of the total invoice price based on ultimate approval and collection history.

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

Stock-Based Compensation

We provide stock-based compensation in the form of various types of equity-based awards, including time-based restricted stock units, performance-based restricted stock units, stock options, and through our Employee Stock Purchase Plan (“ESPP”). Stock-based compensation expense is based on the estimated fair value of the award on the grant date for equity awards, or on the first date of the ESPP purchase period for shares under the ESPP, and recognized over the requisite service periods on our Consolidated Statements of Income using the straight-line expense attribution approach.

The estimated fair value of time-based and performance based restricted stock units is based on the closing price of our common stock on the grant date. Stock options and ESPP shares are valued using the Black-Scholes option-pricing model. The Black-Scholes valuation model requires the input of highly subjective assumptions. The assumptions include the expected term of the option or ESPP shares, the expected volatility of the price of our common stock, expected dividend yield and the risk-free interest rate. These estimates involve inherent uncertainties and the significant application of management’s judgment. If factors change and different assumptions are used, our stock-based compensation expense could be materially different in the future (see Note 13 – “Stockholders’ Equity”).

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

Net Income (Loss) Per Common Share

Basic net income (loss) per common share is computed based on the weighted average number of shares of common stock outstanding during the period. Diluted net income (loss) per common share is computed based on the weighted average number of shares of common stock plus the effect of dilutive potential stock-based awards outstanding during the period using the treasury stock method. Dilutive potential stock-based awards include outstanding common stock options, time- and performance-based restricted stock units and ESPP shares.

Business Segments

The Company operates as one operating segment. The Company's Chief Operating Decision Maker ("CODM") is its Chief Executive Officer, who reviews financial information presented on a consolidated basis. The CODM uses consolidated net income (loss) as the measure of segment profit or loss. Significant segment expenses are those expenses reported in the Consolidated Statement of Operations. The CODM assesses performance for the segment, allocates resources and monitors budget versus actual results using consolidated revenue and net income (loss) which is reflected in the Consolidated Statement of Operations.

Accounting Pronouncement Not Yet Adopted

In November 2024, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2024-03, “Income Statement – Reporting Comprehensive Income – Expense disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses” which requires entities to disclose additional information about specific expense categories in the notes to financial statements on an annual and interim basis. The guidance is effective for annual periods beginning after December 15, 2026, and interim periods beginning after December 15, 2027, with early adoption permitted. The Company is currently evaluating the effect that this standard will have on its consolidated financial statements and related disclosures.

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

Recently Adopted Accounting Pronouncement

In November 2023, the FASB issued ASU No. 2023-07, “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures” which requires entities to enhance disclosures around segment reporting. The guidance is effective for annual periods beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted. The Company adopted ASU 2023-07 with respect to the year ended December 31, 2024. As a result, we have enhanced our segment disclosures in this report. The adoption of this ASU affects only our disclosures, with no impacts to our financial condition and results of operations.

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

On November 4, 2022, we entered into an Amendment to the AffloVest APA, the “Amendment” with IBC, which modified the terms of the earn-out arrangement under the AffloVest APA, as follows:

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

Note 5.  Accounts Receivable

We had accounts receivable from two insurers representing approximately 23% and 12% of accounts receivable as of December 31, 2024. We had accounts receivable from two insurers representing approximately 36% and 14% of accounts receivable as of December 31, 2023. Revenue from these insurers accounted for 18% and 2% of our total revenue for the year ended December 31, 2024, and 24% and 1% for the year ended December 31, 2023. The credit risks associated with customers which for these purposes are insurers considers aggregation for entities that are known to be under common control.

Note 6.  Inventories

Inventories consisted of the following:

(In thousands)	At December 31, 2024	At December 31, 2023
Finished goods	$6,149	$7,979
Component parts and work-in-process	12,517	14,548
Total inventories	$18,666	$22,527

Note 7.  Property and Equipment

Property and equipment consisted of the following:

	At December 31,
(In thousands)	2024	2023
Equipment	$5,108	$4,459
Tooling	4,652	4,555
Furniture and fixtures	2,095	2,068
Leasehold improvements	3,466	1,529
Demonstration equipment	1,106	896
Construction in progress	152	1,271
Subtotal	16,579	14,778
Less: accumulated depreciation	(10,976)	(8,583)
Property and equipment, net	$5,603	$6,195

Depreciation expense was $3.0 million, $2.7 million and $2.5 million for the years ended December 31, 2024, 2023 and 2022, respectively.

Note 8.  Goodwill and Intangible Assets

Goodwill

In the third quarter of fiscal 2021, we completed the AffloVest acquisition. The purchase price of the AffloVest business exceeded the net acquisition-date estimated fair value amounts of the identifiable assets acquired and the liabilities assumed by $31.1 million, which was assigned to goodwill.

Intangible Assets

Our patents and other intangible assets are summarized as follows:

	Weighted-	At December 31, 2024
	Average	Gross
	Amortization	Carrying	Accumulated	Net
(In thousands)	Period	Amount	Amortization	Amount
Definite-lived intangible assets:
Patents	12 years	$1,148	$333	$815
Defensive intangible assets	< 1 year	1,125	1,065	60
Customer accounts	—	125	125	—
Customer relationships	10 years	31,000	7,896	23,104
Developed technology	8 years	13,000	3,913	9,087
Subtotal		46,398	13,332	33,066
Unamortized intangible assets:
Tradenames		9,500	—	9,500
Patents pending		223	—	223
Total intangible assets		$56,121	$13,332	$42,789

	Weighted-	At December 31, 2023
	Average	Gross
	Amortization	Carrying	Accumulated	Net
(In thousands)	Period	Amount	Amortization	Amount
Definite-lived intangible assets:
Patents	12 years	$1,018	$248	$770
Defensive intangible assets	1 year	1,125	920	205
Customer accounts	—	125	125	—
Customer relationships	11 years	31,000	5,511	25,489
Developed technology	9 years	13,000	2,731	10,269
Subtotal		46,268	9,535	36,733
Unamortized intangible assets:
Tradenames		9,500	—	9,500
Patents pending		491	—	491
Total intangible assets		$56,259	$9,535	$46,724

Amortization expense was $3.8 million for each of the years ended December 31, 2024, 2023 and 2022, of which $1.3 million in each of the years ended December 31, 2024, 2023 and 2022, were recorded in cost of sales revenue. Future amortization expenses are expected as follows:

(In thousands)
2025	$3,714
2026	3,650
2027	3,641
2028	3,638
2029	3,633
Thereafter	14,790
Total	$33,066

The weighted-average remaining amortization period for these intangible assets was 9.2 years as of December 31, 2024.

Note 9.  Accrued Expenses

Accrued expenses consisted of the following:

(In thousands)	At December 31, 2024	At December 31, 2023
Warranty	$1,784	$2,357
Legal and consulting	1,318	611
Travel	1,120	1,038
In-transit inventory	1,013	401
Sales and use tax	802	183
Clinical studies	304	363
Other	1,439	951
Total	$7,780	$5,904

Note 10.  Warranty Reserves

The activity in the warranty reserve during and as of the end of the years presented was as follows:

	Year Ended
	December 31,
(In thousands)	2024	2023	2022
Beginning balance	$4,038	$4,212	$4,959
Warranty provision	2,677	4,611	2,047
Processed warranty claims	(3,722)	(4,785)	(2,794)
Ending balance	$2,993	$4,038	$4,212

Accrued warranty reserve, current	$1,784	$2,357	$2,005
Accrued warranty reserve, non-current	1,209	1,681	2,207
Total accrued warranty reserve	$2,993	$4,038	$4,212

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

Following the Third Amendment, the term loan and amounts drawn under the revolving credit facility bear interest, at our option, at a rate equal to (a) the highest of (i) the prime rate, (ii) the federal funds rate plus 0.50% and (iii) Adjusted Term SOFR for a one-month tenor plus 1% (the “Base Rate”) plus an applicable margin or (b) Adjusted Term SOFR for an interest period of one, three or six months, at our option, plus the applicable margin. The applicable margin is 0.75% to 2.25% on loans bearing interest at the Base Rate and 1.75% to 3.25% on loans bearing interest at Adjusted Term SOFR, in each case depending on our consolidated total leverage ratio; except that, pursuant to the Second Amendment and the Third Amendment, during the period commencing on February 22, 2022 and ending on the last day of the fiscal quarter ending June 30, 2023, the applicable margin for LIBOR rate loans and Adjusted Term SOFR loans, as applicable, was 3.50%. At December 31, 2024, all outstanding borrowings were subject to interest at a rate calculated at Adjusted Term SOFR plus an applicable margin, for an interest rate of 6.42%.

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

As of December 31, 2024, we had outstanding borrowings of $26.3 million under the Credit Agreement, comprised entirely of the term loan. The principal of the term loan is required to be repaid in quarterly installments of $750,000. Maturities of the term loan for the next three years as of December 31, 2024, were as follows:

(In thousands)	Amount
2025	$3,000
2026	23,250
Total	26,250
Less: Deferred financing fees	(74)
Net Note Payable	26,176
Less: Current portion of note payable	(2,956)
Non-current portion of note payable	$23,220

Our obligations under the Credit Agreement are secured by a security interest in substantially all of our and our subsidiary’s assets and are also guaranteed by our subsidiary. As of December 31, 2024, the Credit Agreement contained a number of restrictions and covenants, including that we maintain compliance with a maximum consolidated total leverage ratio, a minimum fixed charge coverage ratio and a minimum consolidated EBITDA covenant. As of December 31, 2024, we were in compliance with all covenants under the Credit Agreement.

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

Buildings

We lease certain office and warehouse space at various locations in the United States where we provide services. These leases are typically greater than one year with fixed, escalating rents over the noncancelable terms and, therefore, ROU operating lease assets and operating lease liabilities are recorded on the Consolidated Balance Sheets, with rent expense recognized on a straight-line basis over the term of the lease. The remaining lease terms vary from approximately one to seven years as of December 31, 2024.

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

Computer and Office Equipment

We also have operating lease agreements for certain computer and office equipment. The remaining lease terms as of December 31, 2024, ranged from less than one year to approximately four years with fixed monthly payments that are included in the ROU operating lease assets and operating lease liabilities. The leases provide an option to purchase the related equipment at fair market value at the end of the lease. The leases will automatically renew as a month-to-month rental at the end of the lease if the equipment is not purchased or returned.

Lease Position, Undiscounted Cash Flow and Supplemental Information

The table below presents information related to our ROU operating lease assets and operating lease liabilities that we have recorded:

(In thousands)	At December 31, 2024	At December 31, 2023
Right of use operating lease assets	$16,633	$19,128

Operating lease liabilities:
Current	$2,980	$2,807
Non-current	15,955	18,436
Total	$18,935	$21,243

Operating leases:
Weighted average remaining lease term	5.8 years	6.7 years
Weighted average discount rate	4.4%	4.3%

	Year Ended December 31,
	2024	2023	2022
Supplemental cash flow information for our operating leases:
Cash paid for operating lease liabilities	$3,566	$3,453	$3,575
Non-cash right of use assets obtained in exchange for new operating lease obligations	$390	$293	$49

The table below reconciles the undiscounted cash flows under the operating lease liabilities recorded on the Consolidated Balance Sheets for the periods presented:

(In thousands)
2025	$3,736
2026	3,808
2027	3,311
2028	3,275
2029	3,309
Thereafter	3,692
Total minimum lease payments	21,131
Less: Amount of lease payments representing interest	(2,196)
Present value of future minimum lease payments	18,935
Less: Current obligations under operating lease liabilities	(2,980)
Non-current obligations under operating lease liabilities	$15,955

Operating lease costs were $3.5 million, $3.6 million and $3.8 million for the years ended December 31, 2024, 2023 and 2022, respectively.

Major Vendors

We had purchases from one vendor that accounted for 20% of our total purchases for the year ended December 31, 2024, and purchases from one vendor that accounted for 25% of total purchases for the year ended December 31, 2023.

Purchase Commitment

We issued purchase orders in 2024 totaling $22.8 million for goods that we expect to receive within the next year.

Retirement Plan

We maintain a 401(k) retirement plan for our employees to which eligible employees can contribute a percentage of their pre-tax compensation. We recorded an expense related to our discretionary contributions to the 401(k) plan of $2.2 million, $1.5 million and $1.5 million for the years ended December 31, 2024, 2023 and 2022, respectively.

Legal Proceedings

From time to time, we are subject to various claims and legal proceedings arising in the ordinary course of business. Regardless of outcome, litigation can have an adverse impact on us because of defense and settlement costs, diversion of management resources and other factors.

On May 24, 2022, a stockholder derivative lawsuit was filed in the United States District Court for the District of Minnesota, purportedly on behalf of the Company against certain of our present and former officers and directors and the Company (as a nominal defendant), captioned Jack Weaver v. Moen, et al., File No. 0:22-cv-01403-NEB-BRT (the “Weaver Lawsuit”). The Weaver Lawsuit generally arose out of the same subject matter as a previously settled securities class action captioned Brian Mart v. Tactile Sys. Tech., Inc., et al., File No. 0:20-cv-02074-NEB-BRT (D. Minn.) (the “Mart Lawsuit”), which alleged, inter alia, that we and eight of our former officers and directors made materially false or misleading statements about our business, operational and compliance policies. The Weaver Lawsuit alleged the following claims under the Exchange Act and common law: (1) that the director defendants made materially false or misleading public statements in proxy statements in violation of Section 14(a) of the Exchange Act; (2) that the director defendants’ stock and option awards should be rescinded under Section 29(b) of the Exchange Act; (3) that the officer defendants’ employment contract compensation should be rescinded under Section 29(b) of the Exchange Act; (4) that certain officer defendants are liable for contribution arising out of any liability incurred in the Mart Lawsuit, under

Sections 10(b) and 21D of the Exchange Act; (5) that the individual defendants breached their fiduciary duties; and (6) that the individual defendants were unjustly enriched. The Weaver Lawsuit sought unspecified damages. In August 2022, the matter was transferred to the United States District Court for the District of Delaware by order granting the Parties Stipulation to Transfer. On February 10, 2023, we filed a motion to dismiss the action. The plaintiff filed an Amended Complaint on March 3, 2023. On March 31, 2023, we filed a motion to dismiss the Amended Complaint. On July 31, 2023, the plaintiff filed a Joint Notice of Preliminary Settlement indicating that the parties had reached a non-binding settlement-in-principal on most of the material terms that would resolve all claims between the parties and requested that the Court temporarily stay all deadlines, hearings, and conferences while the parties continued to finalize settlement.

On June 6, 2024, the parties entered into a Stipulation of Settlement in the Weaver Lawsuit. On June 7, 2024, the plaintiff filed an unopposed motion for preliminary approval of the settlement. On June 27, 2024, the Court entered an order granting the motion for preliminary approval of the settlement. The final settlement hearing occurred on August 28, 2024, and on September 4, 2024, the Court entered its order approving the settlement, including the agreed upon attorneys’ fees and expense awards to plaintiffs’ counsel and service awards to the shareholder plaintiffs. Pursuant to the settlement, we adopted and maintain certain corporate governance reforms. The attorneys’ fees and expense award of approximately $0.5 million was covered by insurance and has been paid. The settlement does not constitute an admission of liability or wrongdoing by us or any of our current or former directors or officers. This matter is now concluded.

On October 25, 2024, the United States District Court, District of Massachusetts (Boston) unsealed two qui tam complaints against us, and we were served with these complaints on January 14, 2025 and January 21, 2025. The United States has indicated that it is not intervening in either matter at this time. The first complaint is captioned United States ex. rel. Benjaman Scarborough vs. Tactile Systems Technology, Inc., Case No. 1:21-cv-10813-IT, and was filed under seal on May 17, 2021, on behalf of the United States by a former employee (the “Scarborough Complaint”). The Scarborough Complaint alleges that we submitted false claims and made false statements in connection with the Medicare programs, in violation of the Federal False Claims Act. The second complaint is captioned United States ex. rel. Jackie Gorham, an individual, and Dustin Gast, an individual, vs. Tactile Systems Technology, Inc. Case No. 1:21-cv-11809-IT, and was filed under seal on September 1, 2021, on behalf of the United States by two former employees (the “Gorham Complaint”). The Gorham Complaint alleges that we submitted false claims and made false statements in connection with the Medicare, Medicare Advantage plans, Medicaid and other government payers, in violation of the Federal False Claims Act and submitted false claims resulting from kickbacks in violation of the Federal False Claims Act and the Federal Anti-Kickback Statute. Both complaints seek damages, statutory penalties, attorneys’ fees, and costs. We will defend the actions as they proceed.

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

Share Repurchase Program

On November 4, 2024, we announced that our board of directors authorized a program to repurchase shares of our common stock in the open market or in privately negotiated purchases, or both, in an aggregate amount not to exceed $30.0 million. The share repurchase program became effective on October 30, 2024 and expires on October 31, 2026. Upon purchase of the shares, we reduce our common stock for the par value of the shares with the excess cost applied against additional paid-in capital.

We made share repurchases under the share repurchase program as follows, which include the market price of the shares, commissions and excise tax:

	Year Ended
	December 31,
(In thousands, except share and per share data)	2024	2023
Number of shares repurchased	195,518	—
Total share repurchased cost	$3,508	$—
Average total cost per repurchased share	$17.94	$—

As of December 31, 2024 $26.5 million of authorized share repurchases were remaining under the share repurchase program. The timing and amount of future repurchases will be determined based on an evaluation of market conditions and other factors. Repurchases will be funded through available cash balances and ongoing business operating cash generation and may be suspended or discontinued at any time. Shares of stock repurchased under the program are immediately retired. Repurchases under our share repurchase program reduce the weighted-average number of shares of common stock outstanding for basic and diluted earnings per share calculations.

Stock-Based Compensation

Our 2016 Equity Incentive Plan (the “2016 Plan”) authorizes us to grant stock options, stock appreciation rights, restricted stock, stock units and other stock-based awards to employees, non-employee directors and certain consultants and advisors. There were up to 4,800,000 shares of our common stock initially reserved for issuance pursuant to the 2016 Plan. The 2016 Plan provides that the number of shares reserved and available for issuance under the 2016 Plan will automatically increase annually on January 1 of each calendar year, commencing in 2017 and ending on and including January 1, 2026, by an amount equal to the lesser of: (a) 5% of the number of common shares of stock outstanding as of December 31 of the immediately preceding calendar year, or (b) 2,500,000 shares; provided, however, that our Board of Directors may determine that any annual increase be a lesser number. In addition, all awards granted under our 2007 Omnibus Stock Plan and our 2003 Stock Option Plan that were outstanding when the 2016 Plan became effective and that are forfeited, expire, are cancelled, are settled for cash or otherwise not issued, will become available for issuance under the 2016 Plan. Pursuant to the automatic increase feature of the 2016 Plan, 1,180,019 shares were added as available for issuance thereunder on January 1, 2024. Our Board of Directors exercised its prerogative to forego the automatic increase on January 1, 2025 and January 1, 2023. As of December 31, 2024, 6,475,903 shares were available for future grant pursuant to the 2016 Plan.

Upon adoption and approval of the 2016 Plan, all of our previous equity incentive compensation plans were terminated. However, existing awards under those plans continue to vest in accordance with the original vesting schedules and will expire at the end of their original terms.

We recorded total stock-based compensation expense of $7.8 million, $7.5 million and $9.6 million for the years ended December 31, 2024, 2023 and 2022, respectively. This expense was allocated as follows:

	Year Ended
	December 31,
(In thousands)	2024	2023	2022
Cost of revenue	$365	$420	$367
Sales and marketing expenses	2,413	2,985	4,060
Research and development expenses	157	133	226
Reimbursement, general and administrative expenses	4,884	4,009	4,947
Total stock-based compensation expense	$7,819	$7,547	$9,600

Stock Options

Stock options issued to participants other than non-employees typically vest over three or four years and typically have a contractual term of seven or ten years. Stock options are settled in new shares of our common stock. Stock-based compensation expense included in our Consolidated Statements of Operations for stock options was $0.2 million, $0.9 million and $2.5 million for the years ended December 31, 2024, 2023 and 2022, respectively. The total grant date fair value of options vested during the year was $0.6 million, $1.9 million and $3.3 million for the years ended December 31, 2024, 2023 and 2022, respectively.

At December 31, 2024, there was approximately $29 thousand of total unrecognized pre-tax stock option expense under our equity compensation plans, which is expected to be recognized on a straight-line basis over a weighted-average period of 0.9 years.

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

There were no stock options granted in the years ended December 31, 2024 or 2023. The following table sets forth the estimated fair value of our stock options granted in the year indicated, and the assumptions on which the fair value was determined:

2022
Expected term	4.5 years
Expected volatility	59.2%
Risk-free interest rate	4.3%
Expected dividend yield	0%
Fair value on the date of grant	$ 8.11

Our stock option activity for the three years ended December 31, 2024, 2023 and 2022, was as follows:

		Weighted-	Weighted-
		Average	Average	Aggregate
	Options	Exercise Price	Remaining	Intrinsic
(In thousands except options and per share data)	Outstanding	Per Share (1)	Contractual Life	Value (2)
Balance at December 31, 2021	915,224	$39.33	5.0 years	$2,068
Granted	47,280	$6.17
Exercised	(90,878)	$1.68		$916
Forfeited	(92,981)	$36.28
Cancelled/Expired	(163,338)	$37.65
Balance at December 31, 2022	615,307	$43.25	4.7 years	$164
Exercised	(4,625)	$2.97		$98
Forfeited	(25,045)	$47.54
Cancelled/Expired	(155,677)	$50.72
Balance at December 31, 2023	429,960	$40.74	3.8 years	$223
Exercised	(2,571)	$9.40		$18
Cancelled/Expired	(32,518)	$43.63
Balance at December 31, 2024	394,871	$40.70	2.8 years	$309

Options exercisable at December 31, 2024	386,990	$41.36	2.8 years	$238

(1)	The exercise price of each option granted during the periods shown was equal to the market price of the underlying stock on the date of grant.
(2)	The aggregate intrinsic value of options exercised represents the difference between the exercise price of the option and the closing stock price of our common stock on the date of exercise. The aggregate intrinsic value of options outstanding represents the difference between the exercise price of the option and the closing stock price of our common stock on the last trading day of the period.

Options exercisable of 386,457 at December 31, 2023, and 435,363 at December 31, 2022 had weighted average exercise prices of $41.53 and $43.83, respectively.

The following summarizes additional information about our stock options:

	Year Ended
	December 31,
Number of:	2024	2023
Non-vested options, beginning of the year	43,503	179,944
Non-vested options, end of the year	7,881	43,503
Vested options, end of the year	386,990	386,457

	Year Ended
	December 31,
Weighted-average grant date fair value of:	2024	2023
Non-vested options, beginning of the year	$13.57	$16.24
Non-vested options, end of the year	4.23	13.57
Vested options, end of the year	16.52	16.51
Forfeited options, during the year	—	18.36

Time-Based Restricted Stock Units

We have granted time-based restricted stock units to certain participants under the 2016 Plan that are stock-settled with common shares. Time-based restricted stock units granted under the 2016 Plan vest over one to three years. Stock-based compensation expense included in our Consolidated Statements of Operations for time-based restricted stock units was $5.9 million, $5.1 million and $5.8 million for the years ended December 31, 2024, 2023 and 2022, respectively. As of December 31, 2024, there was approximately $6.1 million of total unrecognized pre-tax compensation expense related to outstanding time-based restricted stock units that is expected to be recognized over a weighted-average period of 1.8 years.

Our time-based restricted stock unit activity for the years ended December 31, 2024, 2023 and 2022 was as follows:

		Weighted-
		Average Grant	Aggregate
	Units	Date Fair Value	Intrinsic
(In thousands except unit and per unit data)	Outstanding	Per Unit	Value (1)
Balance at December 31, 2021	259,147	$42.32	$4,932
Granted	539,525	$15.03
Vested	(123,528)	$43.20
Cancelled	(84,602)	$26.91
Balance at December 31, 2022	590,542	$19.42	$6,779
Granted	398,698	$15.52
Vested	(270,651)	$20.18
Cancelled	(129,447)	$19.79
Balance at December 31, 2023	589,142	$16.35	$8,425
Granted	541,547	$13.82
Vested	(281,917)	$17.38
Cancelled	(120,346)	$14.78
Balance at December 31, 2024	728,426	$14.33	$12,478

(1)	The aggregate intrinsic value of time-based restricted stock units outstanding was based on our closing stock price on the last trading day of the period.

Performance-Based Restricted Stock Units

We have granted performance-based restricted stock units (“PSUs”) to certain participants under the 2016 Plan. These PSUs have both performance-based and time-based vesting features. The PSUs granted in 2021 were earned if and to the extent performance goals based on revenue and adjusted EBITDA were achieved in 2022. The PSUs granted in 2022 will be earned if and to the extent performance goals based on revenue change and adjusted EBITDA margin are achieved in 2023. The number of PSUs earned under these grants will depend on the level at which the performance targets are achieved and can range from 50% of target if threshold performance is achieved and up to 150% of target if maximum performance is achieved. One-third of the earned PSUs will vest on the date the Compensation and Organization Committee certifies the number of PSUs earned, and the remaining two-thirds of the earned PSUs will vest on the first anniversary of that certification date. All earned and vested PSUs will be settled in shares of common stock. The PSUs granted in 2023 have three separate performance periods, and one-third of each grant will be earned if and to the extent performance goals based on revenue change and adjusted EBITDA margin are achieved in each of 2023 and 2024 (ranging from 25% to 175% of target), and one-third will be earned if and to the extent performance goals to be established are achieved in 2025. All earned and vested PSUs will be settled in shares of common stock. The PSUs granted in 2024 have three separate performance periods, and one-third of each grant will be earned if and to the extent performance goals based on revenue change and adjusted EBITDA margin are achieved in each of 2024 and 2025 (ranging from 25% to 175% of target), and one-third will be earned if and to the extent performance goals to be established are achieved in 2026. All earned and vested PSUs will be settled in shares of common stock.

Stock-based compensation expense included in our Consolidated Statements of Operations for PSUs was $1.2 million, $0.9 million and $0.5 million for the years ended December 31, 2024, 2023 and 2022, respectively. The stock-based compensation expense for the year ended December 31, 2024 reflects an expense of $0.5 million related to the PSUs granted in 2024, an expense of $0.4 million related to the PSUs granted in 2023 and an expense of $0.3 million related to PSUs granted in 2022. The stock-based compensation expense for the year ended December 31, 2023 reflects an expense of $0.5 million related to the PSUs granted in 2023 and $0.4 million related to PSUs granted in 2022. As of December 31, 2024, there was approximately $1.3 million of total unrecognized pre-tax compensation expense related to outstanding PSUs that is expected to be recognized over a weighted average period of 2.0 years.

Our PSU activity at the estimated payout of 100% of target for the years ended December 31, 2024, 2023 and 2022, was as follows:

		Weighted-
		Average Grant	Aggregate
	PSUs	Date Fair Value	Intrinsic
(In thousands except unit and per unit data)	Outstanding	Per Unit	Value (1)
Balance at December 31, 2021	54,317	$50.22	$1,034
Granted	131,710	$18.54
Vested	(4,407)	$12.31
Cancelled	(26,002)	$42.53
Balance at December 31, 2022	155,618	$25.05	$1,786
Granted	123,575	$15.28
Vested	(13,842)	$42.70
Cancelled	(67,119)	$21.50
Balance at December 31, 2023	198,232	$18.93	$2,785
Granted	223,762	$13.76
Vested	(44,162)	$27.31
Cancelled	(104,913)	$14.14
Balance at December 31, 2024	272,919	$15.19	$4,675

(1)	The aggregate intrinsic value of performance-based restricted stock units outstanding was based on our closing stock price on the last trading day of the period

Employee Stock Purchase Plan

Our ESPP, which was approved by our Board of Directors on April 27, 2016, and by our stockholders on June 20, 2016, allows participating employees to purchase shares of our common stock at a discount through payroll deductions. The ESPP is available to all of our employees and employees of participating subsidiaries. Participating employees may purchase common stock, on a voluntary after-tax basis, at a price equal to 85% of the lower of the closing market price per share of our common stock on the first or last trading day of each stock purchase period. The ESPP provides for six-month purchase periods, beginning on May 16 and November 16 of each calendar year.

A total of 1,600,000 shares of common stock was initially reserved for issuance under the ESPP. This share reserve will automatically be supplemented each January 1, commencing in 2017 and ending on and including January 1, 2026, by an amount equal to the least of (a) 1% of the shares of our common stock outstanding on the immediately preceding December 31, (b) 500,000 shares or (c) such lesser amount as our Board of Directors may determine. Pursuant to the automatic increase feature of the ESPP, 240,780 shares were added as available for issuance thereunder on January 1, 2025 and 236,003 shares were added as available for issuance thereunder on January 1, 2024. Our Board of Directors exercised its prerogative to forego the automatic increase on January 1, 2023. As of December 31, 2024, 1,444,905 shares were available for future issuance under the ESPP. We recognized $0.5 million, $0.6 million and $0.8 million in stock-based compensation expense related to the ESPP for the years ended December 31, 2024, 2023 and 2022, respectively.

Note 14.  Revenue

We derive our revenue from the sale and rental of our products to our customers in the United States. The following table presents our revenue, inclusive of sales and rental revenue, disaggregated by product:

	Year Ended
	December 31,
(In thousands)	2024	2023	2022
Revenue
Lymphedema products	$259,361	$241,721	$212,266
Airway clearance products	33,623	32,702	34,519
Total	$292,984	$274,423	$246,785

Percentage of total revenue
Lymphedema products	89%	88%	86%
Airway clearance products	11%	12%	14%
Total	100%	100%	100%

Our revenue by channel, inclusive of sales and rental revenue, for the years ended December 31, 2024, 2023 and 2022, are summarized in the following table:

	Year Ended
	December 31,
(In thousands)	2024	2023	2022
Private insurers and other payers	$175,432	$148,901	$139,087
Veterans Administration	30,890	27,003	25,507
Medicare	53,039	65,817	47,672
Durable medical equipment distributors	33,623	32,702	34,519
Total	$292,984	$274,423	$246,785

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

Rental revenue for the years ended December 31, 2024, 2023 and 2022, was primarily from private insurers. Sales-type lease revenue and the associated cost of revenue for the years ended December 31, 2024, 2023 and 2022, was:

	Year Ended December 31,
(In thousands)	2024	2023	2022
Sales-type lease revenue	$36,972	$34,930	$35,440
Cost of sales-type lease revenue	11,481	12,577	11,190
Gross profit	$25,491	$22,353	$24,250

Note 15.  Income Taxes

The provision (benefit) for income tax expense consisted of the following:

	Year Ended December 31,
(In thousands)	2024	2023	2022
Current income taxes, Federal	$4,304	$5,045	$1,838
Current income taxes, State	1,365	1,440	637
	5,669	6,485	2,475

Deferred income taxes, Federal	702	(19,046)	(32)
Deferred income taxes, State	365	(332)	—
	1,067	(19,378)	(32)

Unrecognized tax benefit, Federal	(207)	148	(50)
Unrecognized tax benefit, State	—	—	—
	(207)	148	(50)

Total provision (benefit) for income taxes	$6,529	$(12,745)	$2,393

The components of our deferred tax assets and liabilities were as follows:

	At December 31,
(In thousands)	2024	2023
Deferred tax assets:
Operating lease liability	$4,755	$5,394
Net operating loss carryforwards	1	50
Accounts receivable and inventory reserves	5,406	7,065
Stock-based compensation	5,818	5,144
Accrued liabilities	1,766	2,056
Warranty reserves	752	1,025
Intangible assets	875	1,645
Business credits	761	630
R&D expenses	3,253	2,189
Other	342	309
Total deferred tax assets	23,729	25,507

Deferred tax liabilities:
Right of use operating lease assets	(4,177)	(4,799)
Fixed assets	(877)	(975)
Prepaid expenses	(209)	(232)
Other	(155)	(123)
Total deferred tax liabilities	(5,418)	(6,129)

Net deferred tax assets	$18,311	$19,378

A reconciliation of income tax expense (benefit) to the statutory federal tax rate is as follows:

	Year Ended December 31,
	2024	2023	2022
Tax expense at statutory rate	21.0%	21.0%	21.0%
State income taxes, net of federal benefit	4.7	5.2	4.1
Executive compensation	1.1	0.9	—
Meals and entertainment	1.7	2.1	—
Employee Stock Purchase Plan	0.4	0.9	(1.0)
Federal business credits	(1.5)	(1.5)	1.6
Valuation allowance	—	(113.3)	(37.4)
Return to provision	(0.5)	0.5	(0.2)
Deferred reprice - state	0.9	0.2	0.9
Unrecognized tax benefits	0.3	0.3	(0.3)
Excess benefit on non-qualified stock options and RSUs	0.7	2.3	(3.7)
Interest and penalties	—	0.1	—
162(m) write down	—	1.6	—
Other	(1.0)	(1.1)	(0.5)
Net effective rate	27.8%	(80.8)%	(15.5)%

A reconciliation of unrecognized tax benefits (“UTB”) is as follows:

	December 31,
(In thousands)	2024	2023	2022
Balance beginning of the year	$702	$612	$522
Gross changes — tax positions in prior year	(272)	—	—
Gross changes — tax positions in current year	117	90	90
Balance end of the year	$547	$702	$612

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

As of December 31, 2024, the Company had approximately $1 thousand of state net operating loss ("NOL") carryforwards. A portion of the state NOL carry forward amounts have begun to expire in the current year.

The Company is subject to income tax examinations in the U.S. federal jurisdiction as well as in various state jurisdictions. U.S. federal and state tax years prior to 2021 are closed to examination. In the event of any future tax assessments, we have elected to record the income taxes and any related interest and penalties as income tax expense on our Consolidated Statement of Operations. The Company is not under exam in any jurisdictions.

The effective tax rate for the twelve months ended December 31, 2024, was an expense of 27.8%, compared to a benefit of 80.8% for the twelve months ended December 31, 2023. The primary driver of the change in our effective tax rate was the fact that we did not have a release of a valuation allowance on our deferred tax assets for 2024, while in 2023 there was a release of a valuation allowance to recognize the full value of our deferred tax assets. We recorded an income tax expense of $6.5 million and an income tax benefit of $12.7 million for the twelve months ended December 31, 2024 and 2023, respectively.

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

Note 16.  Net Income (Loss) Per Common Share

The following table sets forth the computation of our basic and diluted net income (loss) per share:

	Year Ended
	December 31,
(In thousands, except share and per share data)	2024	2023	2022
Net income (loss)	$16,960	$28,515	$(17,866)
Weighted-average shares outstanding	23,883,729	22,925,497	20,067,969
Weighted-average shares used to compute diluted net income (loss) per share	24,138,244	23,176,169	20,067,969
Net income (loss) per share - Basic	$0.71	$1.24	$(0.89)
Net income (loss) per share - Diluted	$0.70	$1.23	$(0.89)

The following common stock equivalents were excluded from the computation of diluted net income (loss) per common share for the periods presented because including them would have been anti-dilutive:

	Year Ended
	December 31,
	2024	2023	2022
Restricted stock units	313,458	337,202	590,542
Common stock options	360,246	389,229	615,307
Performance stock units	53,791	17,392	155,618
Employee stock purchase plan	83,598	—	100,506
Total	811,093	743,823	1,461,973

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

The carrying amounts of financial instruments such as accounts receivable, other assets, accounts payable, accrued expenses and other liabilities approximate their related fair values due to the short-term maturities of these items. Non-financial assets, such as equipment and leasehold improvements, and intangible assets are subject to non-recurring fair value measurements if they are deemed impaired.

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2024. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of December 31, 2024, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There was no change in the company’s internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, that occurred during the quarter ended December 31, 2024 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Our management conducted an assessment of the effectiveness of our internal control over financial reporting based on the criteria set forth in “Internal Control-Integrated Framework (2013)” issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on this assessment, management concluded that, as of December 31, 2024, our internal control over financial reporting was effective.

Our independent registered public accounting firm has audited the effectiveness of our internal control over financial reporting as of December 31, 2024, as stated in its report which appears below.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

Tactile Systems Technology, Inc.

Opinion on internal control over financial reporting

We have audited the internal control over financial reporting of Tactile Systems Technology, Inc. (a Delaware corporation) and subsidiary (the “Company”) as of December 31, 2024, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on criteria established in the 2013 Internal Control—Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated financial statements of the Company as of and for the year ended December 31, 2024, and our report dated February 18, 2025 expressed an unqualified opinion on those financial statements.

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

/s/ GRANT THORNTON LLP

Minneapolis, Minnesota

February 18, 2025

Item 9B. Other Information.

Trading Arrangements

During the quarter ended December 31, 2024, none of our directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) of the Exchange Act or any non-Rule 10b5-1 trading arrangement (as defined in Item 408(c) of Regulation S-K).

Departure of Executive Officer

Because we are filing this Annual Report on Form 10-K within four business days after the triggering event, we are making the following disclosure under this Item 9B instead of filing a Current Report on Form 8-K under Item 5.02, Departure of Directors or Certain Officers; Election of Directors; Appointment of Certain Officers; Compensatory Arrangements of Certain Officers.

On February 18, 2025, Sherri Ferstler, the Company’s Senior Vice President, Sales, ceased holding that position and was no longer an executive officer of the Company.  Due to the Company’s reorganization of its sales functions, Ms. Ferstler’s role would have changed such that she has provided notice of her resignation for Good Reason (as defined in the Company’s Executive Employee Severance Plan (the “Severance Plan”)), with her last day of employment to be March 10, 2025. As provided in the Severance Plan, assuming compliance with certain provisions thereof, including execution of an appropriate release, Ms. Ferstler will receive the severance payments, benefits and equity vesting as set forth in Section IV of the Severance Plan as a qualifying severance event before a change in control. The Severance Plan is incorporated by reference to this Annual Report on Form 10-K as Exhibit 10.25.

Item 9C.  Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance.

Executive Officers

Certain information with respect to executive officers of the Company appears in Part I. Item 1. Business under the heading "Information about Our Executive Officers.”

Code of Conduct

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

Other Information

Additional information required by this Item 10 will be contained in our definitive proxy statement for our 2025 Annual Meeting of Stockholders (the “Definitive Proxy Statement”) under the captions “Proposal 1: Election of Directors,” “Corporate Governance” and “Delinquent Section 16(a) Reports” and is incorporated herein by reference.

Item 11. Executive Compensation.

The information required by this Item 11 will be contained in the Definitive Proxy Statement under the captions “Executive Compensation,” “CEO Pay Ratio,” “Director Compensation” and “Certain Relationships and Related Person Transactions” and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this Item 12 will be contained in the Definitive Proxy Statement under the captions “Equity Compensation Plan Information” and “Security Ownership of Certain Beneficial Owners and Management” and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required by this Item 13 will be contained in the Definitive Proxy Statement under the captions “Certain Relationships and Related Person Transactions” and “Corporate Governance” and is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services.

The information required by this Item 14 will be contained in the Definitive Proxy Statement under the caption “Audit Matters” and is incorporated herein by reference.

PART IV

Item 15.  Exhibits, Financial Statement Schedules.

1.	Financial Statements

The following financial statements of Tactile Systems Technology, Inc. are set forth in Part II, Item 8:

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of December 31, 2024 and 2023

Consolidated Statements of Operations for the years ended December 31, 2024, 2023 and 2022

Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2024, 2023 and 2022

Consolidated Statements of Cash Flows for the years ended December 31, 2024, 2023 and 2022

Notes to Consolidated Financial Statements

2.	Financial Statement Schedules

Not applicable.

3.	Exhibits

A list of exhibits required to be filed as part of this report is set forth in the Exhibit Index below.

EXHIBIT INDEX

		Incorporated by Reference
Exhibit				Exhibit	Filed
Number	Description of Exhibit	Form	Date of Filing	Number	Herewith

2.1	Asset Purchase Agreement, dated as of September 8, 2021, among Tactile Systems Technology, Inc., International Biophysics Corporation and H. David Shockley, Jr.	8-K	09/08/2021	2.1

2.2	Amendment to Asset Purchase Agreement, dated as of November 4, 2022, by and between Tactile Systems Technology, Inc. and Movair, Inc. (f/k/a International Biophysics Corporation)	10-Q	11/07/2022	2.1

3.1	Amended and Restated Certificate of Incorporation, conformed version reflecting all amendments through May 8, 2024	10-Q	08/05/2024	3.3

3.2	Amended and Restated Bylaws, effective December 19, 2022	10-K	02/21/2023	3.2

4.1	Description of the Registrant's securities registered pursuant to Section 12 of the Securities Exchange Act of 1934	10-K	02/23/2022	4.1

4.2	Specimen Certificate representing shares of common stock	S-1	05/06/2016	4.1

4.3	Form of Senior Indenture	S-3	01/18/2023	4.3

4.4	Form of Subordinated Indenture	S-3	01/18/2023	4.4

10.1*	2007 Omnibus Stock Plan	S-1	01/25/2016	10.5

10.2*	Form of Incentive Stock Option Agreement under 2007 Omnibus Stock Plan	S-1	01/25/2016	10.6

10.3*	Form of Non-Statutory Stock Option Agreement (Employee) under 2007 Omnibus Stock Plan	S-1	01/25/2016	10.7

10.4*	Form of Non-Statutory Stock Option Agreement (Directors) under 2007 Omnibus Stock Plan	S-1	01/25/2016	10.8

10.5*	Form of Non-Statutory Stock Option Agreement (Consultants) under 2007 Omnibus Stock Plan	S-1	01/25/2016	10.9

10.6*	Form of Restricted Stock Agreement	S-1	01/25/2016	10.10

10.7*	2016 Equity Incentive Plan	S-1	06/09/2016	10.11

10.8*	Form of Non-Qualified Stock Option Agreement under 2016 Equity Incentive Plan	S-1	06/09/2016	10.12

10.9*	Form of Non-Qualified Stock Option Agreement under 2016 Equity Incentive Plan (to be used for awards beginning in 2020)	10-Q	05/04/2020	10.1

10.10*	Form of Incentive Stock Option Agreement under 2016 Equity Incentive Plan	S-1	06/09/2016	10.13

10.11*	Form of Incentive Stock Option Agreement under 2016 Equity Incentive Plan (to be used for awards beginning in 2020)	10-Q	05/04/2020	10.2

10.12*	Form of Restricted Stock Agreement under 2016 Equity Incentive Plan	S-1	06/09/2016	10.14

10.13*	Form of Restricted Stock Unit Award Agreement under 2016 Equity Incentive Plan	S-1	06/09/2016	10.15

10.14*	Form of Restricted Stock Unit Award Agreement under 2016 Equity Incentive Plan (to be used for awards beginning in 2019)	10-Q	05/06/2019	10.3

10.15*	Form of Restricted Stock Unit Award Agreement under 2016 Equity Incentive Plan (to be used for awards beginning in 2020)	10-Q	05/04/2020	10.3

10.16*	Form of Restricted Stock Unit Agreement under 2016 Equity Incentive Plan (Quarterly Awards)	S-1	06/09/2016	10.16

10.17*	Form of Performance Stock Unit Agreement under the 2016 Equity Incentive Plan to be used for awards beginning in 2018	8-K	02/27/2018	10.1

10.18*	Form of Performance Stock Unit Award Agreement under 2016 Equity Incentive Plan (to be used for awards beginning in 2019)	10-Q	05/06/2019	10.4

10.19*	Form of Performance Stock Unit Award Agreement under 2016 Equity Incentive Plan (to be used for awards beginning in 2020)	10-Q	05/04/2020	10.4

10.20*	Employee Stock Purchase Plan	S-1	06/09/2016	10.17

10.21*	First Declaration of Amendment to Employee Stock Purchase Plan	10-K	02/26/2018	10.18

10.22*	Management Incentive Plan	8-K	03/10/2017	10.1

10.23*	Non-Employee Director Compensation Policy				X

10.24*	Form of Director and Officer Indemnification Agreement	S-1	05/06/2016	10.19

10.25*	Tactile Systems Technology, Inc. Executive Employee Severance Plan, Amended and Restated as of October 15, 2024	10-Q	11/04/2024	10.1

10.26*	Form of Confidentiality, Assignment of Intellectual Property and Restrictive Covenants Agreement	10-Q	11/05/2018	10.3

10.27*	Offer letter between Kristie Burns and Tactile Systems Technology, Inc. dated February 1, 2021	10-K	02/23/2022	10.30

10.28*	Offer letter between Elaine M. Birkemeyer and Tactile Systems Technology, Inc., dated as of February 21, 2023	8-K	03/14/2023	10.1

10.29*	Offer letter between Sherri Ferstler and Tactile Systems Technology, Inc., dated as of July 18, 2023	10-Q	08/07/2023	10.3

10.30*	Offer letter between Sheri L. Dodd and Tactile Systems Technology, Inc., dated April 23, 2024	8-K	04/23/2024	10.1

10.31*	Form of Confidentiality, Assignment of Intellectual Property and Restrictive Covenants Agreement	8-K	04/23/2024	10.2

10.32*	Transition Letter Agreement between Daniel L. Reuvers and Tactile Systems Technology, Inc. dated April 23, 2024	8-K	04/23/2024	10.4

10.33*	Clarification Letter between Daniel L. Reuvers and Tactile Systems Technology, Inc., dated June 20, 2024	10-Q	08/05/2024	10.4

10.34	Credit Agreement, dated as of August 3, 2018, by and among Tactile Systems Technology, Inc., the lenders from time to time party thereto and Wells Fargo Bank, National Association	10-Q	08/06/2018	10.1

10.35	First Amendment to Credit Agreement, dated as of February 12, 2019, by and among Tactile Systems Technology, Inc., the lenders party thereto and Wells Fargo Bank, National Association	10-K	02/28/2019	10.33

10.36	Waiver and Second Amendment to Credit Agreement, dated as of March 25, 2019, by and among Tactile Systems Technology, Inc., the lenders party thereto and Wells Fargo Bank, National Association	10-Q	05/06/2019	10.2

10.37	Third Amendment to Credit Agreement, dated as of August 2, 2019, by and among Tactile Systems Technology, Inc., the lenders party thereto and Wells Fargo Bank, National Association	10-Q	11/04/2019	10.1

10.38	Amended and Restated Credit Agreement, dated as of April 30, 2021, by and among Tactile Systems Technology, Inc., the lenders from time to time party thereto and Wells Fargo Bank, National Association, as Administrative Agent	10-Q	05/03/2021	10.1

10.39	First Amendment Agreement, dated as of September 8, 2021, among Tactile Systems Technology, Inc., the lenders signatory thereto and Wells Fargo Bank, National Association, as administrative agent	8-K	09/08/2021	10.1

10.40	Second Amendment Agreement, dated as of February 22, 2022, among Tactile Systems Technology, Inc., the lenders signatory thereto and Wells Fargo Bank, National Association, as administrative agent	10-K	02/23/2022	10.37

10.41	Third Amendment Agreement, dated as of June 21, 2023, among Tactile Systems Technology, Inc., the lenders signatory thereto and Wells Fargo Bank, National Association, as administrative agent	10-Q	08/07/2023	10.1

10.42	Fourth Amendment Agreement, dated as of August 1, 2023, among Tactile Systems Technology, Inc., the lenders signatory thereto and Wells Fargo Bank, National Association, as administrative agent	10-Q	08/07/2023	10.2

10.43	Fifth Amendment Agreement, dated as of November 1, 2024, among Tactile Systems Technology, Inc., the lenders signatory thereto and Wells Fargo Bank, National Association, as administrative agent	10-Q	11/04/2024	10.2

19.1	Tactile Systems Technology, Inc. Insider Trading Policy				X

21.1	Subsidiaries	S-1	01/25/2016	21.1

23.1	Consent of Grant Thornton LLP				X

24.1	Power of Attorney (included in signature page)				X

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) / 15d-14(a) of the Securities Exchange Act of 1934, as amended				X

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) / 15d-14(a) of the Securities Exchange Act of 1934, as amended				X

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X

97.1	Tactile Systems Technology, Inc. Required Compensation Recovery Policy	10-K	02/20/2024	97.1

101.1

Inline XBRL for the following financial statements from the Company’s Annual Report on Form 10-K for the year ended December 31, 2024: (i) Balance Sheets, (ii) Statements of Operations, (iii) Statements of Stockholders’ Equity, (iv) Statements of Cash Flows, and (v) Notes to the Financial Statements; and for the information set forth in Part I, Item 1C and under “Trading Arrangements” in Part II, Item 9B.

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

Tactile Systems Technology, Inc.

Date: February 18, 2025	By:	/s/ Sheri L. Dodd
Sheri L. Dodd
Chief Executive Officer
(Principal executive officer)

Each of the undersigned hereby appoints Sheri L. Dodd and Elaine M. Birkemeyer, and each of them (with full power to act alone), as attorneys and agents for the undersigned, with full power of substitution, for and in the name, place and stead of the undersigned, to sign and file with the Securities and Exchange Commission under the Securities Exchange Act of 1934, as amended, any and all amendments and exhibits to this annual report on Form 10-K and any and all applications, instruments and other documents to be filed with the Securities and Exchange Commission pertaining to this annual report on Form 10-K or any amendments thereto, with full power and authority to do and perform any and all acts and things whatsoever requisite and necessary or desirable. Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on February 18, 2025.

Name	Title

/s/ Sheri L. Dodd	Chief Executive Officer (principal executive officer) and Director
Sheri L. Dodd

/s/ Elaine M. Birkemeyer	Chief Financial Officer (principal financial officer and principal
Elaine M. Birkemeyer	accounting officer)

/s/ William W. Burke	Chairman of the Board of Directors
William W. Burke

/s/ Valerie L. Asbury	Director
Valerie L. Asbury

/s/ Raymond O. Huggenberger	Director
Raymond O. Huggenberger

/s/ Laura G. King	Director
Laura G. King

/s/ Daniel L. Reuvers	Director
Daniel L. Reuvers

/s/ D. Brent Shafer	Director
D. Brent Shafer

/s/ Carmen B. Volkart	Director
Carmen B. Volkart

/s/ B. Vindell Washington	Director
B. Vindell Washington