Form 10-Q
period 2025-03-31
TACTILE SYSTEMS TECHNOLOGY INC
filed 2025-05-05
CIK 1027838

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2025

or

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

23,248,353 shares of common stock, par value $0.001 per share, were outstanding as of May 1, 2025.

Forward-Looking Information

All statements, other than statements of historical facts, contained in this Quarterly Report on Form 10-Q, including statements regarding our business, operations and financial performance and condition, as well as our plans, objectives and expectations for our business, operations and financial performance and condition, are forward-looking statements. In some cases, you can identify forward-looking statements by the following words: "anticipate," "believe," "continue," "could," "estimate," "expect," "intend," "may," "might," "ongoing," "plan," "potential," "predict," "project," "should," "target," "will," "would," or the negative of these terms or other comparable terminology, although not all forward-looking statements contain these words. Forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our results, levels of activity, performance or achievements to be materially different from the information expressed or implied by the forward-looking statements in this Quarterly Report on Form 10-Q. These risks, uncertainties and other factors include, but are not limited to:

●	our ability to obtain reimbursement from third-party payers for our products;
●	adverse economic conditions, including inflation, rising interest rates or recession;
●	the adequacy of our liquidity to pursue our business objectives;
●	price increases for supplies and components;
●	wage and component price inflation;
●	loss of a key supplier or other supply chain disruptions;
●	entry of new competitors and/or competitive products;
●	compliance with and changes in federal, state and local government regulation;
●	technological obsolescence of, or quality issues with, our products;
●	our ability to expand our business through strategic acquisitions;
●	our ability to integrate acquisitions and related businesses;
●	the effects of current and future U.S. and foreign trade policy and tariff actions; and
●	the inability to carry out research, development and commercialization plans.

You should read the matters described in "Risk Factors" and the other cautionary statements made in our Annual Report on Form 10-K for the year ended December 31, 2024, and in subsequent Quarterly Reports on Form 10-Q. We cannot assure you that the forward-looking statements in this report will prove to be accurate and therefore you are encouraged not to place undue reliance on forward-looking statements. Actual results or events could differ materially from the plans, intentions and expectations disclosed in the forward-looking statements we make. You are urged to carefully review and consider the various disclosures made by us in this report and in other filings with the Securities and Exchange Commission (the “SEC”) that advise of the risks and factors that may affect our business. Other than as required by law, we undertake no obligation to update or revise these forward-looking statements, whether as a result of new information, future events or otherwise. Our forward-looking statements do not reflect the potential impact of any future acquisitions, mergers, dispositions, joint ventures or investments that we may make.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

Tactile Systems Technology, Inc.
Condensed Consolidated Balance Sheets
(Unaudited)
	March 31,	December 31,
(In thousands, except share and per share data)	2025	2024
Assets
Current assets
Cash	$83,619	$94,367
Accounts receivable, net	35,693	44,937
Net investment in leases	14,850	14,540
Inventories	18,867	18,666
Income taxes receivable	1,193	—
Prepaid expenses and other current assets	5,900	5,053
Total current assets	160,122	177,563
Non-current assets
Property and equipment, net	5,391	5,603
Right of use operating lease assets	16,174	16,633
Intangible assets, net	41,866	42,789
Goodwill	31,063	31,063
Deferred income taxes	18,059	18,311
Other non-current assets	7,567	5,962
Total non-current assets	120,120	120,361
Total assets	$280,242	$297,924
Liabilities and Stockholders' Equity
Current liabilities
Accounts payable	$7,224	$5,648
Note payable	2,956	2,956
Accrued payroll and related taxes	10,929	17,923
Accrued expenses	7,177	7,780
Income taxes payable	—	270
Operating lease liabilities	3,036	2,980
Other current liabilities	4,079	3,147
Total current liabilities	35,401	40,704
Non-current liabilities
Note payable, non-current	22,481	23,220
Accrued warranty reserve, non-current	1,201	1,209
Income taxes payable, non-current	355	239
Operating lease liabilities, non-current	15,173	15,955
Total non-current liabilities	39,210	40,623
Total liabilities	74,611	81,327

Stockholders’ equity:
Preferred stock, $0.001 par value, 50,000,000 shares authorized; none issued and outstanding as of March 31, 2025 and December 31, 2024	—	—
Common stock, $0.001 par value, 300,000,000 shares authorized; 23,584,471 shares issued and outstanding as of March 31, 2025; 23,883,475 shares issued and outstanding as of December 31, 2024	24	24
Additional paid-in capital	172,727	180,719
Retained earnings	32,880	35,854
Total stockholders’ equity	205,631	216,597
Total liabilities and stockholders’ equity	$280,242	$297,924

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Tactile Systems Technology, Inc.
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended
	March 31,
(In thousands, except share and per share data)	2025	2024
Revenue
Sales revenue	$52,469	$53,307
Rental revenue	8,799	7,781
Total revenue	61,268	61,088
Cost of revenue
Cost of sales revenue	13,891	14,944
Cost of rental revenue	2,031	2,715
Total cost of revenue	15,922	17,659
Gross profit
Gross profit - sales revenue	38,578	38,363
Gross profit - rental revenue	6,768	5,066
Gross profit	45,346	43,429
Operating expenses
Sales and marketing	27,516	27,357
Research and development	1,741	2,143
Reimbursement, general and administrative	19,998	16,261
Intangible asset amortization and earn-out	633	632
Total operating expenses	49,888	46,393
Loss from operations	(4,542)	(2,964)
Interest income	895	713
Interest expense	(424)	(567)
Other income	—	9
Loss before income taxes	(4,071)	(2,809)
Income tax benefit	(1,097)	(600)
Net loss	$(2,974)	$(2,209)
Net loss per common share
Basic	$(0.13)	$(0.09)
Diluted	$(0.13)	$(0.09)
Weighted-average common shares used to compute net loss per common share
Basic	23,710,643	23,665,829
Diluted	23,710,643	23,665,829

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Tactile Systems Technology, Inc.
Condensed Consolidated Statements of Stockholders’ Equity
(Unaudited)

			Additional
	Common Stock		Paid-In	Retained
(In thousands, except share data)	Shares	Par Value	Capital	Earnings	Total
Balances, December 31, 2024	23,883,475	$24	$180,719	$35,854	$216,597
Stock-based compensation	—	—	2,066	—	2,066
Exercise of common stock options and vesting of performance and restricted stock units	336,599	—	10	—	10
Share repurchases	(635,603)	—	(10,068)	—	(10,068)
Net loss for the period	—	—	—	(2,974)	(2,974)
Balances, March 31, 2025	23,584,471	$24	$172,727	$32,880	$205,631

Balances, December 31, 2023	23,600,584	$24	$174,724	$18,894	$193,642
Stock-based compensation	—	—	2,039	—	2,039
Exercise of common stock options and vesting of performance and restricted stock units	161,313	—	1	—	1
Net loss for the period	—	—	—	(2,209)	(2,209)
Balances, March 31, 2024	23,761,897	$24	$176,764	$16,685	$193,473

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Tactile Systems Technology, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended March 31,
(In thousands)	2025	2024
Cash flows from operating activities
Net loss	$(2,974)	$(2,209)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	1,726	1,634
Deferred income taxes	252	84
Stock-based compensation expense	2,066	2,039
Loss on disposal of property and equipment and intangibles	5	—
Changes in assets and liabilities, net of acquisition:
Accounts receivable, net	9,244	2,682
Net investment in leases	(310)	(129)
Inventories	(201)	1,683
Income taxes	(1,347)	(693)
Prepaid expenses and other assets	(2,452)	(787)
Right of use operating lease assets	(267)	2
Accounts receivable, non-current	—	3,983
Accounts payable	1,387	(1,396)
Accrued payroll and related taxes	(6,994)	(5,766)
Accrued expenses and other liabilities	282	(203)
Net cash provided by operating activities	417	924
Cash flows from investing activities
Purchases of property and equipment	(379)	(482)
Intangible assets expenditures	(28)	(20)
Net cash used in investing activities	(407)	(502)
Cash flows from financing activities
Payments on note payable	(750)	(750)
Proceeds from exercise of common stock options	10	1
Payments for repurchases of common stock	(10,018)	—
Net cash used in financing activities	(10,758)	(749)
Net decrease in cash	(10,748)	(327)
Cash – beginning of period	94,367	61,033
Cash – end of period	$83,619	$60,706

Supplemental cash flow disclosure
Cash paid for interest	$444	$583
Cash paid for taxes	$15	$54
Accrued excise tax on stock repurchases	$50	$—
Capital expenditures incurred but not yet paid	$189	$225

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Tactile Systems Technology, Inc.

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

Note 1. Nature of Business and Operations

Tactile Systems Technology, Inc. (“we,” “us,” “our,” and the “Company”) manufactures and distributes medical devices for the treatment of patients with underserved chronic diseases at home. We provide our Flexitouch® Plus, Entre™ Plus and Nimbl systems, which help control symptoms of lymphedema, a chronic progressive medical condition, through our direct sales force for use in the home and sell or rent them through oncology-related clinicians, vascular disease clinicians and wound, vein and lymphatic massage clinics throughout the United States.

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

The results for the three months ended March 31, 2025, are not necessarily indicative of results to be expected for the year ending December 31, 2025, or for any other interim period or for any future year. The condensed consolidated interim financial statements should be read in conjunction with the audited financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2024.

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

Note 3. Summary of Significant Accounting Policies

Significant Accounting Policies

There were no material changes in our significant accounting policies during the three months ended March 31, 2025. See Note 3 – “Summary of Significant Accounting Policies” to the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2024, for information regarding our significant accounting policies.

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

Note 4. Inventories

Inventories consisted of the following:

(In thousands)	At March 31, 2025	At December 31, 2024
Finished goods	$5,966	$6,149
Component parts and work-in-process	12,901	12,517
Total inventories	$18,867	$18,666

Note 5. Goodwill and Intangible Assets

Goodwill

In the third quarter of fiscal 2021, we completed the AffloVest Acquisition. The purchase price of the AffloVest product line exceeded the net acquisition-date estimated fair value amounts of the identifiable assets acquired and the liabilities assumed by $31.1 million, which was assigned to goodwill.

Intangible Assets

Our patents and other intangible assets are summarized as follows:

	Weighted-	At March 31, 2025
	Average	Gross
	Amortization	Carrying	Accumulated	Net
(In thousands)	Period	Amount	Amortization	Amount
Definite-lived intangible assets:
Patents	11 years	$1,131	$338	$793
Defensive intangible assets	< 1 year	1,125	1,102	23
Customer accounts	—	125	125	—
Customer relationships	9 years	31,000	8,492	22,508
Developed technology	7 years	13,000	4,209	8,791
Subtotal		46,381	14,266	32,115
Unamortized intangible assets:
Tradenames		9,500	—	9,500
Patents pending		251	—	251
Total intangible assets		$56,132	$14,266	$41,866

	Weighted-	At December 31, 2024
	Average	Gross
	Amortization	Carrying	Accumulated	Net
(In thousands)	Period	Amount	Amortization	Amount
Definite-lived intangible assets:
Patents	12 years	$1,148	$333	$815
Defensive intangible assets	< 1 year	1,125	1,065	60
Customer accounts	—	125	125	—
Customer relationships	10 years	31,000	7,896	23,104
Developed technology	8 years	13,000	3,913	9,087
Subtotal		46,398	13,332	33,066
Unamortized intangible assets:
Tradenames		9,500	—	9,500
Patents pending		223	—	223
Total intangible assets		$56,121	$13,332	$42,789

Amortization expense was $1.0 million and $0.9 million for the three months ended March 31, 2025 and 2024, respectively, of which $0.3 million in each of the three months ended March 31, 2025 and 2024, was recorded in cost of sales revenue. Future amortization expenses are expected as follows:

(In thousands)
2025 (April 1 - December 31)	$2,764
2026	3,650
2027	3,641
2028	3,638
2029	3,633
Thereafter	14,789
Total	$32,115

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

Note 6. Accrued Expenses

Accrued expenses consisted of the following:

(In thousands)	At March 31, 2025	At December 31, 2024
In-transit inventory	$1,662	$1,013
Warranty	1,573	1,784
Travel	1,210	1,120
Sales and use tax	935	802
Legal and consulting	934	1,318
Clinical studies	28	304
Other	835	1,439
Total	$7,177	$7,780

Note 7. Warranty Reserves

The activity in the warranty reserve during and as of the end of the reporting periods presented was as follows:

	Three Months Ended
	March 31,
(In thousands)	2025	2024
Beginning balance	$2,993	$4,038
Warranty provision	480	840
Processed warranty claims	(699)	(1,042)
Ending balance	$2,774	$3,836

Accrued warranty reserve, current	$1,573	$2,191
Accrued warranty reserve, non-current	1,201	1,645
Total accrued warranty reserve	$2,774	$3,836

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

Following the Third Amendment, the term loan and amounts drawn under the revolving credit facility bear interest, at our option, at a rate equal to (a) the highest of (i) the prime rate, (ii) the federal funds rate plus 0.50% and (iii) Adjusted Term SOFR for a one-month tenor plus 1% (the “Base Rate”) plus an applicable margin or (b) Adjusted Term SOFR for an interest period of one, three or six months, at our option, plus the applicable margin. The applicable margin is 0.75% to 2.25% on loans bearing interest at the Base Rate and 1.75% to 3.25% on loans bearing interest at Adjusted Term SOFR, in each case depending on our consolidated total leverage ratio; except that, pursuant to the Second Amendment and the Third Amendment, during the period commencing on February 22, 2022 and ending on the last day of the fiscal quarter ending June 30, 2023, the applicable margin for LIBOR rate loans and Adjusted Term SOFR loans, as applicable, was 3.50%. As of March 31, 2025, all outstanding borrowings were subject to interest at a rate calculated at Adjusted Term SOFR plus an applicable margin, for an interest rate of 6.14%.

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

As of March 31, 2025, we had outstanding borrowings of $25.5 million under the Credit Agreement, comprised entirely of the term loan. The principal of the term loan is required to be repaid in quarterly installments of $750,000. Maturities of the term loan for the next three years as of March 31, 2025, are as follows:

(In thousands)	Amount
2025 (April 1 - December 31)	$2,250
2026	23,250
Total	25,500
Less: Deferred financing fees	(63)
Net Note Payable	25,437
Less: Current portion of note payable	(2,956)
Non-current portion of note payable	$22,481

Our obligations under the Credit Agreement are secured by a security interest in substantially all of our and our subsidiary’s assets and are also guaranteed by our subsidiary. As of March 31, 2025, the Credit Agreement contained a number of restrictions and covenants, including that we maintain compliance with a maximum consolidated total leverage ratio, a minimum fixed charge coverage ratio and a minimum consolidated EBITDA covenant. As of March 31, 2025, we were in compliance with all covenants under the Credit Agreement.

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

Buildings

We lease certain office and warehouse space at various locations in the United States where we provide services. These leases are typically greater than one year with fixed, escalating rents over the noncancelable terms and, therefore, ROU operating lease assets and operating lease liabilities are recorded on the Condensed Consolidated Balance Sheets, with rent expense recognized on a straight-line basis over the term of the lease. The remaining lease terms vary from approximately one to six years as of March 31, 2025.

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

Computer and Office Equipment

We also have operating lease agreements for certain computer and office equipment. The remaining lease terms as of March 31, 2025, ranged from less than one year to approximately four years with fixed monthly payments that are included in the ROU operating lease assets and operating lease liabilities. The leases provide an option to purchase the related equipment at fair market value at the end of the lease. The leases will automatically renew as a month-to-month rental at the end of the lease if the equipment is not purchased or returned.

Lease Position, Undiscounted Cash Flow and Supplemental Information

The table below presents information related to our ROU operating lease assets and operating lease liabilities that we have recorded:

(In thousands)	At March 31, 2025	At December 31, 2024
Right of use operating lease assets	$16,174	$16,633

Operating lease liabilities:
Current	$3,036	$2,980
Non-current	15,173	15,955
Total	$18,209	$18,935

Operating leases:
Weighted average remaining lease term	5.6 years	5.8 years
Weighted average discount rate	4.3%	4.4%

	Three Months Ended March 31,
	2025	2024
Supplemental cash flow information for our operating leases:
Cash paid for operating lease liabilities	$925	$867

The table below reconciles the undiscounted cash flows for the periods presented to the operating lease liabilities recorded on the Condensed Consolidated Balance Sheet for the periods presented:

(In thousands)
2025 (April 1 - December 31)	$2,810
2026	3,808
2027	3,311
2028	3,275
2029	3,309
Thereafter	3,692
Total minimum lease payments	20,205
Less: Amount of lease payments representing interest	(1,996)
Present value of future minimum lease payments	18,209
Less: Current obligations under operating lease liabilities	(3,036)
Non-current obligations under operating lease liabilities	$15,173

Operating lease costs were $0.9 million for each of the three months ended March 31, 2025 and 2024.

Major Vendors

We had purchases from one vendor that accounted for 13% of our total purchases for the three months ended March 31, 2025 and 23% of our total purchases for the three months ended March 31, 2024.

Purchase Commitments

We issued purchase orders prior to March 31, 2025, totaling $24.4 million for goods that we expect to receive within the next year.

Retirement Plan

We maintain a 401(k) retirement plan for our employees in which eligible employees can contribute a percentage of their pre-tax compensation. We recorded an expense related to our discretionary contributions to the 401(k) plan of $0.7 million for each of the three months ended March 31, 2025 and 2024.

Legal Proceedings

From time to time, we are subject to various claims and legal proceedings arising in the ordinary course of business. Regardless of outcome, litigation can have an adverse impact on us because of defense and settlement costs, diversion of management resources and other factors.

On October 25, 2024, the United States District Court, District of Massachusetts (Boston) unsealed two qui tam complaints against us, and we were served with these complaints on January 14, 2025 and January 21, 2025. The United States has indicated that it is not intervening in either matter at this time. The first complaint is captioned United States ex. rel. Benjaman Scarborough vs. Tactile Systems Technology, Inc., Case No. 1:21-cv-10813-IT, and was filed under seal on May 17, 2021, on behalf of the United States by a former employee (the “Scarborough Complaint”). The Scarborough Complaint alleges that we submitted false claims and made false statements in connection with the Medicare programs, in violation of the Federal False Claims Act. The second complaint is captioned United States ex. rel. Jackie Gorham, an individual, and Dustin Gast, an individual, vs. Tactile Systems Technology, Inc. Case No. 1:21-cv-11809-IT, and was filed under seal on September 1, 2021, on behalf of the United States by two former employees (the “Gorham Complaint”). The Gorham Complaint alleges that we submitted false claims and made false statements in connection with the Medicare, Medicare Advantage plans, Medicaid and other government payers, in violation of the Federal False Claims Act and submitted false claims resulting from kickbacks in violation of the Federal False Claims Act and the Federal Anti-Kickback Statute. Both complaints seek damages, statutory penalties, attorneys’ fees, and costs. On February 24, 2025, the parties (the relators under both complaints and the Company) filed a joint motion requesting that both actions be stayed until November 25, 2025, to provide time for the government to review and assess sample claims for the purpose of assessing the allegations. On February 25, 2025, the Court granted the motion and issued orders that stay both actions until November 25, 2025.  We will defend the actions as they proceed.

Note 10. Stockholders' Equity

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

We made repurchases under the share repurchase program in the following periods, which include the market price of the shares, commissions and excise tax:

	Three Months Ended
	March 31,
(In thousands, except share and per share data)	2025	2024
Number of shares repurchased	635,603	—
Total share repurchased cost	$10,068	$—
Average total cost per repurchased share	$15.76	$—

As of March 31, 2025, approximately $16.5 million of authorized share repurchases were remaining under the share repurchase program. The timing and amount of future repurchases will be determined based on an evaluation of market conditions and other factors. Repurchases will be funded through available cash balances and ongoing business operating cash generation and may be suspended or discontinued at any time. Shares of stock repurchased under the program are immediately retired. Repurchases under our share repurchase program reduce the weighted-average number of shares of common stock outstanding for basic and diluted earnings per share calculations.

Stock-Based Compensation

Our 2016 Equity Incentive Plan (the “2016 Plan”) authorizes us to grant stock options, stock appreciation rights, restricted stock, stock units and other stock-based awards to employees, non-employee directors and certain consultants and advisors. There were up to 4,800,000 shares of our common stock initially reserved for issuance pursuant to the 2016 Plan. The 2016 Plan provides that the number of shares reserved and available for issuance under the 2016 Plan will automatically increase annually on January 1 of each calendar year, commencing in 2017 and ending on and including January 1, 2026, by an amount equal to the lesser of: (a) 5% of the number of common shares of stock outstanding as of December 31 of the immediately preceding calendar year, or (b) 2,500,000 shares; provided, however, that our Board of Directors may determine that any annual increase be a lesser number. In addition, all awards granted under our 2007 Omnibus Stock Plan and our 2003 Stock Option Plan that were outstanding when the 2016 Plan became effective and that are forfeited, expired, cancelled, settled for cash or otherwise not issued, will become available for issuance under the 2016 Plan. Pursuant to the automatic increase feature of the 2016 Plan, 1,180,019 shares were added as available for issuance thereunder on January 1, 2024. Our Board of Directors exercised its prerogative to forego the automatic increase on January 1, 2025. As of March 31, 2025, 5,966,176 shares were available for future grant pursuant to the 2016 Plan.

On March 25, 2025, our Board of Directors approved, on the recommendation of the Compensation and Organization Committee, the Tactile Systems Technology, Inc. 2025 Equity Incentive Plan (the “2025 Plan”), subject to stockholder approval at the 2025 annual meeting of stockholders, which is scheduled for May 7, 2025. If approved by our stockholders, 1,850,000 shares of our common stock will be reserved for issuance under the 2025 Plan, plus the number of shares subject to any awards under the 2016 Plan that are outstanding on the date our stockholders approve the 2025 Plan, that later expires, is cancelled or forfeited, is settled for cash or otherwise does not result in the issuance of all of the shares subject to such award. If our stockholders approve the 2025 Plan, no additional grants will be made under 2016 Plan.

Upon adoption and approval of the 2016 Plan, all of our previous equity incentive compensation plans were terminated. However, existing awards under those plans continue to vest in accordance with the original vesting schedules and will expire at the end of their original terms.

We recorded stock-based compensation expense of $2.1 million and $2.0 million for the three months ended March 31, 2025 and 2024, respectively. This expense was allocated as follows:

	Three Months Ended
	March 31,
(In thousands)	2025	2024
Cost of revenue	$99	$83
Sales and marketing expenses	503	738
Research and development expenses	33	33
Reimbursement, general and administrative expenses	1,431	1,185
Total stock-based compensation expense	$2,066	$2,039

Stock Options

Stock options issued to participants other than non-employees typically vest over three or four years and typically have a contractual term of seven or ten years. Stock-based compensation expense included in the Condensed Consolidated Statements of Operations for stock options was $0.0 million and $0.1 million for the three months ended March 31, 2025 and 2024, respectively. As of March 31, 2025, there was approximately $20,358 of total unrecognized pre-tax stock option expense under our equity compensation plans, which is expected to be recognized on a straight-line basis over a weighted-average period of 0.6 years.

Our stock option activity for the three months ended March 31, 2025, was as follows:

		Weighted-	Weighted-
		Average	Average	Aggregate
	Options	Exercise Price	Remaining	Intrinsic
(In thousands except options and per share data)	Outstanding	Per Share	Contractual Life	Value (1)
Balance at December 31, 2024	394,871	$40.70	2.8 years	$309
Exercised	(2,364)	$4.23		$22
Cancelled/Expired	(18,109)	$43.75
Balance at March 31, 2025	374,398	$40.78	2.6 years	$149

Options exercisable at March 31, 2025	366,517	$41.49	2.6 years	$108

(1)	The aggregate intrinsic value of options exercised represents the difference between the exercise price of the option and the closing stock price of our common stock on the date of exercise. The aggregate intrinsic value of options outstanding represents the difference between the exercise price of the option and the closing stock price of our common stock on the last trading day of the period.

Options exercisable of 395,952 as of March 31, 2024, had a weighted-average exercise price of $41.94 per share.

Time-Based Restricted Stock Units

We have granted time-based restricted stock units to certain participants under the 2016 Plan that are stock-settled with common shares. Time-based restricted stock units granted under the 2016 Plan vest over one to three years. Stock-based compensation expense included in the Condensed Consolidated Statements of Operations for time-based restricted stock units was $1.5 million and $1.4 million for the three months ended March 31, 2025 and 2024, respectively. As of March 31, 2025, there was approximately $9.5 million of total unrecognized pre-tax compensation expense related to outstanding time-based restricted stock units that is expected to be recognized over a weighted-average period of 2.3 years.

Our time-based restricted stock unit activity for the three months ended March 31, 2025, was as follows:

		Weighted-
		Average Grant	Aggregate
	Units	Date Fair Value	Intrinsic
(In thousands except unit and per unit data)	Outstanding	Per Unit	Value (1)
Balance at December 31, 2024	728,426	$14.33	$12,478
Granted	342,779	$15.17
Vested	(233,509)	$14.80
Cancelled	(26,193)	$15.48
Balance at March 31, 2025	811,503	$14.52	$10,728

(1)	The aggregate intrinsic value of restricted stock units outstanding was based on our closing stock price on the last trading day of the period.

Performance-Based Restricted Stock Units

We have granted performance-based restricted stock units (“PSUs”) to certain participants under the 2016 Plan. These PSUs have both performance-based and time-based vesting features. The PSUs granted in 2024 have three separate performance periods, and one-third of each grant will be earned if and to the extent performance goals based on revenue change and adjusted EBITDA margin are achieved in each of 2024 and 2025 (ranging from 25% to 175% of target), and one-third will be earned if and to the extent performance goals based on revenue change and adjusted EBITDA change are achieved in 2026 (ranging from 25% to 175% of target). The PSUs granted in 2025 have three separate performance periods, and one-third of each grant will be earned if and to the extent performance goals based on revenue and adjusted EBITDA margin are achieved in 2025 (ranging from 25% to 175% of target), one-third will be earned if and to the extent performance goals based on revenue change and adjusted EBITDA change are achieved in 2026 (ranging from 25% to 175% of target), and one-third will be earned if and to the extent performance goals based on revenue change and adjusted EBITDA change are achieved in 2027 (ranging from 25% to 175% of target). All earned and vested PSUs will be settled in shares of common stock.

Stock-based compensation expense recognized for PSUs was $0.4 million for each of the three months ended March 31, 2025 and 2024. As of March 31, 2025, there was approximately $3.4 million of total unrecognized pre-tax compensation expense related to outstanding PSUs that is expected to be recognized over a weighted average period of 2.6 years.

Our PSU activity for the three months ended March 31, 2025, was as follows:

		Weighted-
		Average Grant	Aggregate
	PSUs	Date Fair Value	Intrinsic
(In thousands except unit and per unit data)	Outstanding	Per Unit	Value (1)
Balance at December 31, 2024	272,919	$15.19	$4,675
Granted	168,722	$15.38
Vested	(120,436)	$16.67
Cancelled	(9,033)	$13.77
Balance at March 31, 2025	312,172	$14.75	$4,127

(1)	The aggregate intrinsic value of PSUs outstanding was based on our closing stock price on the last trading day of the period.

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

A total of 1,600,000 shares of common stock was initially reserved for issuance under the ESPP. This share reserve will automatically be supplemented each January 1, commencing in 2017 and ending on and including January 1, 2026, by an amount equal to the least of (a) 1% of the shares of our common stock outstanding on the immediately preceding December 31, (b) 500,000 shares or (c) such lesser amount as our Board of Directors may determine. Pursuant to the automatic increase feature of the ESPP, 240,780 shares were added as available for issuance thereunder on January 1, 2025 and 236,003 shares were added as available for issuance thereunder on January 1, 2024. As of March 31, 2025, 1,685,685 shares were available for future issuance under the ESPP. We recognized stock-based compensation expense associated with the ESPP of $0.2 million and $0.1 million for the three months ended March 31, 2025 and 2024, respectively.

Note 11. Revenue

We derive our revenue from the sale and rental of our products to our customers in the United States. The following table presents our revenue, inclusive of sales and rental revenue, disaggregated by product line:

	Three Months Ended
	March 31,
(In thousands)	2025	2024
Revenue
Lymphedema products	$50,554	$52,313
Airway clearance products	10,714	8,775
Total	$61,268	$61,088

Percentage of total revenue
Lymphedema products	83%	86%
Airway clearance products	17%	14%
Total	100%	100%

Our revenue by channel, inclusive of sales and rental revenue, for the three months ended March 31, 2025 and 2024, are summarized in the following table:

	Three Months Ended
	March 31,
(In thousands)	2025	2024
Private insurers and other payers	$28,943	$31,277
Veterans Administration	6,537	6,826
Medicare	15,074	14,210
Durable medical equipment distributors	10,714	8,775
Total	$61,268	$61,088

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

Rental revenue for each of the three months ended March 31, 2025 and 2024, was primarily from private insurers. Sales-type lease revenue and the associated cost of revenue for the three months ended March 31, 2025 and 2024, was:

	Three Months Ended March 31,
(In thousands)	2025	2024
Sales-type lease revenue	$8,799	$7,781
Cost of sales-type lease revenue	2,031	2,715
Gross profit	$6,768	$5,066

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

The effective tax rate for the three months ended March 31, 2025, was a benefit of 26.9%, compared to a benefit of 21.4% for the three months ended March 31, 2024. The primary driver of the change in our effective tax rate was attributable to the Company recording less expense related to stock-based compensation discrete items when compared to the prior year. We recorded an income tax benefit of $1.1 million and $0.6 million for the three months ended March 31, 2025 and 2024, respectively.

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

Note 13. Net Loss Per Share

The following table sets forth the computation of our basic and diluted net loss per share:

	Three Months Ended
	March 31,
(In thousands, except share and per share data)	2025	2024
Net loss	$(2,974)	$(2,209)
Weighted-average shares outstanding	23,710,643	23,665,829
Weighted-average shares used to compute diluted net loss per share	23,710,643	23,665,829
Net loss per share - Basic	$(0.13)	$(0.09)
Net loss per share - Diluted	$(0.13)	$(0.09)

The following common stock equivalents were excluded from the computation of diluted net loss per share for the periods presented because including them would have been anti-dilutive:

	Three Months Ended
	March 31,
	2025	2024
Restricted stock units	811,503	813,602
Common stock options	374,398	422,757
Performance stock units	286,821	320,049
Employee stock purchase plan	72,280	84,891
Total	1,545,002	1,641,299

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

Overview

We are a medical technology company that develops and commercializes medical devices in the United States. Our mission is to reveal and treat people with underserved chronic conditions and help them care for themselves at home. We focus our efforts on advancing the standard of care in home-based solutions for patients with lymphedema and chronic respiratory conditions by improving clinical, patient and economic outcomes. In our lymphedema product line, our sales and marketing channel focus includes (1) oncology-related clinicians who treat cancer survivors diagnosed with secondary lymphedema related to their cancer treatments, (2) vascular disease clinicians who support patients with lymphedema, chronic venous insufficiency, and lipedema and (3) wound, vein and lymphatic massage clinics. In our airway clearance product line, we support patients suffering from chronic respiratory conditions, particularly bronchiectasis, and we sell our products indirectly through home medical equipment and DME providers. We generally employ a direct-to-patient and -clinician business model within our lymphedema portfolio, through which we obtain patient referrals from clinicians, manage insurance claims on behalf of our patients and their clinicians, deliver our solutions directly to patients and train them on the proper use of our solutions. Across our two product lines, our home-based solutions deliver cost-effective, clinically proven and long-term treatment for indicated patients.

Our current lymphedema products are the Flexitouch Plus, Entre Plus and Nimbl pneumatic compression pump systems and our airway clearance product is a High-Frequency Chest Wall Oscillation (“HFCWO”) device called AffloVest. The Flexitouch system product line is considered an advanced pneumatic compression device. The first generation Flexitouch system received 510(k) clearance from the U.S. Food and Drug Administration (the “FDA”) in July 2002, introducing a medical device technology to address the many limitations of self-administered home-based manual lymphatic drainage therapy. A second generation Flexitouch system received 510(k) clearance from the FDA in October 2006. In September 2016, we received 510(k) clearance from the FDA for the Flexitouch system in treating lymphedema of the head and neck. A third generation, Flexitouch Plus, received 510(k) clearance from the FDA in June 2017. In December 2020, we received 510(k) clearance from the FDA for two new indications for our Flexitouch Plus system: phlebolymphedema and lipedema. The Entre system product line and Nimbl product line are considered basic, or simple, pneumatic compression devices. These systems are sold or rented to patients who need a simple pump or who do not yet qualify for insurance reimbursement for an advanced compression device e.g., a Flexitouch Plus system. We introduced the Entre system in the United States in February 2013, this device was manufactured by Thermotek, Inc. and received FDA clearance in 2010. In 2015, we received FDA clearance for our own first generation Entre system and the second generation, Entre Plus, was released in March 2024. Nimbl, our next-generation pneumatic compression platform, received 510(k) clearance in June 2024 and was commercially launched for upper extremity lymphedema in October 2024 and launched for lower extremity lymphedema in February 2025. Sales and rentals of our lymphedema products represented 83% and 86% of our revenue in the three months ended March 31, 2025 and 2024, respectively.

On September 8, 2021, we acquired the assets of the AffloVest airway clearance product line. AffloVest is a portable, wearable vest that provides airway clearance to treat patients with chronic respiratory conditions such as bronchiectasis or conditions resulting from neuromuscular disorders. For the three months ended March 31, 2025 and 2024, sales of AffloVest represented 17% and 14% of our revenue, respectively.

To support the growth of our business, we continue to invest in our commercial infrastructure, consisting of our direct sales force, DME sales team, marketing team including clinical education programs, patient education team, reimbursement capabilities and clinical expertise. We market our lymphedema products using a direct-to-patient and -clinician model. The AffloVest device is sold through respiratory durable medical equipment providers throughout the United States that service patients and bill third-party payers for the product. We also employ a small group of respiratory specialists, who educate DME representatives, provide product demonstrations for targeted clinicians and support technical questions related to the AffloVest. As of March 31, 2025, we employed 161 account managers and 103 specialists for our lymphedema products and a team of 19 specialists supporting our airway clearance products. This compares to 158 account managers and 111 specialists for our lymphedema products and a team of 17 specialists supporting our airway clearance products as of March 31, 2024.

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

For the three months ended March 31, 2025, we generated revenue of $61.3 million and had a net loss of $3.0 million, compared to revenue of $61.1 million and a net loss of $2.2 million for the three months ended March 31, 2024. Our primary sources of capital since our initial public offering in 2016 have been from operating income, bank financing and our public offering in February 2023.

We operate in one segment for financial reporting purposes.

Results of Operations

Comparison of the Three Months Ended March 31, 2025 and 2024

The following table presents our results of operations for the periods indicated:

	Three Months Ended
	March 31,				Change
(In thousands)	2025		2024		$	%
Condensed Consolidated Statement		% of		% of
of Operations Data:		revenue		revenue
Revenue
Sales revenue	$52,469	86%	$53,307	87%	$(838)	(2)%
Rental revenue	8,799	14%	7,781	13%	1,018	13%
Total revenue	61,268	100%	61,088	100%	180	0%
Cost of revenue
Cost of sales revenue	13,891	23%	14,944	24%	(1,053)	(7)%
Cost of rental revenue	2,031	3%	2,715	5%	(684)	(25)%
Total cost of revenue	15,922	26%	17,659	29%	(1,737)	(10)%
Gross profit
Gross profit - sales revenue	38,578	63%	38,363	63%	215	1%
Gross profit - rental revenue	6,768	11%	5,066	8%	1,702	34%
Gross profit	45,346	74%	43,429	71%	1,917	4%
Operating expenses
Sales and marketing	27,516	45%	27,357	45%	159	1%
Research and development	1,741	3%	2,143	4%	(402)	(19)%
Reimbursement, general and administrative	19,998	32%	16,261	26%	3,737	23%
Intangible asset amortization and earn-out	633	1%	632	1%	1	0%
Total operating expenses	49,888	81%	46,393	76%	3,495	8%
Loss from operations	(4,542)	(7)%	(2,964)	(5)%	(1,578)	53%
Interest income	895	1%	713	1%	182	26%
Interest expense	(424)	(1)%	(567)	(1)%	143	(25)%
Other income	—	—%	9	—%	(9)	(100)%
Loss before income taxes	(4,071)	(7)%	(2,809)	(5)%	(1,262)	45%
Income tax benefit	(1,097)	(2)%	(600)	(1)%	(497)	83%
Net loss	$(2,974)	(5)%	$(2,209)	(4)%	$(765)	35%

Revenue

Revenue increased $0.2 million, or 0.3%, to $61.3 million in the three months ended March 31, 2025, compared to $61.1 million in the three months ended March 31, 2024. The increase in total revenue was attributable to an increase of $1.9 million, or 22%, in sales of the airway clearance product line in the three months ended March 31, 2025, compared to the three months ended March 31, 2024. The increase was mostly offset by a decrease of $1.8 million, or 3%, in sales and rentals of the lymphedema product line in the three months ended March 31, 2025, compared to the three months ended March 31, 2024.

The increase in the airway clearance product line revenue in the three months ended March 31, 2025, was primarily attributable to increased placements of AffloVest among our DME partners. The decrease in the lymphedema product line revenue in the three months ended March 31, 2025 was primarily attributable to a decrease in headcount of our field sales team.

The following table summarizes our revenue by product line for the three months ended March 31, 2025 and 2024, both in dollars and percentage of total revenue:

	Three Months Ended
	March 31,		Change
(In thousands)	2025	2024	$	%
Revenue
Lymphedema products	$50,554	$52,313	$(1,759)	(3)%
Airway clearance products	10,714	8,775	1,939	22%
Total	$61,268	$61,088	$180	0%

Percentage of total revenue
Lymphedema products	83%	86%
Airway clearance products	17%	14%
Total	100%	100%

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

Cost of Revenue and Gross Margin

Cost of revenue decreased $1.7 million, or 10%, to $15.9 million in the three months ended March 31, 2025, compared to $17.7 million in the three months ended March 31, 2024. The decrease in cost of revenue was primarily attributable to lower manufacturing and warranty costs.

Gross margin was 74% and 71% in the three months ended March 31, 2025 and 2024, respectively.

Sales and Marketing Expenses

Sales and marketing expenses increased $0.2 million, or 1%, to $27.5 million in the three months ended March 31, 2025, compared to $27.4 million in the three months ended March 31, 2024. The increase was primarily attributable to a $0.6 million increase in travel and entertainment expenses, partially offset by a $0.2 million decrease in expenses for a new product launch, a $0.1 million decrease in personnel-related compensation expenses and a $0.1 million decrease in expenses related to sales meetings and tradeshows.

Research and Development Expenses

Research and development (“R&D”) expenses decreased $0.4 million, or 19%, to $1.7 million in the three months ended March 31, 2025, compared to $2.1 million in the three months ended March 31, 2024. The decrease was primarily attributable to a $0.3 million decrease in clinical study related expenses and a $0.2 million decrease in personnel-related compensation expenses, partially offset by a $0.1 million increase in IT-related expenses.

Reimbursement, General and Administrative Expenses

Reimbursement, general and administrative expenses increased $3.7 million, or 23%, to $20.0 million in the three months ended March 31, 2025, compared to $16.3 million in the three months ended March 31, 2024. This increase was primarily attributable to a $2.5 million increase in personnel-related compensation expenses, a $1.0 million increase in IT-related expenses, and $0.2 million increase in occupancy costs, depreciation expense and professional fees.

Intangible Asset Amortization and Earn-out Expense

Intangible asset amortization and earn-out expense remained consistent at $0.6 million for each of the three months ended March 31, 2025 and 2024.

Interest Income and Interest Expense

Interest income increased $0.2 million, or 26%, to $0.9 million in the three months ended March 31, 2025, compared to $0.7 million in the three months ended March 31, 2024, primarily due to a higher cash balance in an Institutional Insured Liquid Deposit demand account. Interest expense decreased $0.2 million, or 25%, to $0.4 million in the three months ended March 31, 2025, compared to $0.6 million in the three months ended March 31, 2024, primarily due to the decrease in the outstanding balance of our term loan.

Income Taxes

We recorded an income tax benefit of $1.1 million and $0.6 million for the three months ended March 31, 2025 and 2024, respectively. The primary driver of the change in our effective tax rate was attributable to the Company recording less expense related to stock-based compensation discrete items when compared to the prior year period.

Liquidity and Capital Resources

Cash Flows

On March 31, 2025, our principal sources of liquidity were cash of $83.6 million and net accounts receivable of $35.7 million. This compares to cash of $60.7 million and net accounts receivable of $47.4 million at March 31, 2024.

The following table summarizes our cash flows for the periods indicated:

	Three Months Ended
	March 31,
(In thousands)	2025	2024
Net cash provided by (used in):
Operating activities	$417	$924
Investing activities	(407)	(502)
Financing activities	(10,758)	(749)
Net decrease in cash	$(10,748)	$(327)

Operating Activities

Net cash provided by operating activities during the three months ended March 31, 2025 was $0.4 million, resulting from non-cash net income adjustments of $4.0 million, a net loss of $3.0 million and a net decrease in operating assets and liabilities of $0.7 million. The positive non-cash net income adjustments consisted primarily of $2.1 million of stock-based compensation expense and $1.7 million of depreciation. Cash used relating to the change in operating assets and liabilities primarily consisted of a decrease in net accounts receivable of $9.2 million, a $1.4 million increase in accounts payable and a $0.3 million increase in accrued expenses and other liabilities, partially offset by a decrease in accrued payroll and related taxes of $7.0 million, an increase in prepaid expenses and other assets of $2.5 million, a decrease in income taxes payable of $1.3 million, an increase in right of use operating lease assets of $0.3 million, an increase in net investment in leases of $0.3 million and an increase in inventories of $0.2 million.

Net cash provided by operating activities during the three months ended March 31, 2024 was $0.9 million, resulting from non-cash net loss adjustments of $3.8 million, partially offset by a net loss of $2.2 million and a net decrease in operating assets and liabilities of $0.6 million. The positive non-cash net loss adjustments consisted primarily of $2.0 million of stock-based compensation expense and $1.6 million of depreciation and amortization expense. Cash used relating to the change in operating assets and liabilities primarily consisted of a decrease in accrued payroll and related taxes of $5.8 million, a decrease in accounts payable and accrued expenses of $1.6, an increase in prepaid expenses and other assets of $0.8 million and a decrease in income taxes payable of $0.7 million, partially offset by a decrease in net accounts receivable of $6.7 million and an increase in inventories of $1.7 million.

Investing Activities

Net cash used in investing activities during the three months ended March 31, 2025, was $0.4 million, consisting of purchases of property and equipment and patent costs.

Net cash used in investing activities during the three months ended March 31, 2024, was $0.5 million, consisting of purchases of property and equipment primarily related to tenant improvements, and patent costs.

Financing Activities

Net cash used in financing activities during the three months ended March 31, 2025, was $10.8 million, primarily consisting of payments of $10.0 million for the repurchase of our common stock and a payment of $0.8 million made on our term loan.

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

As of March 31, 2025, we had outstanding borrowings of $25.5 million under the Credit Agreement, comprised entirely of the term loan. The principal of the term loan is required to be repaid in quarterly installments of $750,000.

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

During the three months ended March 31, 2025, we repurchased 635,603 shares for approximately $10.0 million. We used cash on hand to fund these repurchases. As of March 31, 2025, approximately $16.5 million remained authorized under the stock repurchase program.

Future Cash Requirements

For a discussion of our material estimated future cash requirements under our contractual obligations and commercial commitments, in total and disaggregated into current and long-term, see “Future Cash Requirements” included in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2024. There have been no material changes since December 31, 2024.

Adequacy of Resources

Our future cash requirements may vary significantly from those now planned and will depend on many factors, including:

●	the impacts of inflation, rising interest rates or a recession on our business;
●	sales and marketing resources needed to further penetrate our market;
●	expansion of our operations;
●	IT investments to scale our business;
●	response of competitors to our solutions and applications;
●	costs associated with clinical research activities;
●	increases in interest rates;
●	labor shortages and wage inflation;
●	component price inflation;
●	costs to develop and implement new products and revisions to existing products; and
●	use of capital for acquisitions or licenses, if any.

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

Inflation and changing prices did not have a material effect on our business during the quarter ended March 31, 2025. However, recent changes and announcements in U.S. and global tariff frameworks could negatively impact our supply chain and increase our cost of goods sold. The ultimate impact of tariffs, including any related responses, are uncertain and will depend on various factors, including which tariffs are ultimately implemented, the timing of implementation, any exemptions available, and the amount, scope and nature of the tariffs. We continue to analyze the potential impact of recently announced tariffs, trade actions and related effects on our business and, at this time, we estimate that the impacts on our cost of goods sold could be up to $5.0 million for the year ended December 31, 2025. While we are actively working to mitigate tariff impacts, there is no assurance that such actions will be effective.

Recent Accounting Pronouncements

Refer to Note 3 – “Summary of Significant Accounting Policies” of the condensed consolidated financial statements contained in this report for a description of recently issued accounting pronouncements that are applicable to our business.

Critical Accounting Estimates

Critical accounting estimates are those that involve a significant level of estimation uncertainty and have had or are reasonably likely to have a material impact on our financial condition and results of operations. For additional information, please see the discussion of our most critical accounting estimates under “Critical Accounting Estimates” in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2024.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

For a discussion on our market risks, see Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” included in our Annual Report on Form 10-K for the year ended December 31, 2024. There have been no material changes since December 31, 2024.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2025. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 31, 2025, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, that occurred during the quarter ended March 31, 2025, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

Information pertaining to certain legal proceedings in which we are involved can be found in Note 9 – “Commitments and Contingencies” to our condensed consolidated financial statements included in Part I, Item 1 of this report and is incorporated herein by reference.

Item 1A. Risk Factors.

In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the factors discussed in “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2024, which could materially affect our business, financial condition or future results. There have been no material changes in our risk factors from those disclosed in that report.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Issuer Purchases of Equity Securities

			Total Number	Approximate
			of Shares	Dollar Value of
			Purchased as	Shares that
			Part of Publicly	May Yet Be
	Total Number	Average	Announced	Purchased
	of Shares	Price Paid	Plans or	Under the Plans or
Period	Purchased	Per Share(1)	Programs	Programs(2)
January 2025	198,500	$17.60	198,500	$22,997,796
February 2025	208,700	16.13	208,700	19,631,490
March 2025	228,403	13.83	228,403	16,472,774
Total	635,603		635,603

(1)	Amount includes commissions paid.
(2)	On November 4, 2024, we announced that our board of directors authorized a program to repurchase shares of our common stock in an aggregate amount not to exceed $30.0 million. The share repurchase program became effective on October 30, 2024 and expires on October 31, 2026.

Item 3. Defaults Upon Senior Securities.

Not applicable.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Trading Arrangements

During the quarter ended March 31, 2025, none of our directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) of the Exchange Act or any non-Rule 10b5-1 trading arrangement (as defined in Item 408(c) of Regulation S-K).

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

101.1

Inline XBRL for the following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2025: (i) Balance Sheets, (ii) Statements of Operations, (iii) Statements of Stockholders’ Equity, (iv) Statements of Cash Flows, and (v) Notes to the Condensed Consolidated Financial Statements; and for the information set forth in Part II, Item 5.

X

104.1	Cover page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101.1)				X

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Tactile Systems Technology, Inc.

Date: May 5, 2025	By:	/s/ Elaine M. Birkemeyer
Elaine M. Birkemeyer
Chief Financial Officer
(Principal financial and accounting officer)