Form 10-Q
period 2025-06-30
TACTILE SYSTEMS TECHNOLOGY INC
filed 2025-08-04
CIK 1027838

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2025

or

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

22,292,145 shares of common stock, par value $0.001 per share, were outstanding as of July 31, 2025.

Forward-Looking Information

All statements, other than statements of historical facts, contained in this Quarterly Report on Form 10-Q, including statements regarding our business, operations and financial performance and condition, as well as our plans, objectives and expectations for our business, operations and financial performance and condition, are forward-looking statements. In some cases, you can identify forward-looking statements by the following words: "anticipate," "believe," "continue," "could," "estimate," "expect," "intend," "may," "might," "ongoing," "plan," "potential," "predict," "project," "should," "target," "will," "would," or the negative of these terms or other comparable terminology, although not all forward-looking statements contain these words. Forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our results, levels of activity, performance or achievements to be materially different from the information expressed or implied by the forward-looking statements in this Quarterly Report on Form 10-Q. These risks, uncertainties and other factors include, but are not limited to:

●	our ability to obtain reimbursement from third-party payers for our products;
●	adverse economic conditions, including inflation, rising interest rates or recession;
●	the adequacy of our liquidity to pursue our business objectives;
●	price increases for supplies and components;
●	wage and component price inflation;
●	loss of a key supplier or other supply chain disruptions;
●	entry of new competitors and/or competitive products;
●	compliance with and changes in federal, state and local government laws and regulations;
●	technological obsolescence of, or quality issues with, our products;
●	our ability to expand our business through strategic acquisitions;
●	our ability to integrate acquisitions and related businesses;
●	the effects of current and future U.S. and foreign trade policy and tariff actions; and
●	the inability to carry out research, development and commercialization plans.

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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

Tactile Systems Technology, Inc.
Condensed Consolidated Balance Sheets
(Unaudited)
	June 30,	December 31,
(In thousands, except share and per share data)	2025	2024
Assets
Current assets
Cash	$81,528	$94,367
Accounts receivable, net	33,086	44,937
Net investment in leases	14,457	14,540
Inventories	17,111	18,666
Income taxes receivable	457	—
Prepaid expenses and other current assets	6,348	5,053
Total current assets	152,987	177,563
Non-current assets
Property and equipment, net	4,897	5,603
Right of use operating lease assets	15,462	16,633
Intangible assets, net	40,904	42,789
Goodwill	31,063	31,063
Deferred income taxes	18,333	18,311
Other non-current assets	9,402	5,962
Total non-current assets	120,061	120,361
Total assets	$273,048	$297,924
Liabilities and Stockholders' Equity
Current liabilities
Accounts payable	$8,025	$5,648
Note payable	2,956	2,956
Accrued payroll and related taxes	12,678	17,923
Accrued expenses	8,180	7,780
Income taxes payable	—	270
Operating lease liabilities	3,095	2,980
Other current liabilities	5,469	3,147
Total current liabilities	40,403	40,704
Non-current liabilities
Note payable, non-current	21,743	23,220
Accrued warranty reserve, non-current	1,241	1,209
Income taxes payable, non-current	355	239
Operating lease liabilities, non-current	14,380	15,955
Total non-current liabilities	37,719	40,623
Total liabilities	78,122	81,327

Stockholders’ equity:
Preferred stock, $0.001 par value, 50,000,000 shares authorized; none issued and outstanding as of June 30, 2025 and December 31, 2024	—	—
Common stock, $0.001 par value, 300,000,000 shares authorized; 22,292,145 shares issued and outstanding as of June 30, 2025; 23,883,475 shares issued and outstanding as of December 31, 2024	22	24
Additional paid-in capital	158,807	180,719
Retained earnings	36,097	35,854
Total stockholders’ equity	194,926	216,597
Total liabilities and stockholders’ equity	$273,048	$297,924

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Tactile Systems Technology, Inc.
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands, except share and per share data)	2025	2024	2025	2024
Revenue
Sales revenue	$70,531	$64,267	$123,000	$117,574
Rental revenue	8,374	8,951	17,173	16,732
Total revenue	78,905	73,218	140,173	134,306
Cost of revenue
Cost of sales revenue	17,483	16,263	31,374	31,207
Cost of rental revenue	2,629	2,852	4,660	5,567
Total cost of revenue	20,112	19,115	36,034	36,774
Gross profit
Gross profit - sales revenue	53,048	48,004	91,626	86,367
Gross profit - rental revenue	5,745	6,099	12,513	11,165
Gross profit	58,793	54,103	104,139	97,532
Operating expenses
Sales and marketing	30,039	28,608	57,555	55,965
Research and development	2,018	2,234	3,759	4,377
Reimbursement, general and administrative	22,034	16,779	42,032	33,040
Intangible asset amortization	619	633	1,252	1,265
Total operating expenses	54,710	48,254	104,598	94,647
Income (loss) from operations	4,083	5,849	(459)	2,885
Interest income	850	754	1,745	1,467
Interest expense	(410)	(529)	(834)	(1,096)
Other income	1	—	1	9
Income before income taxes	4,524	6,074	453	3,265
Income tax expense	1,307	1,776	210	1,176
Net income	$3,217	$4,298	$243	$2,089
Net income per common share
Basic	$0.14	$0.18	$0.01	$0.09
Diluted	$0.14	$0.18	$0.01	$0.09
Weighted-average common shares used to compute net income per common share
Basic	23,092,469	23,873,379	23,399,848	23,769,604
Diluted	23,237,671	24,099,047	23,679,220	24,073,986

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Tactile Systems Technology, Inc.
Condensed Consolidated Statements of Stockholders’ Equity
(Unaudited)

			Additional
	Common Stock		Paid-In	Retained
(In thousands, except share data)	Shares	Par Value	Capital	Earnings	Total
Balances, March 31, 2025	23,584,471	$24	$172,727	$32,880	$205,631
Stock-based compensation	—	—	1,939	—	1,939
Exercise of common stock options and vesting of performance and restricted stock units	112,411	—	—	—	—
Share repurchases	(1,507,496)	(2)	(16,702)	—	(16,704)
Common shares issued for employee stock purchase plan	102,759	—	843	—	843
Net income for the period	—	—	—	3,217	3,217
Balances, June 30, 2025	22,292,145	$22	$158,807	$36,097	$194,926

Balances, December 31, 2024	23,883,475	$24	$180,719	$35,854	$216,597
Stock-based compensation	—	—	4,005	—	4,005
Exercise of common stock options and vesting of performance and restricted stock units	449,010	—	10	—	10
Share repurchases	(2,143,099)	(2)	(26,770)	—	(26,772)
Common shares issued for employee stock purchase plan	102,759	—	843	—	843
Net income for the period	—	—	—	243	243
Balances, June 30, 2025	22,292,145	$22	$158,807	$36,097	$194,926

Balances, March 31, 2024	23,761,897	$24	$176,764	$16,685	$193,473
Stock-based compensation	—	—	1,860	—	1,860
Exercise of common stock options and vesting of performance and restricted stock units	96,944	—	1	—	1
Common shares issued for employee stock purchase plan	107,907	—	1,044	—	1,044
Net income for the period	—	—	—	4,298	4,298
Balances, June 30, 2024	23,966,748	$24	$179,669	$20,983	$200,676

Balances, December 31, 2023	23,600,584	$24	$174,724	$18,894	$193,642
Stock-based compensation	—	—	3,899	—	3,899
Exercise of common stock options and vesting of performance and restricted stock units	258,257	—	2	—	2
Common shares issued for employee stock purchase plan	107,907	—	1,044	—	1,044
Net income for the period	—	—	—	2,089	2,089
Balances, June 30, 2024	23,966,748	$24	$179,669	$20,983	$200,676

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Tactile Systems Technology, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended June 30,
(In thousands)	2025	2024
Cash flows from operating activities
Net income	$243	$2,089
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,385	3,345
Deferred income taxes	(22)	(30)
Stock-based compensation expense	4,005	3,899
Loss on disposal of property and equipment and intangibles	68	54
Changes in assets and liabilities, net of acquisition:
Accounts receivable, net	11,851	1,238
Net investment in leases	83	644
Inventories	1,555	3,681
Income taxes	(611)	(922)
Prepaid expenses and other assets	(4,735)	(364)
Right of use operating lease assets	(289)	(2)
Accounts receivable, non-current	—	6,425
Accounts payable	2,319	(1,592)
Accrued payroll and related taxes	(5,245)	(4,699)
Accrued expenses and other liabilities	2,567	300
Net cash provided by operating activities	15,174	14,066
Cash flows from investing activities
Purchases of property and equipment	(748)	(982)
Proceeds from sale of property and equipment	—	12
Intangible assets expenditures	(56)	(57)
Net cash used in investing activities	(804)	(1,027)
Cash flows from financing activities
Payments on note payable	(1,500)	(1,500)
Proceeds from exercise of common stock options	10	2
Proceeds from the issuance of common stock from the employee stock purchase plan	843	1,044
Payments for repurchases of common stock	(26,562)	—
Net cash used in financing activities	(27,209)	(454)
Net (decrease) increase in cash	(12,839)	12,585
Cash – beginning of period	94,367	61,033
Cash – end of period	$81,528	$73,618

Supplemental cash flow disclosure
Cash paid for interest	$828	$1,099
Cash paid for taxes	$892	$2,177
Accrued excise tax on stock repurchases	$210	$—
Capital expenditures incurred but not yet paid	$58	$27

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Tactile Systems Technology, Inc.

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

Note 1. Nature of Business and Operations

Tactile Systems Technology, Inc. (“we,” “us,” “our,” and the “Company”) manufactures and distributes medical devices for the treatment of patients with underserved chronic diseases at home. Our lymphedema product portfolio includes Flexitouch® Plus, Entre™ Plus and Nimbl compression device systems.  These products help control the symptoms of lymphedema, a chronic and progressive condition.  Our lymphedema products are sold in the United States through a direct sales force that calls on vascular disease clinicians, vein and wound centers and oncology providers and clinicians, including lymphedema therapists.

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

The results for the six months ended June 30, 2025, are not necessarily indicative of results to be expected for the year ending December 31, 2025, or for any other interim period or for any future year. The condensed consolidated interim financial statements should be read in conjunction with the audited financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2024.

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

Note 3. Summary of Significant Accounting Policies

Significant Accounting Policies

There were no material changes in our significant accounting policies during the six months ended June 30, 2025. See Note 3 – “Summary of Significant Accounting Policies” to the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2024, for information regarding our significant accounting policies.

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

Accounting Pronouncements Not Yet Adopted

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

Note 4. Inventories

Inventories consisted of the following:

(In thousands)	At June 30, 2025	At December 31, 2024
Finished goods	$6,930	$6,149
Component parts and work-in-process	10,181	12,517
Total inventories	$17,111	$18,666

Note 5. Goodwill and Intangible Assets

Goodwill

In the third quarter of fiscal 2021, we completed the AffloVest Acquisition. The purchase price of the AffloVest product line exceeded the net acquisition-date estimated fair value amounts of the identifiable assets acquired and the liabilities assumed by $31.1 million, which was assigned to goodwill.

Intangible Assets

Our patents and other intangible assets are summarized as follows:

	Weighted-	At June 30, 2025
	Average	Gross
	Amortization	Carrying	Accumulated	Net
(In thousands)	Period	Amount	Amortization	Amount
Definite-lived intangible assets:
Patents	11 years	$1,065	$315	$750
Defensive intangible assets	—	1,125	1,125	—
Customer accounts	—	125	125	—
Customer relationships	9 years	31,000	9,088	21,912
Developed technology	7 years	13,000	4,504	8,496
Subtotal		46,315	15,157	31,158
Unamortized intangible assets:
Tradenames		9,500	—	9,500
Patents pending		246	—	246
Total intangible assets		$56,061	$15,157	$40,904

	Weighted-	At December 31, 2024
	Average	Gross
	Amortization	Carrying	Accumulated	Net
(In thousands)	Period	Amount	Amortization	Amount
Definite-lived intangible assets:
Patents	12 years	$1,148	$333	$815
Defensive intangible assets	< 1 year	1,125	1,065	60
Customer accounts	—	125	125	—
Customer relationships	10 years	31,000	7,896	23,104
Developed technology	8 years	13,000	3,913	9,087
Subtotal		46,398	13,332	33,066
Unamortized intangible assets:
Tradenames		9,500	—	9,500
Patents pending		223	—	223
Total intangible assets		$56,121	$13,332	$42,789

Amortization expense was $0.9 million and $1.0 million for the three months ended June 30, 2025 and 2024, respectively, and $1.9 million for each of the six months ended June 30, 2025 and 2024, of which $0.3 million in each of the three months ended June 30, 2025 and 2024, and $0.6 million in each of the six months ended June 30, 2025 and 2024, was recorded in cost of sales revenue. Future amortization expenses are expected as follows:

(In thousands)
2025 (July 1 - December 31)	$1,825
2026	3,646
2027	3,638
2028	3,637
2029	3,632
Thereafter	14,780
Total	$31,158

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

Note 6. Accrued Expenses

Accrued expenses consisted of the following:

(In thousands)	At June 30, 2025	At December 31, 2024
In-transit inventory	$2,256	$1,013
Sales and use tax	1,765	802
Warranty	1,395	1,784
Travel	1,106	1,120
Legal and consulting	872	1,318
Clinical studies	34	304
Other	752	1,439
Total	$8,180	$7,780

Note 7. Warranty Reserves

The activity in the warranty reserve during and as of the end of the reporting periods presented was as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands)	2025	2024	2025	2024
Beginning balance	$2,774	$3,836	$2,993	$4,038
Warranty provision	441	902	921	1,742
Processed warranty claims	(579)	(1,046)	(1,278)	(2,088)
Ending balance	$2,636	$3,692	$2,636	$3,692

Accrued warranty reserve, current	$1,395	$2,131	$1,395	$2,131
Accrued warranty reserve, non-current	1,241	1,561	1,241	1,561
Total accrued warranty reserve	$2,636	$3,692	$2,636	$3,692

Note 8. Credit Agreement

On April 30, 2021, we entered into an Amended and Restated Credit Agreement (the “2021 Restated Credit Agreement”) with the lenders from time to time party thereto, and Wells Fargo Bank, National Association, as Administrative Agent. The 2021 Restated Credit Agreement amended and restated in its entirety our prior credit agreement.

On September 8, 2021, we entered into a First Amendment Agreement (the “Amendment”), which amended the 2021 Restated Credit Agreement (as amended by the Amendment, the “Credit Agreement”) with the lenders from time to time party thereto and Wells Fargo Bank, National Association, as administrative agent. The Amendment, among other things, added a $30.0 million incremental term loan to the $25.0 million revolving credit facility provided by the 2021 Restated Credit Agreement. The term loan is reflected on our condensed consolidated financial statements as a note payable. The Credit Agreement provides that, subject to satisfaction of certain conditions, we may increase the amount of the revolving loans available under the Credit Agreement and/or add one or more term loan facilities in an amount not to exceed $25.0 million in the aggregate, such that the total aggregate principal amount of loans available under the Credit Agreement (including under the revolving credit facility) does not exceed $80.0 million.

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

Following the Third Amendment, the term loan and amounts drawn under the revolving credit facility bear interest, at our option, at a rate equal to (a) the highest of (i) the prime rate, (ii) the federal funds rate plus 0.50% and (iii) Adjusted Term SOFR for a one-month tenor plus 1% (the “Base Rate”) plus an applicable margin or (b) Adjusted Term SOFR for an interest period of one, three or six months, at our option, plus the applicable margin. The applicable margin is 0.75% to 2.25% on loans bearing interest at the Base Rate and 1.75% to 3.25% on loans bearing interest at Adjusted Term SOFR, in each case depending on our consolidated total leverage ratio; except that, pursuant to the Second Amendment and the Third Amendment, during the period commencing on February 22, 2022 and ending on the last day of the fiscal quarter ending June 30, 2023, the applicable margin for LIBOR rate loans and Adjusted Term SOFR loans, as applicable, was 3.50%. As of June 30, 2025, all outstanding borrowings were subject to interest at a rate calculated at Adjusted Term SOFR plus an applicable margin, for an interest rate of 6.13%.

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

As of June 30, 2025, we had outstanding borrowings of $24.8 million under the Credit Agreement, comprised entirely of the term loan. The principal of the term loan is required to be repaid in quarterly installments of $750,000. Maturities of the term loan for the next two years as of June 30, 2025, are as follows:

(In thousands)	Amount
2025 (July 1 - December 31)	$1,500
2026	23,250
Total	24,750
Less: Deferred financing fees	(51)
Net note payable	24,699
Less: current portion of note payable	(2,956)
Non-current portion of note payable	$21,743

Our obligations under the Credit Agreement are secured by a security interest in substantially all of our and our subsidiary’s assets and are also guaranteed by our subsidiary. As of June 30, 2025, the Credit Agreement contained a number of restrictions and covenants, including that we maintain compliance with a maximum consolidated total leverage ratio, a minimum fixed charge coverage ratio and a minimum consolidated EBITDA covenant. As of June 30, 2025, we were in compliance with all covenants under the Credit Agreement.

On July 31, 2025, we entered into an Amended and Restated Credit Agreement (the “2025 Restated Credit Agreement”), which amended and restated the Credit Agreement in its entirety. The 2025 Restated Credit Agreement, among other things, revised the applicable margin payable under the revolving credit facility under the 2025 Restated Credit Agreement from 1.75% to 2.75% and the unused line fee at a rate per annum from 0.125% to 0.250%, in each case depending on our consolidated leverage ratio. The 2025 Restated Credit Agreement also eliminated the minimum consolidated EBITDA financial covenant, such that the financial covenants now consist of a maximum consolidated total leverage ratio covenant and a minimum fixed charge coverage ratio covenant.  In addition, the 2025 Restated Credit Amendment expanded the revolving credit facility from $25.0 million to $40.0 million and extended the maturity date of the revolving credit facility from August 1, 2026, to July 31, 2028.

In connection with the entry into the 2025 Restated Credit Agreement, on July 31, 2025, we paid off the full amount outstanding under the term loan, which was $24.4 million (inclusive of principal and interest), using cash on hand. The 2025 Restated Credit Agreement removes the provisions from the Credit Agreement related to a committed term loan, such that the only term loan related provisions in the 2025 Restated Credit Agreement relate to our ability to request uncommitted incremental term loan facilities and/or an increase in the amount of the revolving loans available under the 2025 Restated Credit Agreement in an amount not to exceed $25.0 million in the aggregate, subject to the satisfaction of certain conditions.

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

Buildings

We lease certain office and warehouse space at various locations in the United States where we provide services. These leases are typically greater than one year with fixed, escalating rents over the noncancelable terms and, therefore, ROU operating lease assets and operating lease liabilities are recorded on the Condensed Consolidated Balance Sheets, with rent expense recognized on a straight-line basis over the term of the lease. The remaining lease terms vary from approximately one to six years as of June 30, 2025.

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

Computer and Office Equipment

We also have operating lease agreements for certain computer and office equipment. The remaining lease terms as of June 30, 2025, ranged from less than one year to approximately three years with fixed monthly payments that are included in the ROU operating lease assets and operating lease liabilities. The leases provide an option to purchase the related equipment at fair market value at the end of the lease. The leases will automatically renew as a month-to-month rental at the end of the lease if the equipment is not purchased or returned.

Lease Position, Undiscounted Cash Flow and Supplemental Information

The table below presents information related to our ROU operating lease assets and operating lease liabilities that we have recorded:

(In thousands)	At June 30, 2025	At December 31, 2024
Right of use operating lease assets	$15,462	$16,633

Operating lease liabilities:
Current	$3,095	$2,980
Non-current	14,380	15,955
Total	$17,475	$18,935

Operating leases:
Weighted average remaining lease term	5.3 years	5.8 years
Weighted average discount rate	4.3%	4.4%

	Six Months Ended June 30,
	2025	2024
Supplemental cash flow information for our operating leases:
Cash paid for operating lease liabilities	$1,851	$1,743
Non-cash right of use assets obtained in exchange for new operating lease obligations	$—	$3

The table below reconciles the undiscounted cash flows for the periods presented to the operating lease liabilities recorded on the Condensed Consolidated Balance Sheet for the periods presented:

(In thousands)
2025 (July 1 - December 31)	$1,884
2026	3,808
2027	3,311
2028	3,275
2029	3,309
Thereafter	3,692
Total minimum lease payments	19,279
Less: Amount of lease payments representing interest	(1,804)
Present value of future minimum lease payments	17,475
Less: Current obligations under operating lease liabilities	(3,095)
Non-current obligations under operating lease liabilities	$14,380

Operating lease costs were $0.9 million for each of the three months ended June 30, 2025 and 2024. Operating lease costs were $1.8 million for each of the six months ended June 30, 2025 and 2024.

Major Vendors

We had purchases from one vendor that accounted for 12% and 17% of our total purchases for the three months ended June 30, 2025 and 2024, respectively. We had purchases from one vendor that accounted for 12% and 20% of our total purchases for the six months ended June 30, 2025 and 2024, respectively.

Purchase Commitments

We issued purchase orders prior to June 30, 2025, totaling $30.4 million for goods that we expect to receive within the next year.

Retirement Plan

We maintain a 401(k) retirement plan for our employees in which eligible employees can contribute a percentage of their pre-tax compensation. We recorded an expense related to our discretionary contributions to the 401(k) plan of $0.7 and $0.4 million for the three months ended June 30, 2025 and 2024, respectively, and $1.4 million and $1.1 million for the six months ended June 30, 2025 and 2024, respectively.

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

Note 10. Stockholders' Equity

Share Repurchase Program

On November 4, 2024, we announced that our board of directors authorized a program to repurchase shares of our common stock in the open market or in privately negotiated purchases, or both, in an aggregate amount not to exceed $30.0 million. The share repurchase program became effective on October 30, 2024 and was scheduled to expire on October 31, 2026. Upon purchase of the shares, we reduce our common stock for the par value of the shares with the excess cost applied against additional paid-in capital.

Repurchases are funded through available cash balances and ongoing business operating cash generation and could have been suspended or discontinued at any time. Shares of stock repurchased under the program are immediately retired. Repurchases under our share repurchase program reduce the weighted-average number of shares of common stock outstanding for basic and diluted earnings per share calculations.

We made repurchases under the share repurchase program in the following periods, which include the market price of the shares, commissions and excise tax:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands, except share and per share data)	2025	2024	2025	2024
Number of shares repurchased	1,507,496	—	2,143,099	—
Total share repurchased cost	$16,704	$—	$26,772	$—
Average total cost per repurchased share	$11.08	$—	$12.49	$—

As of June 24, 2025, the Company had utilized substantially all of the repurchase authorization under the program and therefore completed the share repurchase program. In aggregate under the program, the Company repurchased a total of 2,338,617 shares of common stock at a total cost of $30.0 million.

Stock-Based Compensation

On May 7, 2025, our stockholders approved the Tactile Systems Technology, Inc. 2025 Equity Incentive Plan (the “2025 Plan”), which authorizes us to grant stock options, stock appreciation rights, restricted stock, stock units and other stock-based awards to employees, non-employee directors and certain consultants and advisors. The 2025 Plan provides for the issuance of up to 1,850,000 shares of our common stock, plus the number of shares subject to any award under the 2016 Equity Incentive Plan (the “2016 Plan”) that was outstanding on May 7, 2025 and that later expires, is cancelled or forfeited, is settled for cash or otherwise does not result in the issuance of all of the shares subject to such award. As of June 30, 2025, 1,595,027 shares were available for future grant pursuant to the 2025 Plan.

Following our stockholders’ approval of the 2025 Plan on May 7, 2025, no additional grants will be made under 2016 Plan.  However, outstanding awards under the 2016 Plan will continue to be governed by their respective original terms.

We recorded stock-based compensation expense of $1.9 million for each of the three months ended June 30, 2025 and 2024, and $4.0 million and $3.9 million for the six months ended June 30, 2025 and 2024, respectively. This expense was allocated as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands)	2025	2024	2025	2024
Cost of revenue	$101	$103	$200	$186
Sales and marketing expenses	465	606	968	1,344
Research and development expenses	52	48	85	81
Reimbursement, general and administrative expenses	1,321	1,103	2,752	2,288
Total stock-based compensation expense	$1,939	$1,860	$4,005	$3,899

Stock Options

Stock options issued to participants other than non-employees typically vest over three or four years and typically have a contractual term of seven or ten years. Stock-based compensation expense included in the Condensed Consolidated Statements of Operations for stock options was $0.0 million and $0.1 million for the three months ended June 30, 2025 and 2024, respectively, and $0.0 million and $0.2 million for the six months ended June 30, 2025 and 2024, respectively. As of June 30, 2025, there was approximately $12,050 of total unrecognized pre-tax stock option expense under our equity compensation plans, which is expected to be recognized on a straight-line basis over a weighted-average period of 0.4 years.

Our stock option activity for the six months ended June 30, 2025, was as follows:

		Weighted-	Weighted-
		Average	Average	Aggregate
	Options	Exercise Price	Remaining	Intrinsic
(In thousands except options and per share data)	Outstanding	Per Share	Contractual Life	Value (1)
Balance at December 31, 2024	394,871	$40.70	2.8 years	$309
Exercised	(2,364)	$4.23		$22
Cancelled/Expired	(114,429)	$42.14
Balance at June 30, 2025	278,078	$40.42	2.5 years	$49

Options exercisable at June 30, 2025	272,690	$41.45	2.45 years	$33

(1)	The aggregate intrinsic value of options exercised represents the difference between the exercise price of the option and the closing stock price of our common stock on the date of exercise. The aggregate intrinsic value of options outstanding represents the difference between the exercise price of the option and the closing stock price of our common stock on the last trading day of the period.

Options exercisable of 392,239 as of June 30, 2024, had a weighted-average exercise price of $42.19 per share.

Time-Based Restricted Stock Units

We have granted time-based restricted stock units to certain participants under the 2016 Plan that are stock-settled with common shares. Time-based restricted stock units granted under the 2016 Plan vest over one to three years. Stock-based compensation expense included in the Condensed Consolidated Statements of Operations for time-based restricted stock units was $1.4 million and $1.5 million for the three months ended June 30, 2025 and 2024, respectively, and $2.9 million for each of the six months ended June 30, 2025 and 2024. As of June 30, 2025, there was approximately $9.1 million of total unrecognized pre-tax compensation expense related to outstanding time-based restricted stock units that is expected to be recognized over a weighted-average period of 2.0 years.

Our time-based restricted stock unit activity for the six months ended June 30, 2025, was as follows:

		Weighted-
		Average Grant	Aggregate
	Units	Date Fair Value	Intrinsic
(In thousands except unit and per unit data)	Outstanding	Per Unit	Value (1)
Balance at December 31, 2024	728,426	$14.33	$12,478
Granted	467,253	$13.85
Vested	(345,920)	$15.05
Cancelled	(39,489)	$14.66
Balance at June 30, 2025	810,270	$13.73	$8,216

(1)	The aggregate intrinsic value of restricted stock units outstanding was based on our closing stock price on the last trading day of the period.

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

Stock-based compensation expense recognized for PSUs was $0.3 and $0.2 million for the three months ended June 30, 2025 and 2024, respectively, and $0.7 and $0.6 million for the six months ended June 30, 2025 and 2024, respectively. As of June 30, 2025, there was approximately $2.5 million of total unrecognized pre-tax compensation expense related to outstanding PSUs that is expected to be recognized over a weighted average period of 2.4 years.

Our PSU activity for the six months ended June 30, 2025, was as follows:

		Weighted-
		Average Grant	Aggregate
	PSUs	Date Fair Value	Intrinsic
(In thousands except unit and per unit data)	Outstanding	Per Unit	Value (1)
Balance at December 31, 2024	272,919	$15.19	$4,675
Granted	168,722	$15.38
Vested	(120,436)	$16.67
Cancelled	(9,033)	$13.77
Balance at June 30, 2025	312,172	$14.75	$3,165

(1)	The aggregate intrinsic value of PSUs outstanding was based on our closing stock price on the last trading day of the period.

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

A total of 1,600,000 shares of common stock was initially reserved for issuance under the ESPP. This share reserve will automatically be supplemented each January 1, commencing in 2017 and ending on and including January 1, 2026, by an amount equal to the least of (a) 1% of the shares of our common stock outstanding on the immediately preceding December 31, (b) 500,000 shares or (c) such lesser amount as our Board of Directors may determine. Pursuant to the automatic increase feature of the ESPP, 240,780 shares were added as available for issuance thereunder on January 1, 2025 and 236,003 shares were added as available for issuance thereunder on January 1, 2024. As of June 30, 2025, 1,582,926 shares were available for future issuance under the ESPP. We recognized stock-based compensation expense associated with the ESPP of $0.2 million and $0.1 million for the three months ended June 30, 2025 and 2024, respectively. We recognized stock-based compensation expense associated with the ESPP of $0.4 million and $0.2 million for the six months ended June 30, 2025 and 2024, respectively.

Note 11. Revenue

We derive our revenue from the sale and rental of our products to our customers in the United States. The following table presents our revenue, inclusive of sales and rental revenue, disaggregated by product line:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands)	2025	2024	2025	2024
Revenue
Lymphedema products	$65,969	$64,683	$116,524	$116,996
Airway clearance products	12,936	8,535	23,649	17,310
Total	$78,905	$73,218	$140,173	$134,306

Percentage of total revenue
Lymphedema products	84%	88%	83%	87%
Airway clearance products	16%	12%	17%	13%
Total	100%	100%	100%	100%

Our revenue by channel, inclusive of sales and rental revenue, for the three and six months ended June 30, 2025 and 2024, are summarized in the following table:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands)	2025	2024	2025	2024
Private insurers and other payers	$39,041	$44,066	$67,986	$75,343
Veterans Administration	7,506	8,071	14,043	14,897
Medicare	19,422	12,546	34,495	26,756
Durable medical equipment distributors	12,936	8,535	23,649	17,310
Total	$78,905	$73,218	$140,173	$134,306

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

Rental revenue for each of the three and six months ended June 30, 2025 and 2024, was primarily from private insurers. Sales-type lease revenue and the associated cost of revenue for the three and six months ended June 30, 2025 and 2024, was:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2025	2024	2025	2024
Sales-type lease revenue	$8,374	$8,951	$17,173	$16,732
Cost of sales-type lease revenue	2,629	2,852	4,660	5,567
Gross profit	$5,745	$6,099	$12,513	$11,165

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

The effective tax rate for the three months ended June 30, 2025 was an expense of 28.9%, compared to an expense of 29.2% for the three months ended June 30, 2024. The primary driver of the change in the Company’s effective tax rate was attributable to the relative impact of stock-based compensation discrete tax items. We recorded an income tax expense of $1.3 million and an income tax expense of $1.8 million for the three months ended June 30, 2025 and 2024, respectively.

The effective tax rate for the six months ended June 30, 2025 was an expense of 46.4%, compared to an expense of 36.0% for the six months ended June 30, 2024. The primary driver of the change in the Company’s effective tax rate was attributable to the relative impact of stock-based compensation discrete tax items. Although discrete tax expense was lower in absolute terms in the current year period, it represented a larger proportion of pre-tax income due to lower overall earnings. As a result, the discrete items had a more significant effect on the effective tax rate, increasing it compared to the same prior year period.  We recorded an income tax expense of $0.2 million and an income tax expense of $1.2 million for the six months ended June 30, 2025 and 2024, respectively.

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

On July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”) was enacted. Key income tax-related provisions of the OBBBA include the repeal of mandatory capitalization of research and development expenditures under Internal Revenue Code (IRC) Section 174 (reinstating full expensing beginning in 2025), extension of bonus depreciation, and revisions to international tax regimes. We are evaluating the financial implications of the OBBBA and will begin reflecting its effects in the third quarter of 2025. We currently expect the OBBBA to have a minimal impact on our effective tax rate and to favorably impact the timing of cash taxes. Based on our estimates and assumptions, we currently expect that, after taking into account the anticipated impacts of the OBBBA, our full-year 2025 cash tax benefit will be approximately $4.6 million.

Note 13. Net Income Per Share

The following table sets forth the computation of our basic and diluted net income per share:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands, except share and per share data)	2025	2024	2025	2024
Net income	$3,217	$4,298	$243	$2,089
Weighted-average shares outstanding	23,092,469	23,873,379	23,399,848	23,769,604
Weighted-average shares used to compute diluted net income per share	23,237,671	24,099,047	23,679,220	24,073,986
Net income per share - Basic	$0.14	$0.18	$0.01	$0.09
Net income per share - Diluted	$0.14	$0.18	$0.01	$0.09

The following common stock equivalents were excluded from the computation of diluted net income per share for the periods presented because including them would have been anti-dilutive:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
Restricted stock units	616,951	449,056	810,270	493,370
Common stock options	245,817	381,187	278,078	387,298
Performance stock units	143,695	—	248,399	166,457
Total	1,006,463	830,243	1,336,747	1,047,125

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

Overview

We are a medical technology company that develops and commercializes medical devices in the United States. Our mission is to reveal and treat people with underserved chronic conditions and help them care for themselves at home. We focus our efforts on advancing the standard of care in home-based solutions for patients with lymphedema and chronic respiratory conditions by improving clinical, patient and economic outcomes. In our lymphedema product line, our sales and marketing channel focus includes (1) oncology-related clinicians who treat cancer survivors diagnosed with secondary lymphedema related to their cancer treatments, (2) vascular disease clinicians who support patients with lymphedema, chronic venous insufficiency, and lipedema and (3) wound, vein and lymphatic massage clinics. In our airway clearance product line, we support patients suffering from chronic, severe respiratory conditions, particularly bronchiectasis, and we sell our products indirectly through home medical equipment and DME providers. We generally employ a direct-to-patient and -clinician business model within our lymphedema portfolio, through which we obtain patient referrals and prescriptions from clinicians, manage insurance claims on behalf of our patients and their clinicians, deliver our solutions directly to patients and train them on the proper use of our solutions. Across our two product lines, our home-based solutions deliver cost-effective, clinically proven and long-term treatment for indicated patients.

Our current lymphedema products are the Flexitouch Plus, Entre Plus and Nimbl pneumatic compression pump systems and our airway clearance product is a High-Frequency Chest Wall Oscillation (“HFCWO”) device called AffloVest. The Flexitouch system product line is considered an advanced pneumatic compression device. The first generation Flexitouch system received 510(k) clearance from the U.S. Food and Drug Administration (the “FDA”) in July 2002, introducing a medical device technology to address the many limitations of self-administered home-based manual lymphatic drainage therapy. A second generation Flexitouch system received 510(k) clearance from the FDA in October 2006. In September 2016, we received 510(k) clearance from the FDA for the Flexitouch system in treating lymphedema of the head and neck. A third generation, Flexitouch Plus, received 510(k) clearance from the FDA in June 2017. In December 2020, we received 510(k) clearance from the FDA for two new indications for our Flexitouch Plus system: phlebolymphedema and lipedema. The Entre system product line and Nimbl product line are considered basic, or simple, pneumatic compression devices. These systems are sold or rented to patients who need a simple pump or who do not yet qualify for insurance reimbursement for an advanced compression device e.g., a Flexitouch Plus system. We introduced the Entre system in the United States in February 2013, this device was manufactured by Thermotek, Inc. and received FDA clearance in 2010. In 2015, we received FDA clearance for our own first generation Entre system and the second generation, Entre Plus, was released in March 2023. Nimbl, our next-generation pneumatic compression platform, received 510(k) clearance in June 2024 and was commercially launched for upper extremity lymphedema in October 2024 and was commercially launched for lower extremity lymphedema in February 2025. Sales and rentals of our lymphedema products represented 83% and 87% of our revenue in the six months ended June 30, 2025 and 2024, respectively.

On September 8, 2021, we acquired the assets of the AffloVest airway clearance product line. AffloVest is a portable, wearable vest that provides airway clearance to treat patients with chronic respiratory conditions such as bronchiectasis or conditions resulting from neuromuscular disorders. For the six months ended June 30, 2025 and 2024, sales of AffloVest represented 17% and 13% of our revenue, respectively.

To support the growth of our business, we continue to invest in our commercial infrastructure, consisting of a lymphedema and respiratory sales force, marketing team including clinical education programs, patient education team, reimbursement capabilities and clinical expertise. We market our lymphedema products using a direct-to-patient and -clinician model. The AffloVest device is sold through respiratory durable medical equipment providers throughout the United States that service patients and bill third-party payers for the product. We employ a small group of respiratory specialists, who educate DME representatives, provide product demonstrations for targeted clinicians and support technical questions related to the AffloVest. As of June 30, 2025, we employed 161 account managers and 132 specialists for our lymphedema products and a team of 19 specialists supporting our airway clearance products. This compares to 161 account managers and 103 specialists for our lymphedema products and a team of 19 specialists supporting our airway clearance products as of June 30, 2024.

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

For the three months ended June 30, 2025, we generated revenue of $78.9 million and had net income of $3.2 million, compared to revenue of $73.2 million and net income of $4.3 million for the three months ended June 30, 2024. For the six months ended June 30, 2025, we generated revenue of $140.2 million and had net income of $0.2 million, compared to revenue of $134.3 million and net income of $2.1 million for the six months ended June 30, 2024. Our primary sources of capital since our initial public offering in 2016 have been from operating income, bank financing and our public offering in February 2023.

We operate in one segment for financial reporting purposes.

Results of Operations

Comparison of the Three and Six Months Ended June 30, 2025 and 2024

The following table presents our results of operations for the periods indicated:

	Three Months Ended
	June 30,				Change
(In thousands)	2025		2024		$	%
Condensed Consolidated Statement		% of		% of
of Operations Data:		revenue		revenue
Revenue
Sales revenue	$70,531	89%	$64,267	88%	$6,264	10%
Rental revenue	8,374	11%	8,951	12%	(577)	(6)%
Total revenue	78,905	100%	73,218	100%	5,687	8%
Cost of revenue
Cost of sales revenue	17,483	22%	16,263	22%	1,220	8%
Cost of rental revenue	2,629	3%	2,852	4%	(223)	(8)%
Total cost of revenue	20,112	25%	19,115	26%	997	5%
Gross profit
Gross profit - sales revenue	53,048	67%	48,004	66%	5,044	11%
Gross profit - rental revenue	5,745	8%	6,099	8%	(354)	(6)%
Gross profit	58,793	75%	54,103	74%	4,690	9%
Operating expenses
Sales and marketing	30,039	38%	28,608	39%	1,431	5%
Research and development	2,018	3%	2,234	3%	(216)	(10)%
Reimbursement, general and administrative	22,034	28%	16,779	23%	5,255	31%
Intangible asset amortization	619	1%	633	1%	(14)	(2)%
Total operating expenses	54,710	70%	48,254	66%	6,456	13%
Income from operations	4,083	5%	5,849	8%	(1,766)	(30)%
Interest income	850	1%	754	1%	96	13%
Interest expense	(410)	—%	(529)	(1)%	119	(22)%
Other income	1	—%	—	—%	1	—%
Income before income taxes	4,524	6%	6,074	8%	(1,550)	(26)%
Income tax expense	1,307	2%	1,776	2%	(469)	(26)%
Net income	$3,217	4%	$4,298	6%	$(1,081)	(25)%

	Six Months Ended
	June 30,				Change
(In thousands)	2025		2024		$	%
Condensed Consolidated Statement		% of		% of
of Operations Data:		revenue		revenue
Revenue
Sales revenue	$123,000	88%	$117,574	88%	$5,426	5%
Rental revenue	17,173	12%	16,732	12%	441	3%
Total revenue	140,173	100%	134,306	100%	5,867	4%
Cost of revenue
Cost of sales revenue	31,374	22%	31,207	23%	167	1%
Cost of rental revenue	4,660	3%	5,567	4%	(907)	(16)%
Total cost of revenue	36,034	25%	36,774	27%	(740)	(2)%
Gross profit
Gross profit - sales revenue	91,626	66%	86,367	65%	5,259	6%
Gross profit - rental revenue	12,513	9%	11,165	8%	1,348	12%
Gross profit	104,139	75%	97,532	73%	6,607	7%
Operating expenses
Sales and marketing	57,555	41%	55,965	42%	1,590	3%
Research and development	3,759	3%	4,377	3%	(618)	(14)%
Reimbursement, general and administrative	42,032	30%	33,040	25%	8,992	27%
Intangible asset amortization	1,252	1%	1,265	1%	(13)	(1)%
Total operating expenses	104,598	75%	94,647	71%	9,951	11%
Income (loss) from operations	(459)	—%	2,885	2%	(3,344)	(116)%
Interest income	1,745	1%	1,467	1%	278	19%
Interest expense	(834)	(1)%	(1,096)	(1)%	262	(24)%
Other income	1	—%	9	—%	(8)	(89)%
Income before income taxes	453	—%	3,265	2%	(2,812)	(86)%
Income tax expense	210	—%	1,176	1%	(966)	(82)%
Net income	$243	—%	$2,089	3%	$(1,846)	(88)%

Revenue

Revenue increased $5.7 million, or 8%, to $78.9 million in the three months ended June 30, 2025, compared to $73.2 million in the three months ended June 30, 2024. The increase in total revenue was attributable to an increase of $4.4 million, or 52%, in sales of the airway clearance product line and an increase of $1.3 million, or 2%, in sales and rentals of the lymphedema product line in the three months ended June 30, 2025, compared to the three months ended June 30, 2024.

Revenue increased $5.9 million, or 4%, to $140.2 million in the six months ended June 30, 2025, compared to $134.3 million in the six months ended June 30, 2024. The increase in total revenue was attributable to an increase of $6.3 million, or 37%, in sales of the airway clearance product line in the six months ended June 30, 2025, compared to the six months ended June 30, 2024. The increase was partially offset by a decrease of $0.5 million, or 0.4%, in sales and rentals of the lymphedema product line in the six months ended June 30, 2025, compared to the six months ended June 30, 2024.

The increase in the airway clearance product line revenue in the three and six months ended June 30, 2025, was primarily attributable to increased placements of AffloVest among our DME partners. The increase in the lymphedema product line revenue in the three months ended June 30, 2025 was primarily attributable to an increase in headcount and productivity of our field sales team. The decrease in the lymphedema product line revenue in the six months ended June 30, 2025 was primarily attributable to disruption in the early phases of our implementation of a new customer relationship management system and delayed hiring due to a salesforce rebalance and optimization plan.

The following table summarizes our revenue by product line for the three and six months ended June 30, 2025 and 2024, both in dollars and percentage of total revenue:

	Three Months Ended
	June 30,		Change
(In thousands)	2025	2024	$	%
Revenue
Lymphedema products	$65,969	$64,683	$1,286	2%
Airway clearance products	12,936	8,535	4,401	52%
Total	$78,905	$73,218	$5,687	8%

Percentage of total revenue
Lymphedema products	84%	88%
Airway clearance products	16%	12%
Total	100%	100%

	Six Months Ended
	June 30,		Change
(In thousands)	2025	2024	$	%
Revenue
Lymphedema products	$116,524	$116,996	$(472)	0%
Airway clearance products	23,649	17,310	6,339	37%
Total	$140,173	$134,306	$5,867	4%

Percentage of total revenues
Lymphedema products	83%	87%
Airway clearance products	17%	13%
Total	100%	100%

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

Cost of Revenue and Gross Margin

Cost of revenue increased $1.0 million, or 5%, to $20.1 million in the three months ended June 30, 2025, compared to $19.1 million in the three months ended June 30, 2024. The increase in cost of revenue was primarily attributable to the increase in revenue. Cost of revenue decreased $0.7 million, or 2%, to $36.0 million in the six months ended June 30, 2025, compared to $36.7 million in the six months ended June 30, 2024. The decrease in cost of revenue was primarily attributable to lower manufacturing and warranty costs.

Gross margin was 75% and 74% in the three months ended June 30, 2025 and 2024, respectively, and 75% and 73% in the six months ended June 30, 2025 and 2024, respectively.

Sales and Marketing Expenses

Sales and marketing expenses increased $1.4 million, or 5%, to $30.0 million in the three months ended June 30, 2025, compared to $28.6 million in the three months ended June 30, 2024. The increase was primarily attributable to a $1.4 million increase in personnel-related compensation expenses and a $0.4 million increase in expenses related to meetings and seminars, partially offset by a $0.1 million decrease in expenses for professional services, a $0.1 million decrease in travel and entertainment expenses, a $0.1 million decrease in general office and printing expenses and a $0.1 million decrease in expenses related to educational grants.

Sales and marketing expenses increased $1.6 million, or 3%, to $57.6 million in the six months ended June 30, 2025, compared to $56.0 million in the six months ended June 30, 2024. The increase was primarily attributable to a $1.0 million increase in personnel-related compensation expenses, a $0.6 million increase in travel and entertainment expenses and a $0.3 increase in expenses related to meetings and seminars, partially offset by a $0.2 million decrease in expenses for a new product launch and a $0.1 million decrease in expenses related to general office and printing.

Research and Development Expenses

Research and development (“R&D”) expenses decreased $0.2 million, or 10%, to $2.0 million in the three months ended June 30, 2025, compared to $2.2 million in the three months ended June 30, 2024. The decrease was primarily attributable to a $0.3 million decrease in clinical study related expenses and a $0.1 million decrease in personnel-related compensation expenses, partially offset by a $0.2 million increase in IT-related expenses.

R&D expenses decreased $0.6 million, or 14%, to $3.8 million in the six months ended June 30, 2025, compared to $4.4 million in the six months ended June 30, 2024. The decrease was primarily attributable to a $0.6 million decrease in clinical study related expenses and a $0.3 million decrease in personnel-related compensation expenses, partially offset by a $0.3 million increase in IT-related expenses.

Reimbursement, General and Administrative Expenses

Reimbursement, general and administrative expenses increased $5.3 million, or 31%, to $22.0 million in the three months ended June 30, 2025, compared to $16.8 million in the three months ended June 30, 2024. This increase was primarily attributable to a $2.9 million increase in personnel-related compensation expenses, a $1.1 million increase in IT-related expenses, and a $1.3 million increase in occupancy costs, depreciation expense and professional fees.

Reimbursement, general and administrative expenses increased $9.0 million, or 27%, to $42.0 million in the six months ended June 30, 2025, compared to $33.0 million in the six months ended June 30, 2024. This increase was primarily attributable to a $5.3 million increase in personnel-related compensation expenses, a $2.1 million increase in IT-related expenses, and a $1.6 million increase in occupancy costs, depreciation expense and professional fees.

Intangible Asset Amortization

Intangible asset amortization remained consistent at $0.6 million for each of the three months ended June 30, 2025 and 2024.

Intangible asset amortization remained consistent at $1.3 million for each of the six months ended June 30, 2025 and 2024.

Interest Income and Interest Expense

Interest income increased $0.1 million, or 13%, to $0.9 million in the three months ended June 30, 2025, compared to $0.8 million in the three months ended June 30, 2024, primarily due to a higher cash balance in an Institutional Insured Liquid Deposit demand account. Interest expense decreased $0.1 million, or 22%, to $0.4 million in the three months ended June 30, 2025, compared to $0.5 million in the three months ended June 30, 2024, primarily due to the decrease in the outstanding balance of our term loan.

Interest income increased $0.3 million, or 19%, to $1.7 million in the six months ended June 30, 2025, compared to $1.5 million in the six months ended June 30, 2024, primarily due to a higher cash balance in an Institutional Insured Liquid Deposit demand account. Interest expense decreased $0.3 million, or 24%, to $0.8 million in the six months ended June 30, 2025, compared to $1.1 million in the six months ended June 30, 2024, primarily due to the decrease in the outstanding balance of our term loan.

Income Taxes

We recorded an income tax expense of $1.3 million and $1.8 million for the three months ended June 30, 2025 and 2024, respectively. The primary driver of the change in our effective tax rate was attributable to the Company recording less expense related to stock-based compensation discrete items when compared to the prior year period.

We recorded an income tax expense of $0.2 million and $1.2 million for the six months ended June 30, 2025 and 2024, respectively. The primary driver of the change in our effective tax rate was attributable to the Company recording less expense related to stock-based compensation discrete items when compared to the prior year period.

On July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”) was enacted. Key income tax-related provisions of the OBBBA include the repeal of mandatory capitalization of research and development expenditures under Internal Revenue Code (IRC) Section 174 (reinstating full expensing beginning in 2025), extension of bonus depreciation, and revisions to international tax regimes. We are evaluating the financial implications of the OBBBA and will begin reflecting its effects in the third quarter of 2025. We currently expect the OBBBA to have a minimal impact on our effective tax rate and to favorably impact the timing of cash taxes. Based on our estimates and assumptions, we currently expect that, after taking into account the anticipated impacts of the OBBBA, our full-year 2025 cash tax benefit will be approximately $4.6 million.

Liquidity and Capital Resources

Cash Flows

On June 30, 2025, our principal sources of liquidity were cash of $81.5 million and net accounts receivable of $33.1 million. This compares to cash of $73.6 million and net accounts receivable of $46.4 million at June 30, 2024.

The following table summarizes our cash flows for the periods indicated:

	Six Months Ended
	June 30,
(In thousands)	2025	2024
Net cash provided by (used in):
Operating activities	$15,174	$14,066
Investing activities	(804)	(1,027)
Financing activities	(27,209)	(454)
Net (decrease) increase in cash	$(12,839)	$12,585

Operating Activities

Net cash provided by operating activities during the six months ended June 30, 2025 was $15.2 million, resulting from a net increase in operating assets and liabilities of $7.5 million, non-cash net income adjustments of $7.4 million, and net income of $0.2 million. Cash provided relating to the change in operating assets and liabilities primarily consisted of a decrease in net accounts receivable of $11.9 million, a $2.6 million increase in accrued expenses and other liabilities, a $2.3 million increase in accounts payable, a decrease in inventories of $1.5 million, and a decrease in net investment in leases of $0.1 million, partially offset by a decrease in accrued payroll and related taxes of $5.2 million, an increase in prepaid expenses and other assets of $4.7 million, a decrease in income taxes payable of $0.6 million and an increase in right of use operating lease assets of $0.3 million. The positive non-cash net income adjustments consisted primarily of $4.0 million of stock-based compensation expense, $3.4 million of depreciation and amortization, and $0.1 million of loss on disposals.

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

Investing Activities

Net cash used in investing activities during the six months ended June 30, 2025, was $0.8 million, consisting of purchases of property and equipment and patent costs.

Net cash used in investing activities during the six months ended June 30, 2024, was $1.0 million, consisting of purchases of property and equipment primarily related to tenant improvements, and patent costs.

Financing Activities

Net cash used in financing activities during the six months ended June 30, 2025, was $27.2 million, primarily consisting of payments of $26.6 million for the repurchase of our common stock and a payment of $1.5 million made on our term loan, partially offset by $0.8 million in proceeds from the issuance of common stock under the ESPP.

Net cash used in financing activities during the six months ended June 30, 2024, was $0.5 million, primarily consisting of a $1.5 million payment made on our term loan, partially offset by $1.0 million in proceeds from the issuance of common stock under the ESPP.

Credit Agreement

On April 30, 2021, we entered into an Amended and Restated Credit Agreement (the “2021 Restated Credit Agreement”) with the lenders from time to time party thereto, and Wells Fargo Bank, National Association, as Administrative Agent. The 2021 Restated Credit Agreement amended and restated in its entirety our prior credit agreement.

On September 8, 2021, we entered into a First Amendment Agreement (the “Amendment”), which amended the 2021 Restated Credit Agreement (as amended by the Amendment, the “Credit Agreement”) with the lenders from time to time party thereto and Wells Fargo Bank, National Association, as administrative agent. The Amendment, among other things, added a $30.0 million incremental term loan to the $25.0 million revolving credit facility provided by the 2021 Restated Credit Agreement. The term loan is reflected on our condensed consolidated financial statements as a note payable. The Credit Agreement provides that, subject to satisfaction of certain conditions, we may increase the amount of the revolving loans available under the Credit Agreement and/or add one or more term loan facilities in an amount not to exceed $25.0 million in the aggregate, such that the total aggregate principal amount of loans available under the Credit Agreement (including under the revolving credit facility) does not exceed $80.0 million.

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

As of June 30, 2025, we had outstanding borrowings of $24.8 million under the Credit Agreement, comprised entirely of the term loan. The principal of the term loan is required to be repaid in quarterly installments of $750,000.

On July 31, 2025, we entered into an Amended and Restated Credit Agreement (the “2025 Restated Credit Agreement”), which amended and restated the Credit Agreement in its entirety. The 2025 Restated Credit Agreement, among other things, revised the applicable margin payable under the revolving credit facility under the 2025 Restated Credit Agreement from 1.75% to 2.75% and the unused line fee at a rate per annum from 0.125% to 0.250%, in each case depending on our consolidated leverage ratio. The 2025 Restated Credit Agreement also eliminated the minimum consolidated EBITDA financial covenant, such that the financial covenants now consist of a maximum consolidated total leverage ratio covenant and a minimum fixed charge coverage ratio covenant.  In addition, the 2025 Restated Credit Amendment expanded the revolving credit facility from $25.0 million to $40.0 million and extended the maturity date of the revolving credit facility from August 1, 2026, to July 31, 2028.

In connection with the entry into the 2025 Restated Credit Agreement, on July 31, 2025, we paid off the full amount outstanding under the term loan, which was $24.4 million (inclusive of principal and interest), using cash on hand. The 2025 Restated Credit Agreement removes the provisions from the Credit Agreement related to a committed term loan, such that the only term loan related provisions in the 2025 Restated Credit Agreement relate to our ability to request uncommitted incremental term loan facilities and/or an increase in the amount of the revolving loans available under the 2025 Restated Credit Agreement in an amount not to exceed $25.0 million in the aggregate, subject to the satisfaction of certain conditions.

For additional information regarding the Credit Agreement, including interest rates, fees and maturities, see Note 8 – “Credit Agreement” of the condensed consolidated financial statements contained in this report.

Share Repurchase Program

On October 30, 2024, our Board of Directors authorized a program to repurchase up to $30.0 million of our common stock. Under the program, purchases could be made from time to time in the open market, in privately negotiated purchases, or both. The timing and number of shares to be purchased was based on the price of our common stock, general business and market conditions and other investment considerations and factors. The share repurchase program was scheduled to expire on October 31, 2026. The program did not obligate us to repurchase any specific number of shares and could have been suspended or discontinued at any time without prior notice.

During the six months ended June 30, 2025, we repurchased 2,143,099 shares for approximately $26.6 million. We used cash on hand to fund these repurchases. As of June 24, 2025, the Company had utilized substantially all of the repurchase authorization under the program and therefore completed the share repurchase program. In aggregate under the program, the Company repurchased a total of 2,338,617 shares of common stock at a total cost of $30.0 million.

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

Inflation, changing prices, and tariffs did not have a material effect on our business during the quarter ended June 30, 2025. However, recent changes and announcements in U.S. and global tariff frameworks have negatively impacted, and could continue to negatively impact, our supply chain and increase our cost of goods sold. The ultimate impact of tariffs, including any related responses, are uncertain and will depend on various factors, including which tariffs are ultimately implemented, the timing of implementation, any exemptions available, whether exemptions are granted and maintained, and the amount, scope and nature of the tariffs. We continue to analyze the potential impact of recently announced tariffs, trade actions and related effects on our business and, at this time, we estimate that the impacts on our cost of goods sold could be up to $1.5 million for the year ended December 31, 2025, of which approximately $0.7 million was incurred through June 30, 2025. While we continue to actively work to mitigate tariff impacts, there is no assurance that such actions will be effective.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2025. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 30, 2025, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, that occurred during the quarter ended June 30, 2025, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Issuer Purchases of Equity Securities

			Total Number	Approximate
			of Shares	Dollar Value of
			Purchased as	Shares that
			Part of Publicly	May Yet Be
	Total Number	Average	Announced	Purchased
	of Shares	Price Paid	Plans or	Under the Plans or
Period	Purchased	Per Share(1)	Programs	Programs(2)
April 1, 2025 - April 30, 2025	320,118	$13.66	320,118	$12,135,735
May 1, 2025 - May 31, 2025	399,082	10.42	399,082	7,988,256
June 1, 2025 - June 30, 2025	788,296	10.16	788,296	139
Total	1,507,496		1,507,496

(1)	Amount includes commissions paid.
(2)	On November 4, 2024, we announced that our board of directors authorized a program to repurchase shares of our common stock in an aggregate amount not to exceed $30.0 million. The share repurchase program became effective on October 30, 2024 and was scheduled to expire on October 31, 2026. As of June 24, 2025, the Company had utilized substantially all of the repurchase authorization under the program and therefore completed the share repurchase program.

Item 3. Defaults Upon Senior Securities.

Not applicable.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Amended and Restated Credit Agreement

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

On July 31, 2025, we entered into an Amended and Restated Credit Agreement with the lenders from time to time party thereto and Wells Fargo Bank, National Association, as administrative agent (the “2025 Restated Credit Agreement”) which amended and restated our prior credit agreement in its entirety. The 2025 Restated Credit Agreement, among other things, revised the applicable margin payable under the revolving credit facility under the 2025 Restated Credit Agreement from 1.75% to 2.75% and the unused line fee at a rate per annum from 0.125% to 0.250%, in each case depending on our consolidated leverage ratio. The 2025 Restated Credit Agreement also eliminated the minimum consolidated EBITDA financial covenant, such that the financial covenants now consist of a maximum consolidated total leverage ratio covenant and a minimum fixed charge coverage ratio covenant.  In addition, the 2025 Restated Credit Amendment expanded the revolving credit facility from $25.0 million to $40.0 million and extended the maturity date of the revolving credit facility from August 1, 2026, to July 31, 2028.

In connection with the entry into the 2025 Restated Credit Agreement, on July 31, 2025, we paid off the full amount outstanding under the term loan, which was $24.4 million (inclusive of principal and interest), using cash on hand. The 2025 Restated Credit Agreement removes the provisions from the Credit Agreement related to a committed term loan, such that the only term loan related provisions in the 2025 Restated Credit Agreement relate to our ability to request uncommitted incremental term loan facilities and/or an increase in the amount of the revolving loans available under the 2025 Restated Credit Agreement in an amount not to exceed $25.0 million in the aggregate, subject to the satisfaction of certain conditions.

The foregoing description of the 2025 Restated Credit Agreement is a summary, does not purport to be complete, and is qualified in its entirety by reference to the 2025 Restated Credit Agreement, a copy of which is attached to this Quarterly Report on Form 10-Q as Exhibit 10.5 and is incorporated herein by reference.

Executive Compensation Matter

Because we are filing this Quarterly Report on Form 10-Q within four business days after the triggering event, we are making the following disclosure under this Item 5 instead of filing a Current Report on Form 8-K under Item 5.02. Departure of Directors or Certain Officers; Election of Directors; Appointment of Certain Officers; Compensatory Arrangements of Certain Officers:

On July 31, 2025, the Compensation and Organization Committee of the Board of Directors approved a monthly housing stipend for Ms. Dodd, our Chief Executive Officer, for her use for housing near our headquarters, beginning in August 2025. The monthly amount is $3,400 and no tax gross-ups will be paid by the Company on the stipend.

Trading Arrangements

During the quarter ended June 30, 2025, none of our directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) of the Exchange Act or any non-Rule 10b5-1 trading arrangement (as defined in Item 408(c) of Regulation S-K).

Item 6. Exhibits.

The exhibits filed as part of this Quarterly Report on Form 10-Q are set forth on the Exhibit Index below.

EXHIBIT INDEX

		Incorporated by Reference
Exhibit				Exhibit	Filed
Number	Description of Exhibit	Form	Date of Filing	Number	Herewith

3.1	Amended and Restated Certificate of Incorporation, conformed version reflecting all amendments through May 8, 2024	10-Q	08/05/2024	3.3

3.2	Amended and Restated By-laws, effective December 19, 2022	10-K	02/21/2023	3.2

10.1	Tactile Systems Technology, Inc. 2025 Equity Incentive Plan	8-K	05/09/2025	10.1

10.2	Form of Restricted Stock Unit Award Agreement (Executives) under the 2025 Equity Incentive Plan	8-K	05/09/2025	10.2

10.3	Form of Restricted Stock Unit Award Agreement (Non-Employee Directors) under the 2025 Equity Incentive Plan	8-K	05/09/2025	10.3

10.4	Form of Performance Stock Unit Agreement under the 2025 Equity Incentive Plan	8-K	05/09/2025	10.4

10.5	Amended and Restated Credit Agreement, dated as of July 31, 2025, by and among Tactile Systems Technology, Inc., the lenders from time to time party thereto and Wells Fargo Bank, National Association				X

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) / 15d-14(a) of the Securities Exchange Act of 1934, as amended				X

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) / 15d-14(a) of the Securities Exchange Act of 1934, as amended				X

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X

101.1

Inline XBRL for the following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2025: (i) Balance Sheets, (ii) Statements of Operations, (iii) Statements of Stockholders’ Equity, (iv) Statements of Cash Flows, and (v) Notes to the Condensed Consolidated Financial Statements; and for the information set forth in Part II, Item 5.

					X

104.1	Cover page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101.1)				X

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Tactile Systems Technology, Inc.

Date: August 4, 2025	By:	/s/ Elaine M. Birkemeyer
Elaine M. Birkemeyer
Chief Financial Officer
(Principal financial and accounting officer)