Form 10-Q
period 2025-09-30
TACTILE SYSTEMS TECHNOLOGY INC
filed 2025-11-03
CIK 1027838

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2025

or

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

22,335,582 shares of common stock, par value $0.001 per share, were outstanding as of October 30, 2025.

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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

Tactile Systems Technology, Inc.
Condensed Consolidated Balance Sheets
(Unaudited)
	September 30,	December 31,
(In thousands, except share and per share data)	2025	2024
Assets
Current assets
Cash	$65,965	$94,367
Accounts receivable, net	37,257	44,937
Net investment in leases	14,843	14,540
Inventories	16,084	18,666
Prepaid expenses and other current assets	7,250	5,053
Total current assets	141,399	177,563
Non-current assets
Property and equipment, net	5,460	5,603
Right of use operating lease assets	14,751	16,633
Intangible assets, net	40,023	42,789
Goodwill	31,063	31,063
Deferred income taxes	16,745	18,311
Other non-current assets	9,736	5,962
Total non-current assets	117,778	120,361
Total assets	$259,177	$297,924
Liabilities and Stockholders' Equity
Current liabilities
Accounts payable	$7,989	$5,648
Note payable	—	2,956
Accrued payroll and related taxes	14,727	17,923
Accrued expenses	7,862	7,780
Income taxes payable	1,200	270
Operating lease liabilities	3,144	2,980
Other current liabilities	4,264	3,147
Total current liabilities	39,186	40,704
Non-current liabilities
Note payable, non-current	—	23,220
Accrued warranty reserve, non-current	1,121	1,209
Income taxes payable, non-current	334	239
Operating lease liabilities, non-current	13,587	15,955
Total non-current liabilities	15,042	40,623
Total liabilities	54,228	81,327

Stockholders’ equity:
Preferred stock, $0.001 par value, 50,000,000 shares authorized; none issued and outstanding as of September 30, 2025 and December 31, 2024	—	—
Common stock, $0.001 par value, 300,000,000 shares authorized; 22,335,582 shares issued and outstanding as of September 30, 2025; 23,883,475 shares issued and outstanding as of December 31, 2024	22	24
Additional paid-in capital	160,621	180,719
Retained earnings	44,306	35,854
Total stockholders’ equity	204,949	216,597
Total liabilities and stockholders’ equity	$259,177	$297,924

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Tactile Systems Technology, Inc.
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands, except share and per share data)	2025	2024	2025	2024
Revenue
Sales revenue	$76,890	$63,168	$199,890	$180,742
Rental revenue	8,865	9,925	26,038	26,657
Total revenue	85,755	73,093	225,928	207,399
Cost of revenue
Cost of sales revenue	17,896	15,603	49,270	46,810
Cost of rental revenue	2,858	2,703	7,518	8,270
Total cost of revenue	20,754	18,306	56,788	55,080
Gross profit
Gross profit - sales revenue	58,994	47,565	150,620	133,932
Gross profit - rental revenue	6,007	7,222	18,520	18,387
Gross profit	65,001	54,787	169,140	152,319
Operating expenses
Sales and marketing	29,809	26,838	87,364	82,803
Research and development	2,191	2,417	5,950	6,794
Reimbursement, general and administrative	21,442	18,118	63,474	51,158
Intangible asset amortization	596	633	1,848	1,898
Total operating expenses	54,038	48,006	158,636	142,653
Income from operations	10,963	6,781	10,504	9,666
Interest income	667	969	2,412	2,437
Interest expense	(193)	(517)	(1,027)	(1,614)
Other income	—	—	1	9
Income before income taxes	11,437	7,233	11,890	10,498
Income tax expense	3,228	2,078	3,438	3,254
Net income	$8,209	$5,155	$8,452	$7,244
Net income per common share
Basic	$0.37	$0.21	$0.37	$0.30
Diluted	$0.36	$0.21	$0.36	$0.30
Weighted-average common shares used to compute net income per common share
Basic	22,318,570	23,985,364	23,035,461	23,842,049
Diluted	22,513,140	24,254,176	23,304,900	24,070,084

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Tactile Systems Technology, Inc.
Condensed Consolidated Statements of Stockholders’ Equity
(Unaudited)

			Additional
	Common Stock		Paid-In	Retained
(In thousands, except share data)	Shares	Par Value	Capital	Earnings	Total
Balances, June 30, 2025	22,292,145	$22	$158,807	$36,097	$194,926
Stock-based compensation	—	—	1,814	—	1,814
Exercise of common stock options and vesting of performance and restricted stock units	43,437	—	—	—	—
Net income for the period	—	—	—	8,209	8,209
Balances, September 30, 2025	22,335,582	$22	$160,621	$44,306	$204,949

Balances, December 31, 2024	23,883,475	$24	$180,719	$35,854	$216,597
Stock-based compensation	—	—	5,819	—	5,819
Exercise of common stock options and vesting of performance and restricted stock units	492,447	—	10	—	10
Share repurchases	(2,143,099)	(2)	(26,770)	—	(26,772)
Common shares issued for employee stock purchase plan	102,759	—	843	—	843
Net income for the period	—	—	—	8,452	8,452
Balances, September 30, 2025	22,335,582	$22	$160,621	$44,306	$204,949

Balances, June 30, 2024	23,966,748	$24	$179,669	$20,983	$200,676
Stock-based compensation	—	—	2,070	—	2,070
Exercise of common stock options and vesting of performance and restricted stock units	30,341	—	—	—	—
Net income for the period	—	—	—	5,155	5,155
Balances, September 30, 2024	23,997,089	$24	$181,739	$26,138	$207,901

Balances, December 31, 2023	23,600,584	$24	$174,724	$18,894	$193,642
Stock-based compensation	—	—	5,969	—	5,969
Exercise of common stock options and vesting of performance and restricted stock units	288,598	—	2	—	2
Common shares issued for employee stock purchase plan	107,907	—	1,044	—	1,044
Net income for the period	—	—	—	7,244	7,244
Balances, September 30, 2024	23,997,089	$24	$181,739	$26,138	$207,901

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Tactile Systems Technology, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended September 30,
(In thousands)	2025	2024
Cash flows from operating activities
Net income	$8,452	$7,244
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	5,023	5,079
Deferred income taxes	1,566	(341)
Stock-based compensation expense	5,819	5,969
Loss on disposal of property and equipment and intangibles	68	308
Changes in assets and liabilities, net of acquisition:
Accounts receivable, net	7,680	3,203
Net investment in leases	(303)	242
Inventories	2,582	1,351
Income taxes payable	1,025	(807)
Prepaid expenses and other assets	(5,971)	(1,844)
Right of use operating lease assets	(322)	(18)
Accounts receivable, non-current	—	7,308
Accounts payable	2,117	582
Accrued payroll and related taxes	(3,196)	(3,703)
Accrued expenses and other liabilities	975	(251)
Net cash provided by operating activities	25,515	24,322
Cash flows from investing activities
Purchases of property and equipment	(1,870)	(1,932)
Proceeds from sale of property and equipment	—	12
Intangible assets expenditures	(88)	(85)
Net cash used in investing activities	(1,958)	(2,005)
Cash flows from financing activities
Payments on note payable	(26,250)	(2,250)
Proceeds from exercise of common stock options	10	2
Proceeds from the issuance of common stock from the employee stock purchase plan	843	1,044
Payments for repurchases of common stock	(26,562)	—
Net cash used in financing activities	(51,959)	(1,204)
Net (decrease) increase in cash	(28,402)	21,113
Cash – beginning of period	94,367	61,033
Cash – end of period	$65,965	$82,146

Supplemental cash flow disclosure
Cash paid for interest	$836	$1,612
Cash paid for taxes	$899	$4,428
Accrued excise tax on stock repurchases	$210	$—
Capital expenditures incurred but not yet paid	$224	$49

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

The results for the nine months ended September 30, 2025, are not necessarily indicative of results to be expected for the year ending December 31, 2025, or for any other interim period or for any future year. The condensed consolidated interim financial statements should be read in conjunction with the audited financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2024.

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

Note 3. Summary of Significant Accounting Policies

Significant Accounting Policies

There were no material changes in our significant accounting policies during the nine months ended September 30, 2025. See Note 3 – “Summary of Significant Accounting Policies” to the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2024, for information regarding our significant accounting policies.

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

Accounting Pronouncements Not Yet Adopted

In September 2025, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2025-06, “Intangibles – Goodwill and Other – Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software” which modernizes the accounting for internal-use software costs to better align with the way that software is currently developed. The update removes all reference to the project stages of software development and establishes two criteria that must be met to begin capitalizing software costs. This update is effective for interim and annual periods beginning after December 15, 2027, with early adoption permitted. The Company is currently evaluating the effect that this standard will have on its consolidated financial statements and related disclosures.

In November 2024, the FASB issued ASU No. 2024-03, “Income Statement – Reporting Comprehensive Income – Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses” which requires entities to disclose additional information about specific expense categories in the notes to financial statements on an annual and interim basis. The guidance is effective for annual periods beginning after December 15, 2026, and interim periods beginning after December 15, 2027, with early adoption permitted. The Company is currently evaluating the effect that this standard will have on its consolidated financial statements and related disclosures.

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

Note 4. Inventories

Inventories consisted of the following:

(In thousands)	At September 30, 2025	At December 31, 2024
Finished goods	$6,531	$6,149
Component parts and work-in-process	9,553	12,517
Total inventories	$16,084	$18,666

Note 5. Goodwill and Intangible Assets

Goodwill

In the third quarter of fiscal 2021, we completed the AffloVest Acquisition. The purchase price of the AffloVest product line exceeded the net acquisition-date estimated fair value amounts of the identifiable assets acquired and the liabilities assumed by $31.1 million, which was assigned to goodwill.

Intangible Assets

Our patents and other intangible assets are summarized as follows:

	Weighted-	At September 30, 2025
	Average	Gross
	Amortization	Carrying	Accumulated	Net
(In thousands)	Period	Amount	Amortization	Amount
Definite-lived intangible assets:
Patents	11 years	$1,121	$336	$785
Defensive intangible assets	—	1,125	1,125	—
Customer accounts	—	125	125	—
Customer relationships	9 years	31,000	9,684	21,316
Developed technology	7 years	13,000	4,800	8,200
Subtotal		46,371	16,070	30,301
Unamortized intangible assets:
Tradenames		9,500	—	9,500
Patents pending		222	—	222
Total intangible assets		$56,093	$16,070	$40,023

	Weighted-	At December 31, 2024
	Average	Gross
	Amortization	Carrying	Accumulated	Net
(In thousands)	Period	Amount	Amortization	Amount
Definite-lived intangible assets:
Patents	12 years	$1,148	$333	$815
Defensive intangible assets	< 1 year	1,125	1,065	60
Customer accounts	—	125	125	—
Customer relationships	10 years	31,000	7,896	23,104
Developed technology	8 years	13,000	3,913	9,087
Subtotal		46,398	13,332	33,066
Unamortized intangible assets:
Tradenames		9,500	—	9,500
Patents pending		223	—	223
Total intangible assets		$56,121	$13,332	$42,789

Amortization expense was $0.9 million for each of the three months ended September 30, 2025 and 2024, and $2.8 million for each of the nine months ended September 30, 2025 and 2024, of which $0.3 million in each of the three months ended September 30, 2025 and 2024, and $0.9 million in each of the nine months ended September 30, 2025 and 2024, was recorded in cost of sales revenue. Future amortization expenses are expected as follows:

(In thousands)
2025 (October 1 - December 31)	$913
2026	3,649
2027	3,642
2028	3,641
2029	3,636
Thereafter	14,820
Total	$30,301

In the third quarter of 2025, we performed our annual goodwill impairment test utilizing both the qualitative and quantitative approach described in FASB ASU No. 2021-03, “Intangibles—Goodwill and Other (Topic 350) – Accounting Alternative for Evaluating Triggering Events.” Based on the testing using the qualitative approach, it was determined that it was not more likely than not that the fair value of the reporting unit was less than the carrying value. As a result, it was not deemed necessary to proceed to the quantitative test and no impairment was recognized.

Note 6. Accrued Expenses

Accrued expenses consisted of the following:

(In thousands)	At September 30, 2025	At December 31, 2024
Sales and use tax	$1,712	$802
In-transit inventory	1,468	1,013
Warranty	1,403	1,784
Travel	1,277	1,120
Legal and consulting	1,219	1,318
Clinical studies	18	304
Other	765	1,439
Total	$7,862	$7,780

Note 7. Warranty Reserves

The activity in the warranty reserve during and as of the end of the reporting periods presented was as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands)	2025	2024	2025	2024
Beginning balance	$2,636	$3,692	$2,993	$4,038
Warranty provision	458	629	1,379	2,371
Processed warranty claims	(570)	(882)	(1,848)	(2,970)
Ending balance	$2,524	$3,439	$2,524	$3,439

Accrued warranty reserve, current	$1,403	$1,991	$1,403	$1,991
Accrued warranty reserve, non-current	1,121	1,448	1,121	1,448
Total accrued warranty reserve	$2,524	$3,439	$2,524	$3,439

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

On November 1, 2024, we entered into a Fifth Amendment Agreement (the “Fifth Amendment”), which further amended the Credit Agreement. The Fifth Amendment permitted the Company to make payments to repurchase shares of its common stock, subject to certain limitations.

On July 31, 2025, we entered into an Amended and Restated Credit Agreement (the “2025 Restated Credit Agreement”), which amended and restated the Credit Agreement in its entirety. The 2025 Restated Credit Agreement, among other things, revised the applicable margin payable based on pricing levels determined by our consolidated total leverage ratio that range from 1.75% to 2.75% under the revolving credit facility, and revised the commitment fee to a rate per annum ranging from 0.125% to 0.250% for the unused portion of the revolving credit facility, also depending on our consolidated total leverage ratio. The 2025 Restated Credit Amendment also expanded the revolving credit facility from $25.0 million to $40.0 million and extended the maturity date of the revolving credit facility from August 1, 2026, to July 31, 2028.

The 2025 Restated Credit Agreement also eliminated the minimum consolidated EBITDA financial covenant, such that the financial covenants now consist of a maximum consolidated total leverage ratio covenant and a minimum fixed charge coverage ratio covenant. In addition, the 2025 Restated Credit Agreement revised certain negative covenants, including the restricted payment covenant, which now permits the Company to repurchase shares of its common stock and make certain other payments, as long as the Company is not in default under the 2025 Restated Credit Agreement, has a consolidated total leverage ratio of no greater than 1.75 to 1.00, and has liquidity of not less than $30.0 million, in each case both before and after giving effect to such stock repurchases or the making of such payments.

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

As of September 30, 2025, we had no outstanding borrowings under the 2025 Restated Credit Agreement.

Our obligations under the 2025 Restated Credit Agreement are secured by a security interest in substantially all of our and our subsidiary’s assets and are also guaranteed by our subsidiary. As of September 30, 2025, the 2025 Restated Credit Agreement contained a number of restrictions and covenants, including that we maintain compliance with a maximum consolidated total leverage ratio and a minimum fixed charge coverage ratio. As of September 30, 2025, we were in compliance with all covenants under the 2025 Restated Credit Agreement.

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

Buildings

We lease certain office and warehouse space at various locations in the United States where we provide services. These leases are typically greater than one year with fixed, escalating rents over the noncancelable terms and, therefore, ROU operating lease assets and operating lease liabilities are recorded on the Condensed Consolidated Balance Sheets, with rent expense recognized on a straight-line basis over the term of the lease. The remaining lease terms vary from approximately one to six years as of September 30, 2025.

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

Computer and Office Equipment

We also have operating lease agreements for certain computer and office equipment. The remaining lease terms as of September 30, 2025, ranged from less than one year to approximately three years with fixed monthly payments that are included in the ROU operating lease assets and operating lease liabilities. The leases provide an option to purchase the related equipment at fair market value at the end of the lease. The leases will automatically renew as a month-to-month rental at the end of the lease if the equipment is not purchased or returned.

Lease Position, Undiscounted Cash Flow and Supplemental Information

The table below presents information related to our ROU operating lease assets and operating lease liabilities that we have recorded:

(In thousands)	At September 30, 2025	At December 31, 2024
Right of use operating lease assets	$14,751	$16,633

Operating lease liabilities:
Current	$3,144	$2,980
Non-current	13,587	15,955
Total	$16,731	$18,935

Operating leases:
Weighted average remaining lease term	5.1 years	5.8 years
Weighted average discount rate	4.3%	4.4%

	Nine Months Ended September 30,
	2025	2024
Supplemental cash flow information for our operating leases:
Cash paid for operating lease liabilities	$2,785	$2,642
Non-cash right of use assets obtained in exchange for new operating lease obligations	$—	$386

The table below reconciles the undiscounted cash flows for the periods presented to the operating lease liabilities recorded on the Condensed Consolidated Balance Sheet for the periods presented:

(In thousands)
2025 (October 1 - December 31)	$950
2026	3,808
2027	3,311
2028	3,275
2029	3,309
Thereafter	3,692
Total minimum lease payments	18,345
Less: Amount of lease payments representing interest	(1,614)
Present value of future minimum lease payments	16,731
Less: Current obligations under operating lease liabilities	(3,144)
Non-current obligations under operating lease liabilities	$13,587

Operating lease costs were $0.9 million for each of the three months ended September 30, 2025 and 2024. Operating lease costs were $2.7 million and $2.6 million for the nine months ended September 30, 2025 and 2024, respectively.

Major Vendors

We had purchases from one vendor that accounted for 16% and 22% of our total purchases for the three months ended September 30, 2025 and 2024, respectively. We had purchases from one vendor that accounted for 14% and 20% of our total purchases for the nine months ended September 30, 2025 and 2024, respectively.

Purchase Commitments

We issued purchase orders prior to September 30, 2025, totaling $31.0 million for goods that we expect to receive within the next year.

Retirement Plan

We maintain a 401(k) retirement plan for our employees in which eligible employees can contribute a percentage of their pre-tax compensation. We recorded an expense related to our discretionary contributions to the 401(k) plan of $0.5 million and $0.6 million for the three months ended September 30, 2025 and 2024, respectively, and $2.0 million and $1.7 million for the nine months ended September 30, 2025 and 2024, respectively.

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

Repurchases were funded through available cash balances and ongoing business operating cash generation and could have been suspended or discontinued at any time. Shares of stock repurchased under the program were immediately retired. Repurchases under our share repurchase program reduce the weighted-average number of shares of common stock outstanding for basic and diluted earnings per share calculations.

We made repurchases under the share repurchase program in the following periods, which include the market price of the shares, commissions and excise tax:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands, except share and per share data)	2025	2024	2025	2024
Number of shares repurchased	—	—	2,143,099	—
Total share repurchased cost	$—	$—	$26,772	$—
Average total cost per repurchased share	$—	$—	$12.49	$—

Stock-Based Compensation

On May 7, 2025, our stockholders approved the Tactile Systems Technology, Inc. 2025 Equity Incentive Plan (the “2025 Plan”), which authorizes us to grant stock options, stock appreciation rights, restricted stock, stock units and other stock-based awards to employees, non-employee directors and certain consultants and advisors. The 2025 Plan provides for the issuance of up to 1,850,000 shares of our common stock, plus the number of shares subject to any award under the 2016 Equity Incentive Plan (the “2016 Plan”) that was outstanding on May 7, 2025 and that later expires, is cancelled or forfeited, is settled for cash or otherwise does not result in the issuance of all of the shares subject to such award. As of September 30, 2025, 1,856,492 shares were available for future grant pursuant to the 2025 Plan.

Following our stockholders’ approval of the 2025 Plan on May 7, 2025, no additional grants will be made under the 2016 Plan.  However, outstanding awards under the 2016 Plan will continue to be governed by their respective original terms.

We recorded stock-based compensation expense of $1.8 million and $2.1 million for the three months ended September 30, 2025 and 2024, respectively, and $5.8 million and $6.0 million for the nine months ended September 30, 2025 and 2024, respectively. This expense was allocated as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands)	2025	2024	2025	2024
Cost of revenue	$96	$100	$296	$286
Sales and marketing expenses	379	595	1,347	1,939
Research and development expenses	45	42	130	123
Reimbursement, general and administrative expenses	1,294	1,333	4,046	3,621
Total stock-based compensation expense	$1,814	$2,070	$5,819	$5,969

Stock Options

Stock options issued to participants other than non-employees typically vest over three or four years and typically have a contractual term of seven or ten years. Stock-based compensation expense included in the Condensed Consolidated Statements of Operations for stock options was $0.0 million for each of the three months ended September 30, 2025 and 2024, and $0.0 million and $0.2 million for the nine months ended September 30, 2025 and 2024, respectively. As of September 30, 2025, there was approximately $3,648 of total unrecognized pre-tax stock option expense under our equity compensation plans, which is expected to be recognized on a straight-line basis over a weighted-average period of 0.1 years.

Our stock option activity for the nine months ended September 30, 2025, was as follows:

		Weighted-	Weighted-
		Average	Average	Aggregate
	Options	Exercise Price	Remaining	Intrinsic
(In thousands except options and per share data)	Outstanding	Per Share	Contractual Life	Value (1)
Balance at December 31, 2024	394,871	$40.70	2.8 years	$309
Exercised	(2,364)	$4.23		$22
Cancelled/Expired	(139,966)	$41.74
Balance at September 30, 2025	252,541	$40.46	2.2 years	$169

Options exercisable at September 30, 2025	244,660	$41.51	2.18 years	$123

(1)	The aggregate intrinsic value of options exercised represents the difference between the exercise price of the option and the closing stock price of our common stock on the date of exercise. The aggregate intrinsic value of options outstanding represents the difference between the exercise price of the option and the closing stock price of our common stock on the last trading day of the period.

Options exercisable of 385,514 as of September 30, 2024, had a weighted-average exercise price of $42.11 per share.

Time-Based Restricted Stock Units

We have granted time-based restricted stock units to certain participants under the 2016 Plan and the 2025 Plan that are stock-settled with common shares. Time-based restricted stock units vest over one to three years. Stock-based compensation expense included in the Condensed Consolidated Statements of Operations for time-based restricted stock units was $1.3 million and $1.5 million for the three months ended September 30, 2025 and 2024, respectively, and $4.2 million and $4.4 million for the nine months ended September 30, 2025 and 2024, respectively. As of September 30, 2025, there was approximately $7.5 million of total unrecognized pre-tax compensation expense related to outstanding time-based restricted stock units that is expected to be recognized over a weighted-average period of 1.9 years.

Our time-based restricted stock unit activity for the nine months ended September 30, 2025, was as follows:

		Weighted-
		Average Grant	Aggregate
	Units	Date Fair Value	Intrinsic
(In thousands except unit and per unit data)	Outstanding	Per Unit	Value (1)
Balance at December 31, 2024	728,426	$14.33	$12,478
Granted	473,075	$13.83
Vested	(389,357)	$14.72
Cancelled	(62,934)	$14.39
Balance at September 30, 2025	749,210	$13.80	$10,369

(1)	The aggregate intrinsic value of restricted stock units outstanding was based on our closing stock price on the last trading day of the period.

Performance-Based Restricted Stock Units

We have granted performance-based restricted stock units (“PSUs”) to certain participants. These PSUs have both performance-based and time-based vesting features. The PSUs granted in 2024 have three separate performance periods, and one-third of each grant will be earned if and to the extent performance goals based on revenue change and adjusted EBITDA margin are achieved in each of 2024 and 2025 (ranging from 25% to 175% of target), and one-third will be earned if and to the extent performance goals based on revenue change and adjusted EBITDA change are achieved in 2026 (ranging from 25% to 175% of target). The PSUs granted in 2025 have three separate performance periods, and one-third of each grant will be earned if and to the extent performance goals based on revenue and adjusted EBITDA margin are achieved in 2025 (ranging from 25% to 175% of target), one-third will be earned if and to the extent performance goals based on revenue change and adjusted EBITDA change are achieved in 2026 (ranging from 25% to 175% of target), and one-third will be earned if and to the extent performance goals based on revenue change and adjusted EBITDA change are achieved in 2027 (ranging from 25% to 175% of target). All earned and vested PSUs will be settled in shares of common stock.

Stock-based compensation expense recognized for PSUs was $0.4 million for each of the three months ended September 30, 2025 and 2024, and $1.1 million and $1.0 million for the nine months ended September 30, 2025 and 2024, respectively. As of September 30, 2025, there was approximately $2.1 million of total unrecognized pre-tax compensation expense related to outstanding PSUs that is expected to be recognized over a weighted average period of 2.2 years.

Our PSU activity for the nine months ended September 30, 2025, was as follows:

		Weighted-
		Average Grant	Aggregate
	PSUs	Date Fair Value	Intrinsic
(In thousands except unit and per unit data)	Outstanding	Per Unit	Value (1)
Balance at December 31, 2024	272,919	$15.19	$4,675
Granted	168,722	$15.38
Vested	(120,436)	$16.67
Cancelled	(10,909)	$13.85
Balance at September 30, 2025	310,296	$14.76	$4,294

(1)	The aggregate intrinsic value of PSUs outstanding was based on our closing stock price on the last trading day of the period.

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

A total of 1,600,000 shares of common stock was initially reserved for issuance under the ESPP. This share reserve will automatically be supplemented each January 1, commencing in 2017 and ending on and including January 1, 2026, by an amount equal to the least of (a) 1% of the shares of our common stock outstanding on the immediately preceding December 31, (b) 500,000 shares or (c) such lesser amount as our Board of Directors may determine. Pursuant to the automatic increase feature of the ESPP, 240,780 shares were added as available for issuance thereunder on January 1, 2025 and 236,003 shares were added as available for issuance thereunder on January 1, 2024. As of September 30, 2025, 1,582,926 shares were available for future issuance under the ESPP. We recognized stock-based compensation expense associated with the ESPP of $0.1 million and $0.2 million for the three months ended September 30, 2025 and 2024, respectively. We recognized stock-based compensation expense associated with the ESPP of $0.5 million and $0.4 million for the nine months ended September 30, 2025 and 2024, respectively.

Note 11. Revenue

We derive our revenue from the sale and rental of our products to our customers in the United States. The following table presents our revenue, inclusive of sales and rental revenue, disaggregated by product line:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands)	2025	2024	2025	2024
Revenue
Lymphedema products	$72,381	$65,282	$188,905	$182,278
Airway clearance products	13,374	7,811	37,023	25,121
Total	$85,755	$73,093	$225,928	$207,399

Percentage of total revenue
Lymphedema products	84%	89%	84%	88%
Airway clearance products	16%	11%	16%	12%
Total	100%	100%	100%	100%

Our revenue by channel, inclusive of sales and rental revenue, for the three and nine months ended September 30, 2025 and 2024, are summarized in the following table:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands)	2025	2024	2025	2024
Private insurers and other payers	$43,369	$47,564	$111,355	$122,907
Veterans Administration	7,662	8,442	21,705	23,339
Medicare	21,350	9,276	55,845	36,032
Durable medical equipment distributors	13,374	7,811	37,023	25,121
Total	$85,755	$73,093	$225,928	$207,399

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

Rental revenue for each of the three and nine months ended September 30, 2025 and 2024, was primarily from private insurers. Sales-type lease revenue and the associated cost of revenue for the three and nine months ended September 30, 2025 and 2024, was:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands)	2025	2024	2025	2024
Sales-type lease revenue	$8,865	$9,925	$26,038	$26,657
Cost of sales-type lease revenue	2,858	2,703	7,518	8,270
Gross profit	$6,007	$7,222	$18,520	$18,387

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

The effective tax rate for the three months ended September 30, 2025 was an expense of 28.2%, compared to an expense of 28.7% for the three months ended September 30, 2024. The primary driver of the change in the Company’s effective tax rate is attributable to the relative impact of stock based-compensation discrete tax items. We recorded an income tax expense of $3.2 million and an expense of $2.1 million for the three months ended September 30, 2025 and 2024, respectively.

The effective tax rate for the nine months ended September 30, 2025 was an expense of 28.9%, compared to an expense of 31.0% for the nine months ended September 30, 2024. The primary drivers of the change in the Company’s effective tax rate were attributable to a lower discrete expense in the current year period as compared to true-ups recognized in the prior year period and rate changes in the current year period compared to prior year period. We recorded an income tax expense of $3.4 million and an expense of $3.3 million for the nine months ended September 30, 2025 and 2024, respectively.

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

On July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”) was enacted. Key income tax-related provisions of the OBBBA include the repeal of mandatory capitalization of research and development expenditures under Internal Revenue Code (IRC) Section 174 (reinstating full expensing beginning in 2025), extension of bonus depreciation, and revisions to international tax regimes. We have evaluated the financial implications of the OBBBA and have reflected its effects in the three months ended September 30, 2025. The OBBBA is expected to have no impact on our effective tax rate and a favorable impact on the timing of cash taxes. We currently expect our full-year 2025 cash tax benefit will be approximately $4.5 million.

Note 13. Net Income Per Share

The following table sets forth the computation of our basic and diluted net income per share:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands, except share and per share data)	2025	2024	2025	2024
Net income	$8,209	$5,155	$8,452	$7,244
Weighted-average shares outstanding	22,318,570	23,985,364	23,035,461	23,842,049
Weighted-average shares used to compute diluted net income per share	22,513,140	24,254,176	23,304,900	24,070,084
Net income per share - Basic	$0.37	$0.21	$0.37	$0.30
Net income per share - Diluted	$0.36	$0.21	$0.36	$0.30

The following common stock equivalents were excluded from the computation of diluted net income per share for the periods presented because including them would have been anti-dilutive:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
Restricted stock units	387,911	361,130	280,533	520,171
Common stock options	277,438	370,040	296,956	370,040
Performance stock units	112,481	63,103	119,499	142,351
Employee stock purchase plan	—	79,295	—	—
Total	777,830	873,568	696,988	1,032,562

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

The carrying amounts of financial instruments such as accounts receivable, other current assets, accounts payable, accrued expenses and other current liabilities approximate their related fair values due to the short-term maturities of these items. Non-financial assets, such as equipment and leasehold improvements, and intangible assets are subject to non-recurring fair value measurements if they are deemed impaired.

Note 15. Subsequent Event

On October 16, 2025, our Board of Directors authorized a new program to repurchase up to $25.0 million of our common stock. Under the program, purchases may be made from time to time in the open market, in privately negotiated purchases, or both. The timing and number of shares to be purchased will be based on the price of the Company's common stock, general business and market conditions and other investment considerations and factors. This share repurchase program expires on November 3, 2027. The program does not obligate the Company to repurchase any specific number of shares and may be suspended or discontinued at any time without prior notice.

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

Our current lymphedema products are the Flexitouch Plus, Entre Plus and Nimbl pneumatic compression pump systems and our airway clearance product is a High-Frequency Chest Wall Oscillation (“HFCWO”) device called AffloVest. The Flexitouch system product line is considered an advanced pneumatic compression device. The first generation Flexitouch system received 510(k) clearance from the U.S. Food and Drug Administration (the “FDA”) in July 2002, introducing a medical device technology to address the many limitations of self-administered home-based manual lymphatic drainage therapy. A second generation Flexitouch system received 510(k) clearance from the FDA in October 2006. In September 2016, we received 510(k) clearance from the FDA for the Flexitouch system in treating lymphedema of the head and neck. A third generation, Flexitouch Plus, received 510(k) clearance from the FDA in June 2017. In December 2020, we received 510(k) clearance from the FDA for two new indications for our Flexitouch Plus system: phlebolymphedema and lipedema. The Entre system product line and Nimbl product line are considered basic, or simple, pneumatic compression devices. These systems are sold or rented to patients who need a simple pump or who do not yet qualify for insurance reimbursement for an advanced compression device e.g., a Flexitouch Plus system. We introduced the Entre system in the United States in February 2013, this device was manufactured by Thermotek, Inc. and received FDA clearance in 2010. In 2015, we received FDA clearance for our own first generation Entre system and the second generation, Entre Plus, was released in March 2023. Nimbl, our next-generation pneumatic compression platform, received 510(k) clearance in June 2024 and was commercially launched for upper extremity lymphedema in October 2024 and was commercially launched for lower extremity lymphedema in February 2025. Sales and rentals of our lymphedema products represented 84% and 88% of our revenue in the nine months ended September 30, 2025 and 2024, respectively.

On September 8, 2021, we acquired the assets of the AffloVest airway clearance product line. AffloVest is a portable, wearable vest that provides airway clearance to treat patients with chronic respiratory conditions such as bronchiectasis or conditions resulting from neuromuscular disorders. For the nine months ended September 30, 2025 and 2024, sales of AffloVest represented 16% and 12% of our revenue, respectively.

To support the growth of our business, we continue to invest in our commercial infrastructure, consisting of a lymphedema and respiratory sales force, marketing team including clinical education programs, patient education team, reimbursement capabilities and clinical expertise. We market our lymphedema products using a direct-to-patient and -clinician model. The AffloVest device is sold through respiratory durable medical equipment providers throughout the United States that service patients and bill third-party payers for the product. We employ a small group of respiratory specialists, who educate DME representatives, provide product demonstrations for targeted clinicians and support technical questions related to the AffloVest. As of September 30, 2025, we employed 167 account managers and 162 specialists for our lymphedema products and a team of 19 specialists supporting our airway clearance products. This compares to 167 account managers and 103 specialists for our lymphedema products and a team of 19 specialists supporting our airway clearance products as of September 30, 2024.

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

For the three months ended September 30, 2025, we generated revenue of $85.8 million and had net income of $8.2 million, compared to revenue of $73.1 million and net income of $5.2 million for the three months ended September 30, 2024. For the nine months ended September 30, 2025, we generated revenue of $225.9 million and had net income of $8.5 million, compared to revenue of $207.4 million and net income of $7.2 million for the nine months ended September 30, 2024. Our primary sources of capital since our initial public offering in 2016 have been from operating income, bank financing and our public offering in February 2023.

We operate in one segment for financial reporting purposes.

Results of Operations

Comparison of the Three and Nine Months Ended September 30, 2025 and 2024

The following table presents our results of operations for the periods indicated:

	Three Months Ended
	September 30,				Change
(In thousands)	2025		2024		$	%
Condensed Consolidated Statement		% of		% of
of Operations Data:		revenue		revenue
Revenue
Sales revenue	$76,890	90%	$63,168	86%	$13,722	22%
Rental revenue	8,865	10%	9,925	14%	(1,060)	(11)%
Total revenue	85,755	100%	73,093	100%	12,662	17%
Cost of revenue
Cost of sales revenue	17,896	21%	15,603	21%	2,293	15%
Cost of rental revenue	2,858	3%	2,703	4%	155	6%
Total cost of revenue	20,754	24%	18,306	25%	2,448	13%
Gross profit
Gross profit - sales revenue	58,994	69%	47,565	65%	11,429	24%
Gross profit - rental revenue	6,007	7%	7,222	10%	(1,215)	(17)%
Gross profit	65,001	76%	54,787	75%	10,214	19%
Operating expenses
Sales and marketing	29,809	35%	26,838	37%	2,971	11%
Research and development	2,191	3%	2,417	3%	(226)	(9)%
Reimbursement, general and administrative	21,442	25%	18,118	25%	3,324	18%
Intangible asset amortization	596	1%	633	1%	(37)	(6)%
Total operating expenses	54,038	64%	48,006	66%	6,032	13%
Income from operations	10,963	12%	6,781	9%	4,182	62%
Interest income	667	1%	969	2%	(302)	(31)%
Interest expense	(193)	—%	(517)	(1)%	324	(63)%
Other income	—	—%	—	—%	—	—%
Income before income taxes	11,437	13%	7,233	10%	4,204	58%
Income tax expense	3,228	4%	2,078	3%	1,150	55%
Net income	$8,209	9%	$5,155	7%	$3,054	59%

	Nine Months Ended
	September 30,				Change
(In thousands)	2025		2024		$	%
Condensed Consolidated Statement		% of		% of
of Operations Data:		revenue		revenue
Revenue
Sales revenue	$199,890	88%	$180,742	87%	$19,148	11%
Rental revenue	26,038	12%	26,657	13%	(619)	(2)%
Total revenue	225,928	100%	207,399	100%	18,529	9%
Cost of revenue
Cost of sales revenue	49,270	22%	46,810	23%	2,460	5%
Cost of rental revenue	7,518	3%	8,270	4%	(752)	(9)%
Total cost of revenue	56,788	25%	55,080	27%	1,708	3%
Gross profit
Gross profit - sales revenue	150,620	66%	133,932	64%	16,688	12%
Gross profit - rental revenue	18,520	9%	18,387	9%	133	1%
Gross profit	169,140	75%	152,319	73%	16,821	11%
Operating expenses
Sales and marketing	87,364	39%	82,803	40%	4,561	6%
Research and development	5,950	3%	6,794	3%	(844)	(12)%
Reimbursement, general and administrative	63,474	28%	51,158	24%	12,316	24%
Intangible asset amortization	1,848	1%	1,898	1%	(50)	(3)%
Total operating expenses	158,636	71%	142,653	68%	15,983	11%
Income from operations	10,504	4%	9,666	5%	838	9%
Interest income	2,412	1%	2,437	1%	(25)	(1)%
Interest expense	(1,027)	—%	(1,614)	(1)%	587	(36)%
Other income	1	—%	9	—%	(8)	(89)%
Income before income taxes	11,890	5%	10,498	5%	1,392	13%
Income tax expense	3,438	1%	3,254	2%	184	6%
Net income	$8,452	4%	$7,244	3%	$1,208	17%

Revenue

Revenue increased $12.7 million, or 17%, to $85.8 million in the three months ended September 30, 2025, compared to $73.1 million in the three months ended September 30, 2024. The increase in total revenue was attributable to an increase of $7.1 million, or 11%, in sales and rentals of the lymphedema product line and an increase of $5.6 million, or 71%, in sales of the airway clearance product line in the three months ended September 30, 2025, compared to the three months ended September 30, 2024.

Revenue increased $18.5 million, or 9%, to $225.9 million in the nine months ended September 30, 2025, compared to $207.4 million in the nine months ended September 30, 2024. The increase in total revenue was attributable to an increase of $11.9 million, or 47%, in sales of the airway clearance product line and an increase of $6.6 million, or 4%, in sales and rentals of the lymphedema product line in the nine months ended September 30, 2025, compared to the nine months ended September 30, 2024.

The increase in the airway clearance product line revenue in the three and nine months ended September 30, 2025, was primarily attributable to increased placements of AffloVest among our DME partners. The increase in the lymphedema product line revenue in the three and nine months ended September 30, 2025 was primarily attributable to operational execution and meaningful progress across business transformation, product innovation and market leadership initiatives.

The following table summarizes our revenue by product line for the three and nine months ended September 30, 2025 and 2024, both in dollars and percentage of total revenue:

	Three Months Ended
	September 30,		Change
(In thousands)	2025	2024	$	%
Revenue
Lymphedema products	$72,381	$65,282	$7,099	11%
Airway clearance products	13,374	7,811	5,563	71%
Total	$85,755	$73,093	$12,662	17%

Percentage of total revenue
Lymphedema products	84%	89%
Airway clearance products	16%	11%
Total	100%	100%

	Nine Months Ended
	September 30,		Change
(In thousands)	2025	2024	$	%
Revenue
Lymphedema products	$188,905	$182,278	$6,627	4%
Airway clearance products	37,023	25,121	11,902	47%
Total	$225,928	$207,399	$18,529	9%

Percentage of total revenues
Lymphedema products	84%	88%
Airway clearance products	16%	12%
Total	100%	100%

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

Cost of Revenue and Gross Margin

Cost of revenue increased $2.4 million, or 13%, to $20.8 million in the three months ended September 30, 2025, compared to $18.3 million in the three months ended September 30, 2024. Cost of revenue increased $1.7 million, or 3%, to $56.8 million in the nine months ended September 30, 2025, compared to $55.1 million in the nine months ended September 30, 2024. The increase in cost of revenue for both the three- and nine- month periods was primarily attributable to the increase in revenue.

Gross margin was 76% and 75% in the three months ended September 30, 2025 and 2024, respectively, and 75% and 73% in the nine months ended September 30, 2025 and 2024, respectively.

Sales and Marketing Expenses

Sales and marketing expenses increased $3.0 million, or 11%, to $29.8 million in the three months ended September 30, 2025, compared to $26.8 million in the three months ended September 30, 2024. The increase was primarily attributable to a $2.3 million increase in personnel-related compensation expenses, a $0.3 million increase in travel and entertainment expenses, a $0.2 million increase in expenses for demo units, a $0.1 million increase in expenses related to meetings and seminars and a $0.1 million increase in general office and printing expenses.

Sales and marketing expenses increased $4.6 million, or 6%, to $87.4 million in the nine months ended September 30, 2025, compared to $82.8 million in the nine months ended September 30, 2024. The increase was primarily attributable to a $3.2 million increase in personnel-related compensation expenses, a $0.9 million increase in travel and entertainment expenses, a $0.4 increase in expenses related to meetings and seminars, and a $0.1 million increase in expenses related to educational grants.

Research and Development Expenses

Research and development (“R&D”) expenses decreased $0.2 million, or 9%, to $2.2 million in the three months ended September 30, 2025, compared to $2.4 million in the three months ended September 30, 2024. The decrease was primarily attributable to a $0.2 million decrease in clinical study related expenses and a $0.1 million decrease in personnel-related compensation expenses, partially offset by a $0.1 million increase in IT-related expenses.

R&D expenses decreased $0.8 million, or 12%, to $6.0 million in the nine months ended September 30, 2025, compared to $6.8 million in the nine months ended September 30, 2024. The decrease was primarily attributable to a $0.8 million decrease in clinical study related expenses and a $0.3 million decrease in personnel-related compensation expenses, partially offset by a $0.3 million increase in IT-related expenses.

Reimbursement, General and Administrative Expenses

Reimbursement, general and administrative expenses increased $3.3 million, or 18%, to $21.4 million in the three months ended September 30, 2025, compared to $18.1 million in the three months ended September 30, 2024. This increase was primarily attributable to a $2.8 million increase in personnel-related compensation expenses and a $0.6 million increase in IT-related expenses, partially offset by a $0.1 million decrease in occupancy costs, depreciation expense and professional fees.

Reimbursement, general and administrative expenses increased $12.3 million, or 24%, to $63.5 million in the nine months ended September 30, 2025, compared to $51.2 million in the nine months ended September 30, 2024. This increase was primarily attributable to a $8.1 million increase in personnel-related compensation expenses, a $2.7 million increase in IT-related expenses, and a $1.5 million increase in occupancy costs, depreciation expense and professional fees.

Intangible Asset Amortization

Intangible asset amortization remained consistent at $0.6 million for each of the three months ended September 30, 2025 and 2024.

Intangible asset amortization was $1.8 and $1.9 million for the nine months ended September 30, 2025 and 2024, respectively.

Interest Income and Interest Expense

Interest income decreased $0.3 million, or 31%, to $0.7 million in the three months ended September 30, 2025, compared to $1.0 million in the three months ended September 30, 2024, primarily due to a lower cash balance in an Institutional Insured Liquid Deposit demand account due to the repayment of debt. Interest expense decreased $0.3 million, or 63%, to $0.2 million in the three months ended September 30, 2025, compared to $0.5 million in the three months ended September 30, 2024, primarily due to the repayment of debt.

Interest income decreased $25,000, or 1%, to $2.4 million in the nine months ended September 30, 2025, compared to $2.4 million in the nine months ended September 30, 2024. Interest expense decreased $0.6 million, or 36%, to $1.0 million in the nine months ended September 30, 2025, compared to $1.6 million in the nine months ended September 30, 2024, primarily due to the decrease in the outstanding balance and repayment of our term loan.

Income Taxes

We recorded an income tax expense of $3.2 million and $2.1 million for the three months ended September 30, 2025 and 2024, respectively. The effective tax rate for the three months ended September 30, 2025 was an expense of 28.2%, compared to an expense of 28.7% for the three months ended September 30, 2024. The primary driver of the change in our effective tax rate was attributable to the Company recording less expense related to stock-based compensation discrete items when compared to the prior year period.

We recorded an income tax expense of $3.4 million and $3.3 million for the nine months ended September 30, 2025 and 2024, respectively. The effective tax rate for the nine months ended September 30, 2025 was an expense of 28.9%, compared to an expense of 31.0% for the nine months ended September 30, 2024. The primary drivers of the change in the Company’s effective tax rate were attributable to a lower discrete expense in the current year period as compared to true-ups recognized in the prior year period and rate changes in the current year period compared to prior year period.

On July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”) was enacted. Key income tax-related provisions of the OBBBA include the repeal of mandatory capitalization of research and development expenditures under Internal Revenue Code (IRC) Section 174 (reinstating full expensing beginning in 2025), extension of bonus depreciation, and revisions to international tax regimes. We have evaluated the financial implications of the OBBBA and have reflected its effects in the three months ended September 30, 2025. The OBBBA is expected to have no impact on our effective tax rate and a favorable impact on the timing of cash taxes. We currently expect our full-year 2025 cash tax benefit will be approximately $4.5 million.

Liquidity and Capital Resources

Cash Flows

On September 30, 2025, our principal sources of liquidity were cash of $66.0 million and net accounts receivable of $37.3 million. This compares to cash of $82.1 million and net accounts receivable of $43.2 million at September 30, 2024.

The following table summarizes our cash flows for the periods indicated:

	Nine Months Ended
	September 30,
(In thousands)	2025	2024
Net cash provided by (used in):
Operating activities	$25,515	$24,322
Investing activities	(1,958)	(2,005)
Financing activities	(51,959)	(1,204)
Net (decrease) increase in cash	$(28,402)	$21,113

Operating Activities

Net cash provided by operating activities during the nine months ended September 30, 2025 was $25.5 million, resulting from non-cash net income adjustments of $12.5 million, net income of $8.5 million, and a net increase in operating assets and liabilities of $4.6 million. Cash provided relating to the change in operating assets and liabilities primarily consisted of a decrease in net accounts receivable of $7.7 million, a $1.0 million increase in accrued expenses and other liabilities, a decrease in inventories of $2.6 million, a $2.1 million increase in accounts payable and a decrease in income taxes payable of $1.0 million, partially offset by a decrease in accrued payroll and related taxes of $3.2 million, an increase in prepaid expenses and other assets of $6.0 million, an increase in net investment in leases of $0.3 million and an increase in right of use operating lease assets of $0.3 million. The positive non-cash net income adjustments consisted primarily of $5.8 million of stock-based compensation expense, $5.0 million of depreciation and amortization, $1.6 million of deferred income taxes, and $0.1 million of loss on disposals.

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

Investing Activities

Net cash used in investing activities during the nine months ended September 30, 2025, was $2.2 million, consisting of purchases of property and equipment and patent costs.

Net cash used in investing activities during the nine months ended September 30, 2024, was $2.0 million, consisting of purchases of property and equipment primarily related to tenant improvements, and patent costs.

Financing Activities

Net cash used in financing activities during the nine months ended September 30, 2025, was $52.0 million, primarily consisting of payments of $26.6 million for the repurchase of our common stock and a payment of $26.3 million made on our term loan, partially offset by $0.8 million in proceeds from the issuance of common stock under the ESPP.

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

On November 1, 2024, we entered into a Fifth Amendment Agreement (the “Fifth Amendment”), which further amended the Credit Agreement. The Fifth Amendment permitted the Company to make payments to repurchase shares of its common stock, subject to certain limitations.

On July 31, 2025, we entered into an Amended and Restated Credit Agreement (the “2025 Restated Credit Agreement”), which amended and restated the Credit Agreement in its entirety. The 2025 Restated Credit Agreement, among other things, revised the applicable margin payable based on pricing levels determined by our consolidated total leverage ratio that range from 1.75% to 2.75% under the revolving credit facility, and revised the commitment fee to a rate per annum ranging from 0.125% to 0.250% for the unused portion of the revolving credit facility, also depending on our consolidated total leverage ratio. The 2025 Restated Credit Amendment also expanded the revolving credit facility from $25.0 million to $40.0 million and extended the maturity date of the revolving credit facility from August 1, 2026, to July 31, 2028.

The 2025 Restated Credit Agreement also eliminated the minimum consolidated EBITDA financial covenant, such that the financial covenants now consist of a maximum consolidated total leverage ratio covenant and a minimum fixed charge coverage ratio covenant. In addition, the 2025 Restated Credit Agreement revised certain negative covenants, including the restricted payment covenant, which now permits the Company to repurchase shares of its common stock and make certain other payments, as long as the Company is not in default under the 2025 Restated Credit Agreement, has a consolidated total leverage ratio of no greater than 1.75 to 1.00, and has liquidity of not less than $30.0 million, in each case both before and after giving effect to such stock repurchases or the making of such payments.

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

As of September 30, 2025, we had no outstanding borrowings under the 2025 Restated Credit Agreement.

For additional information regarding the 2025 Restated Credit Agreement, including interest rates, fees and maturities, see Note 8 – “Credit Agreement” of the condensed consolidated financial statements contained in this report.

Share Repurchase Program

On October 30, 2024, our Board of Directors authorized a program to repurchase up to $30.0 million of our common stock. Under the program, purchases could be made from time to time in the open market, in privately negotiated purchases, or both. The timing and number of shares to be purchased was based on the price of our common stock, general business and market conditions and other investment considerations and factors. The share repurchase program was scheduled to expire on October 31, 2026. As of June 24, 2025, we had utilized substantially all of the repurchase authorization under the program and therefore completed the share repurchase program. In aggregate under the program, we repurchased a total of 2,338,617 shares of common stock at a total cost of $30.0 million. The program did not obligate us to repurchase any specific number of shares and could have been suspended or discontinued at any time without prior notice.

During the nine months ended September 30, 2025, we repurchased 2,143,099 shares for approximately $26.6 million. We used cash on hand to fund these repurchases.

On October 16, 2025, our Board of Directors authorized a new program to repurchase up to $25.0 million of our common stock. Under the program, purchases may be made from time to time in the open market, in privately negotiated purchases, or both. The timing and number of shares to be purchased will be based on the price of the Company's common stock, general business and market conditions and other investment considerations and factors. This share repurchase program expires on November 3, 2027. The program does not obligate the Company to repurchase any specific number of shares and may be suspended or discontinued at any time without prior notice.

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

Inflation, changing prices, and tariffs did not have a material effect on our business during the quarter ended September 30, 2025. However, recent changes and announcements in U.S. and global tariff frameworks have negatively impacted, and could continue to negatively impact, our supply chain and increase our cost of goods sold. The ultimate impact of tariffs, including any related responses, are uncertain and will depend on various factors, including which tariffs are ultimately implemented, the timing of implementation, any exemptions available, whether exemptions are granted and maintained, and the amount, scope and nature of the tariffs. We continue to analyze the potential impact of recently announced tariffs, trade actions and related effects on our business and, at this time, we estimate that the impacts on our cost of goods sold could be up to $1.0 million for the year ended December 31, 2025, of which approximately $0.9 million was incurred through September 30, 2025. While we continue to actively work to mitigate tariff impacts, there is no assurance that such actions will be effective.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2025. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 30, 2025, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, that occurred during the quarter ended September 30, 2025, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

None

Item 3. Defaults Upon Senior Securities.

Not applicable.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Trading Arrangements

During the quarter ended September 30, 2025, none of our directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) of the Exchange Act or any non-Rule 10b5-1 trading arrangement (as defined in Item 408(c) of Regulation S-K).

Item 6. Exhibits.

The exhibits filed as part of this Quarterly Report on Form 10-Q are set forth on the Exhibit Index below.

EXHIBIT INDEX

Incorporated by Reference
Exhibit				Exhibit	Filed
Number	Description of Exhibit	Form	Date of Filing	Number	Herewith

3.1	Amended and Restated Certificate of Incorporation, conformed version reflecting all amendments through May 8, 2024	10-Q	08/05/2024	3.3

3.2	Amended and Restated By-laws, effective December 19, 2022	10-K	02/21/2023	3.2

10.1	Amended and Restated Credit Agreement, dated as of July 31, 2025, by and among Tactile Systems Technology, Inc., the lenders from time to time party thereto and Wells Fargo Bank, National Association	10-Q	08/04/2025	10.5

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) / 15d-14(a) of the Securities Exchange Act of 1934, as amended				X

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) / 15d-14(a) of the Securities Exchange Act of 1934, as amended				X

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X

101.1

Inline XBRL for the following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2025: (i) Balance Sheets, (ii) Statements of Operations, (iii) Statements of Stockholders’ Equity, (iv) Statements of Cash Flows, and (v) Notes to the Condensed Consolidated Financial Statements; and for the information set forth in Part II, Item 5.

X

104.1	Cover page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101.1)				X

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Tactile Systems Technology, Inc.

Date: November 3, 2025	By:	/s/ Elaine M. Birkemeyer
Elaine M. Birkemeyer
Chief Financial Officer
(Principal financial and accounting officer)