Form 10-K
period 2025-12-31
TACTILE SYSTEMS TECHNOLOGY INC
filed 2026-02-17
CIK 1027838

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, based on $10.14, the closing price of the shares of common stock on June 30, 2025 (the last business day of the registrant’s most recently completed second fiscal quarter) as reported by The Nasdaq Stock Market LLC on such date, was $223,030,304. The number of shares of registrant’s Common Stock outstanding as of February 13, 2026 was 22,438,926.

Portions of the Registrant’s Definitive Proxy Statement relating to the Annual Meeting of Stockholders, scheduled to be held on May 6, 2026, are incorporated by reference into Part III of this Report.

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

Risks Related to Our Business, Operations and Strategy

-	Changes to the level of Medicare coverage or coverage criteria for our products could have an adverse effect on our business and results of operations.
-	If we are unable to achieve and maintain adequate levels of coverage or reimbursement for our products, our business and results of operations will be adversely affected.
-	If we are unable to expand, manage and maintain our direct sales and marketing organizations, as well as our relationships with distributors, we may not be able to generate anticipated revenue.
-	We utilize third-party, single-source suppliers for some components and materials used in our products, and the loss of any of these suppliers could have an adverse impact on our business.
-	We are increasingly dependent on sophisticated information technology and if we fail to effectively maintain or protect our information systems or data, including from cyber-attacks or data breaches, our business could be adversely affected.
-	Our long-term growth depends on awareness and adoption of our products.
-	Our revenue is primarily generated from our lymphedema products and we are therefore highly dependent on these products.
-	Current or worsening economic conditions, including inflation, rising interest rates or a recession, could adversely affect our business and financial condition.
-	Our business, financial condition and results of operations may be negatively impacted by health epidemics or other disease outbreaks.
-	Physicians and payers may require additional clinical studies prior to prescribing our products or prior to providing or maintaining coverage and reimbursement for our products. Any subsequent clinical studies that are conducted and published may not be positive or consistent with our existing data, which could adversely affect the rate of adoption of our products.
-	Consolidation in the healthcare industry could lead to demands for price concessions, which may impact our ability to sell our products at prices necessary to support our current business strategies.
-	Failure to effectively implement technology initiatives or anticipate future technology needs or demands could adversely affect our business or financial results.

Government Regulation, Compliance and Legal Risks

-	We are subject to extensive federal and state regulation, and if we or our partners fail to comply with applicable requirements, we could face substantial penalties, such as being required to repay amounts previously received, and could suffer severe criminal or civil sanctions or be required to make significant changes to our operations that could adversely affect our business, financial condition and operating results. Further, requirements to comply with new laws, regulations and guidance may have an adverse effect on our financial condition and results of operations.
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

We generally employ a direct-to-patient and -provider model within our lymphedema portfolio, through which we obtain patient referrals from clinicians, manage insurance claims on behalf of our patients and their clinicians, deliver our solutions directly to patients and train them on the proper use of our solutions. This model allows us to engage directly with patients and clinicians, which are both critical audiences to which we can provide clinical evidence and education. For our respiratory therapy product, we have a durable medical equipment (“DME”) distribution model, through which we sell the AffloVest product to accredited DME providers, whose representatives gather and submit documentation for payer reimbursement, train patients on use of the device, and provide ongoing patient support.

For the year ended December 31, 2025, we generated revenue of $329.5 million and had net income of $19.1 million. Our revenue increased 12% during the year ended December 31, 2025, compared to the year ended December 31, 2024.

Lymphedema is a type of chronic swelling, or edema, which occurs in the arms, legs, neck, trunk, chest or other body parts when the lymphatic vessels are unable to adequately drain protein-rich lymph fluid from these regions. Lymphedema is progressive in nature, worsens over time, and has no known cure. Chronic venous insufficiency is a condition that occurs when the venous wall and/or valves in the veins are not working effectively, making it difficult for blood to return to the heart from the affected region(s). Phlebolymphedema is the convergence of lymphedema and chronic venous insufficiency. When the venous system does not effectively transfer blood from the lower limbs, it can result in venous hypertension and the development of painful, slow-healing wounds on the lower leg called venous leg ulcers. Venous hypertension can also lead to a marked increase in fluid build-up in the limbs, overwhelming the lymphatic system and causing lymphedema. Our proprietary Flexitouch, Entre and Nimbl systems are clinically proven at-home solutions for patients with vascular disorders such as lymphedema. Patients with lymphedema are typically treated by vascular surgeons, vascular medicine physicians, oncology care teams, wound physicians, nurses and therapists.

Our current lymphedema products are the Flexitouch Plus, Entre Plus and Nimbl systems. A predecessor to our Flexitouch system received 510(k) clearance from the U.S. Food and Drug Administration (the “FDA”) in July 2002, and we introduced the system to address the many limitations of self-administered home-based manual lymphatic drainage therapy. We began selling our more advanced Flexitouch system after receiving 510(k) clearance from the FDA in October 2006. In September 2016, we received 510(k) clearance from the FDA for the Flexitouch system in treating lymphedema of the head and neck. In June 2017, we announced that we received 510(k) clearance from the FDA for the Flexitouch Plus, the third-generation version of our Flexitouch system. In December 2020, we received 510(k) clearance for two new indications for our Flexitouch Plus system: phlebolymphedema and lipedema. We introduced our Entre system in the United States in February 2013 and the second generation, Entre Plus, in March 2023. The Entre Plus system is sold or rented to patients who need a simple pump or who do not yet qualify for insurance reimbursement for an advanced compression device such as our Flexitouch Plus system. Nimbl, our next generation pneumatic compression platform, received 510(k) clearance in June 2024 and, beginning in October 2024, is commercially available throughout the United States for treatment of upper extremity lymphedema, and subsequently was commercially launched for lower extremity lymphedema in February 2025. Sales and rentals of our lymphedema products generated $278.4 million, or 84%, of our revenue in 2025, and $259.4 million, or 89%, of our revenue in 2024.

On September 8, 2021, we acquired the assets of the AffloVest airway clearance product line. AffloVest is a portable, battery-powered, wearable vest that provides airway clearance to treat patients with chronic respiratory conditions such as bronchiectasis or conditions resulting from neuromuscular disorders. The AffloVest product line generated $51.1 million, or 16%, of our revenue in 2025, and $33.6 million, or 11%, of our revenue in 2024.

To support the growth of our business, we continue to invest in our commercial infrastructure, consisting of our direct sales force, DME sales team, patient education team, reimbursement capabilities, and clinical expertise. We are a national, accredited provider of home medical equipment services approved for coverage by private payers, Medicare, the Veterans Administration and certain Medicaid programs in the United States. Our field commercial team is focused on increasing clinician awareness of our lymphedema solutions. As of December 31, 2025, we employed 166 account managers and 166 specialists for our lymphedema products and a team of 19 specialists supporting our airway clearance products. This compares to 169 account managers and 111 specialists for our lymphedema products and a team of 18 specialists supporting our airway clearance products as of December 31, 2024.

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

Health insurance coverage for our Flexitouch Plus, Entre Plus and Nimbl systems is in place with private payers, Medicare, the Veterans Administration and certain Medicaid programs. Based on our estimates, we are contracted or enrolled as an in-network provider with payers covering over 278 million lives in the United States. In 2025, we served over 84,000 patients with our compression therapy devices and cumulatively have served over 635,000 patients since they launched.

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

Lymphedema occurs when there is impairment to the lymphatic system, disrupting normal transport of lymph fluid within the body and causes severe and debilitating symptoms, including swelling, decreased mobility, skin breakdown, pain, increased risk of serious infection and marked psychosocial impairment, resulting in significant negative implications for a patient's health. When the lymphatic system becomes overwhelmed, damaged, or blocked for an extended period of time, lasting swelling (referred to as chronic edema) occurs. Symptoms related to lymphedema can present anywhere in the body, including the head, neck, arms, legs, trunk and genitals. For most patients with lymphedema, the negative impact on their quality of life extends far beyond the swelling and heaviness and can include physical limitations, skin changes and recurrent infections, depression, anxiety and social isolation, and the financial burden of care. For patients with head and neck lymphedema, critical functions such as swallowing, breathing and range of motion can be negatively impacted. Over time, the accumulation of lymph fluid can result in significant changes in the structure of the tissues, causing thickening and hardening of the skin, referred to as fibrosis. Recurrent skin infections such as  cellulitis, a serious skin infection, are common complications of lymphedema.

For people with cancer, the build-up of lymph fluid can be caused by surgery, especially when lymph nodes are removed, radiation therapy that can damage lymph nodes and vessels, infections that damage surrounding tissue or cause scarring, and other conditions. In 2024, a study was published that showed the striking disparity in care between non-cancer-related lymphedema (“NCRL”) and cancer-related lymphedema (“CRL”) patients. On average from the study, 39% of NCRL patients had a diagnosis after two doctor consultations compared to 75% of CRL patients, and 63% of NCRL patients experienced more than twelve months between symptom onset and lymphedema diagnosis compared to 16% of CRL patients. Consequently, the study found that NCRL patients perceive physician disinterest in their condition and ultimately feel dissatisfied with their healthcare experience related to lymphedema.

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

Market Opportunity

Lymphedema and CVI are costly and lifelong conditions with debilitating physical and psychological impacts on patients. Based on a study published in 2020 by Dr. Steven Dean of Ohio State Medical Center et al., it is estimated that more than 16 million people in the United States were living with lymphedema due to CVI. This, in addition to the estimated five million individuals living in the U.S. with cancer-related and primary lymphedema, increases the prevalence estimates to over 20 million individuals.

Lymphedema and Cancer Treatment

Cancer treatment can cause damage to the lymphatic system in several ways. Cancer surgery often removes lymph nodes, radiation therapy can cause scar tissue to form around the lymph nodes and vessels, the cancer tumor itself can block or put pressure on lymph nodes and vessels, and chemotherapy and immunotherapy can increase the risk of lymphedema.  Cancer related lymphedema can present months or years after cancer has been treated. Unfortunately, studies show that many patients who develop lymphedema after cancer treatment have to consult with more than one doctor to get a diagnosis and often endure four months or longer before first treatment is rendered.

Breast cancer related lymphedema has more published evidence, clinician understanding and patient awareness than any other cancer type. Patients treated for breast cancer face a lifetime risk of developing lymphedema. The National Accreditation Program for Breast Centers, the National Comprehensive Cancer Network, the Commission on Cancer Guidelines and the Oncology Nursing Society have evidence-based guidelines on cancer survivorship that feature lymphedema early detection, monitoring and treatment. While lymphedema is identified as one of the top medical issues reported by breast cancer survivors, access to care remains a challenge.

The consequences of head and neck cancer treatment are significant, with 90% of patients experiencing lymphedema and 47% having moderate to severe fibrosis. Patient symptoms of lymphedema of the head and neck include significant skin changes, pain, difficulty breathing, speaking and swallowing. In 2016, Tactile received U.S. FDA clearance to market a first-of-its-kind system to treat patients suffering from lymphedema of the head and neck, The American Cancer Society estimates that there are 430,000 survivors of head and neck cancers in the United States, and more than 65,000 new patients are diagnosed each year.  Our Flexitouch head and neck system is the only pneumatic compression device with an indication to treat patients suffering from debilitating head and neck lymphedema and our therapy is protected with several patents issued in 2022. We estimate the market opportunity for our Flexitouch head and neck system is approximately $1 billion in the United States, which is based on 75% of the total number of patients suffering from cancers of the head and neck and our average selling price per device. In June 2020, a pilot study demonstrated the effectiveness of Flexitouch in treating patients with head and neck related lymphedema. In 2025, we announced the results of our landmark randomized controlled trial demonstrating sustained clinical benefits of Flexitouch Plus as a first-line therapy for treating head and neck cancer-related lymphedema.

Care Pathway & Limitations

Treatment for lymphedema depends on the extent and severity of the condition upon diagnosis. Treatment options include complete decongestive therapy consisting of manual lymphatic drainage (“MLD”), which is a specialized application of gentle pressure to the skin applied by a trained therapist that encourages drainage of lymph fluid, as well as decongestive exercises, skin care and compression with multilayered bandages, compression garments or pumps. The manual lymph drainage can be self-administered at home or in a clinic if lymphedema therapists are available. If administered in-clinic, visits typically are three to five times per week for four to eight weeks. This is costly, a significant commitment for the patient, inconvenient and time-consuming. Access to lymphedema therapists can be limited, and a reason that many patients do not access or complete their prescribed in-clinic treatments. Following the in-clinic visits, patients typically transition to self-administered home-based MLD and daily use of compression garments. Manual lymphatic drainage is difficult for patients to self-administer due to limited range of motion and treatment techniques that are difficult to replicate. To address these limitations, our at-home Flexitouch Plus and Nimbl systems were developed to provide automated pneumatic compression that mimics manual lymphatic drainage through an advanced, easy-to-use, consistent, self-applied at-home system.

In 2022, three independent societies’ consensus endorsements were published in Phlebology: The Journal of Venous Disease. Experts from the American Venous Forum, American Venous and Lymphatic Society and Society for Vascular Medicine provided the consensus guidance on diagnosis and patient treatment pathways for lymphedema. A large majority of the panel (92%) agreed with the statement that sequential pneumatic compression should be recommended for lymphedema patients, with 34% strongly agreeing. In addition, 72% of the panel agreed with the statement that all patients with CVI (stages C3-C6) should be considered as lymphedema patients, with 38% strongly agreeing.

Overview of Bronchiectasis

Bronchiectasis is often a COPD-associated condition where the lung’s bronchi become inflamed, widened, permanently damaged and scarred. As more of the bronchial wall thickens, mucus gets trapped, creating a breeding ground for infection. The inability to fully clear mucus and pathogens from the lungs can result in a progressive, chronic process of infections, inflammation, and permanent lung damage, often referred to as a ‘vicious vortex’.  Airway clearance therapies help interrupt the vicious vortex and need to be used regularly to maintain a healthy respiratory system in these patients.

Market Opportunity

Bronchiectasis is one of the most common respiratory diseases with over 500,000 U.S. adults diagnosed and is estimated to be growing in the high single-digits annually. More than 16 million people in the U.S. are living with COPD and it is estimated that over 4 million of them may be affected by bronchiectasis. High frequency chest wall oscillation is used to treat bronchiectasis and over 70 other International Classification of Disease (“ICD”)-10 diagnosis codes. Awareness of bronchiectasis is rising, bolstered by the emergence in 2025 of the first FDA-approved pharmaceutical, which is regarded as complementary to airway clearance therapy in the multi-modal treatment approach. This pharmaceutical provides a targeted, anti-inflammatory oral medication approach and HFCWO therapy vests physically help clear the mucus.

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

Our Products

We market Flexitouch Plus, Entre Plus and Nimbl systems as at-home therapies for the treatment of lymphedema and chronic venous insufficiency. We market AffloVest as an at-home therapy to mobilize lung secretions through high frequency chest wall oscillation. These products have received 510(k) clearance from the FDA to be marketed in the United States. We believe our products have unique features and benefits that address the shortcomings of traditional treatments, are more cost-effective and enable more consistent and effective therapy, leading to enhanced patient quality of life, improved clinical outcomes and reduced cost of care.

Flexitouch Plus System

Our Flexitouch Plus system is a programmable advanced pneumatic compression device designed to stimulate the lymphatic system. It is indicated for the treatment of lymphedema, phlebolymphedema, lipedema, certain types of other edema, venous insufficiencies and certain types of leg ulcers. We introduced our first-generation Flexitouch system in the United States in 2003, our second-generation Flexitouch system in 2006, and our third-generation Flexitouch system, the Flexitouch Plus, in 2018. The patented mechanism of action of the Flexitouch Plus system works by sequentially inflating and deflating its chambers to create a gentle, wave-like motion that directs lymph fluid from the impaired areas toward healthy regions of the body.  By automating this technique, we believe our system offers an effective, cost-efficient, convenient and accessible at-home treatment for patients.

Our Flexitouch Plus system consists of an electronic controller unit that offers 17 treatment settings and multiple contoured garment configurations for the trunk, chest, head, neck and the arm or leg. Our Flexitouch Plus is the only pneumatic compression system offering the flexibility for treating upper and lower extremities, the trunk and chest, and the head and neck. The electronic controller is a pneumatic compressor with four connector outlets. Each connector has eight outflow ports into which the garment hoses are connected. Our unique ComfortEase garments contain up to 32 air chambers, are made of a soft, pliable fabric and are designed with zippers and hook-and-loop fasteners to fit snugly around affected areas for maximum comfort and optimum pressure delivery. The garments come in a variety of sizes that can be easily adjusted to patients of all sizes. When our system is activated, air passes through the hoses, delivering sequential inflation and deflation to the garments and applying gentle pressure to the skin. The electronic controller unit adjusts the amount of pressure and the timing of the pressure and release cycles. This unit is lightweight and easily portable, providing maximum convenience for at-home treatment. A typical therapy session using our Flexitouch Plus system lasts up to one hour, with additional treatment options available if prescribed by a clinician. Beginning in November 2022, Flexitouch Plus controllers include Bluetooth capability that enables therapy data from the controller to be reported through Kylee, a companion application.

Entre Plus System

Our Entre system, introduced in 2013, is a basic pneumatic compression device used for the at-home treatment of lymphedema, chronic edema, venous insufficiency, and chronic wounds. Our Entre system is a pump with garments covering the arm or leg with eight chambers that inflate in sequence. In 2023, our second-generation system, Entre Plus, was introduced. In February 2025, we launched Nimbl for lower extremity lymphedema, which has replaced most orders for our Entre system and we expect to continue to do so.

Nimbl

Nimbl, our next generation basic pneumatic compression system, received 510(k) clearance in June 2024. Nimbl was commercially launched for upper extremity lymphedema in October 2024 and was commercially launched for lower extremity lymphedema in February 2025. Improving on the Entre Plus garments, the Nimbl system has reduced hose and harnesses while maintaining the eight chambers that inflate in sequence for treatment. Nimbl controllers include Bluetooth capability that enables therapy data from the controller to be reported through Kylee, a companion application.

Kylee

In 2022, we introduced Kylee™, a free mobile application to help patients learn about lymphedema, track their symptoms and treatment, and share their progress with their doctor. Kylee helps to support and encourage patients to embrace self-care and become more educated about their condition. Our customers can use Kylee to track their orders for our devices and view onboarding tutorials for using the device. Once a patient starts using a Tactile device, they can use Kylee to view their device usage, track their symptoms, and capture photos of their condition for sharing with their healthcare team. Flexitouch Plus and Nimbl controllers include Bluetooth technology to enable data transfer to the Kylee application.

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

Clinical Results and Studies

Overview

A key part of our success is our ability to demonstrate the effectiveness of our products by funding studies that generate clinical and economic outcome data supporting our products. We have developed a significant body of clinical data supporting the efficacy and safety of our products. We intend to continue to invest in studies to support peer-reviewed, published articles that demonstrate the clinical and economic benefits of our solutions as compared to traditional treatments. To date, more than 26 studies regarding the safety and efficacy of our products have been completed, in which over 2,300 subjects have been included.

Impact of our Flexitouch System in Patients with Phlebolymphedema

In 2024, the largest U.S. prospective clinical trial ever conducted investigating pneumatic compression and lymphedema was published in the Journal of Vascular Surgery - Venous and Lymphatic Disorders, which demonstrated high compliance and significant improvements across study endpoints for patients treated with Flexitouch. The 52-week study included 179 veterans across four participating VA medical centers.  Among the patients included in the study, chronic venous insufficiency was the most common etiology of lymphedema (phlebolymphedema), present in approximately 63% of study participants. Further, mild lymphedema was the most common disease stage, presenting in 68% of patients.

The study demonstrated statistically significant improvements in its primary endpoint of health-related and general quality of life measures. Specifically, Lymphedema Quality of Life (QoL) increased from 6.2 to 6.9, which includes improvements in function, appearance, symptoms, and emotion.

The secondary endpoint results demonstrated several statistically significant improvements, baseline to 52 weeks, with reductions in limb girth, cellulitis events, and skin hyperpigmentation. Among these results, the following were observed at 52 weeks: limb girth decreased by 1.4 cm; cellulitis events decreased from 21.4% to 6.1%; and skin hyperpigmentation decreased from 75% of patients to 40% of patients. There were additional improvements also noted in compliance and limb girth reduction, which included: 92% patient compliance (defined as used for five to seven days per week) with Flexitouch at 8 weeks and 72% patient compliance at 52 weeks; 74% patient compliance with compression garments at 52 weeks, compared to 64% at baseline; and 6% limb girth reduction at 12 weeks in patients with moderate (stage 2) and severe (stage 3) lymphedema.

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

Impact on Clinical Outcomes and Healthcare Costs with Use of our Flexitouch System

A retrospective study published in JAMA Dermatology demonstrated significant improvement in key clinical endpoints and immediate cost reductions for individuals with lymphedema following receipt of our Flexitouch system. The study was conducted in the United States and included 718 patients with a lymphedema diagnosis who had continuous insurance coverage during the 12 months prior to and the 12 months after receiving our Flexitouch system from 2007 through 2013.

The study evaluated a broad, clinically relevant set of healthcare use outcomes for each patient for the 12 months before and the 12 months after receipt of our Flexitouch system, including cellulitis infections, inpatient hospitalizations, physical therapy and outpatient hospital visits. Receipt of our Flexitouch system was associated with a significant decline in the rate of cellulitis diagnosis in the cancer-related lymphedema patients of 79% and in the non-cancer-related lymphedema patients of 75%. The inpatient hospitalization rate declined 22% in the cancer-related group and declined 54% in the non-cancer-related group. Outpatient hospital visits declined 29% in the cancer-related patients and 40% in the non-cancer-related patients.

The study also reviewed lymphedema-related healthcare costs for each patient in the study for the 12 months before and the 12 months after receipt of our Flexitouch system. Among the cancer-related lymphedema patients, total costs per patient, excluding durable medical equipment costs, were reduced by 37%.

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

Comparison of our Flexitouch System with Simple Pneumatic Compression Devices

A prospective, randomized controlled trial published in Supportive Care in Cancer in 2012 demonstrated that our Flexitouch system provides better clinical outcomes as compared to those achieved with a simple pneumatic compression device for home-based treatment of breast cancer-related lymphedema. The study was conducted in the United States and involved 36 patients. The number of participants in this study is considered to be a small sample size and a limitation of the study. However, it is one of the only published randomized controlled trials comparing PCDs, and we believe is currently the only published study of PCDs that reported comprehensively on adverse events. The patients were randomized to our Flexitouch system or a simple pneumatic compression device used for home treatment of one-hour per day for 12 weeks. The study does not reflect a comparison of our Flexitouch system to a product that is billed under the same Healthcare Common Procedure Coding System, or HCPCS, Code as our Flexitouch system. The group using our

Flexitouch system experienced an average reduction in edema of 29% compared to a 16% increase in the group using a simple pneumatic compression device.

Study of Patient-Reported Satisfaction with Use of our Flexitouch System

A retrospective study published in the Oncology Nursing Forum in 2008 demonstrated that patients using our Flexitouch system were satisfied with the device and perceived it to be beneficial in managing their lymphedema. The study was conducted in the United States and involved 155 patients with lymphedema. Ninety percent of the 155 study patients reported being "satisfied" with our Flexitouch system. Of these patients, more than 65% reported being "extremely satisfied."

Flexitouch System Impact on Patient-Reported Improved Quality-of-Life

A prospective observational study published in Annals of Vascular Surgery demonstrated that use of our Flexitouch system is associated with patient-reported overall improvement in quality-of-life and lower extremity-related symptoms. The study was conducted in the United States and collected data from patients presenting for treatment of lower-extremity lymphedema from March 2011 to September 2014.  The study reported that 54% of patients reported greatly improved symptom control after use of our Flexitouch system, 35% moderately improved and 11% mildly improved. In the year before use of our Flexitouch system, 15% of the patients reported 26 episodes of cellulitis, which decreased to five episodes after initiation of the Flexitouch system (P=0.002) in subsequent median follow-up of 12.7 months. 8% of patients reported skin ulceration of the affected extremity in the year before presentation for treatment.

Advanced Pneumatic Compression for Treatment of Lymphedema of the Head and Neck

A landmark randomized control study of 236 patients with head and neck cancer related lymphedema demonstrated short term and sustained clinical and quality of life benefits of Flexitouch Plus as a first-line therapy in treating head and neck cancer-related lymphedema. The study assessed clinical and quality of life outcomes at 2, 4 and 6 months for patients randomized to either usual care (therapist-guided multi modal treatment) or Flexitouch Plus. In October 2025, the 4 and 6 month results were presented as a late breaking research poster at the ACRM 2025 102nd Annual Conference. Highlights include:

●	Flexitouch Plus demonstrated reduced internal swelling at the majority of anatomical sites (13 of 19), with statistically significant improvement achieved in the base of tongue (p=0.008) and arytenoids (p=0.023);
●	Improvements in both internal (Endoscopy Modified Patterson Scale) and external soft tissue swelling (clinical observation) favored Flexitouch Plus over usual care;
●	Statistically significant improvement in epiglottic thickness and prevertebral soft tissue thickness at C3 in both groups at six months; and
●	Both groups demonstrated sustained improvement in patient-reported symptom burden.

In June 2025, the two-month data publication of this same study demonstrated significant clinical and quality-of-life benefits in Flexitouch Plus treated patients. Specific areas that showed differentiation between usual care and Flexitouch Plus treated patients include:

●	Participants in the usual care arm took an average of 29.8 days to begin therapist guided lymphedema treatment, compared to 17.9 days for therapy initiation for patients randomized to Flexitouch;
●	Only 71% of participants randomized to usual care actually received their assigned usual care treatment. 94.9% of those that were randomized to Flexitouch received treatment;

●	Flexitouch participants had statistically significant reduction in swelling via digital photography and total Head and Neck Cancer Related Lymphedema and Fibrosis Grading (HN-LEFG) scores while usual care participants exhibited marginal improvements; and
●	Self-reported symptom improvement occurred in both groups, with Flexitouch demonstrating statistically significant improvement on three of the six health-related quality-of-life sub scales.

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

Sales and Marketing

Unlike many of our competitors, we generally utilize a direct-to-patient and -provider model to market our lymphedema products directly to patients and clinics, providing high-quality customer service and capturing both the manufacturer and distributor margins for most of this business. The direct channel allows us to focus on our primary call points, which include vascular, therapy, oncology, and the Veterans Affairs hospital markets.

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

Our direct-to-patient and -provider lymphedema business is composed of a direct sales force, patient training and support, reimbursement capabilities and clinical expertise. These functions focus on patient and provider education, expanding awareness, coordinating referrals, and obtaining payment for our products.

The chart below describes our U.S. direct-to-patient and -provider model for the majority of our lymphedema business.

We sell the AffloVest to DME providers in the U.S. whose representatives service patients and bill third-party payers for the product. The DME provider representatives obtain the prescription and coordinate with patients and payers to determine insurance eligibility and payment. These DME providers are staffed by trained respiratory therapists who are required in some states to set up patients on at-home prescription respiratory therapies like AffloVest. We market to, and educate, DME provider representatives and clinicians about the AffloVest advantages. As of December 31, 2025, we also employed a small group of respiratory specialists, who educate DME provider representatives, provide product demonstrations for targeted clinicians and support technical questions related to the AffloVest.

The chart below describes our DME model.

As of December 31, 2025, we employed 166 account managers and 166 specialists for our lymphedema products and a team of 19 specialists supporting our airway clearance products. This compares to 169 account managers and 111 specialists for our lymphedema products and a team of 18 specialists supporting our airway clearance products as of December 31, 2024.

Our marketing team leads our efforts in brand development, product messaging, tradeshow attendance, medical educational forums, website development, social media and advertising.

Reimbursement, Payer Relations and Customer Support Process

Private insurers and other payers represented approximately 51% and 60% of our revenue in 2025 and 2024, respectively, while Medicare represented approximately 24% and 18% of our revenue in 2025 and 2024, respectively, Veterans Administration hospitals represented approximately 9% and 11% of our revenue in 2025 and 2024, respectively, and DME distributors represented approximately 16% and 11% of our revenue in 2025 and 2024, respectively. When we sell our solutions directly to patients, we generally bill third-party payers, such as commercial insurance or Medicare, on behalf of our patients and bill the patient for their copayment obligations and deductibles.

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

We have strong and established payer relationships, including most of the largest private payers in the United States. Based on our estimates, we are contracted or enrolled as an in-network provider with payers covering nearly 278 million lives. These contracts allow us to be an in-network provider for patients, enabling them to access our systems at a competitive rate and copay comparable to other suppliers and easing our administrative burden in processing authorizations and claims. For the last several years we have enjoyed an 80% or greater approval rate on commercial payers and 90% or greater approval rate on Medicare claims submitted (across all our products). We began doing business with Medicare in 2007. We have an in-depth understanding of specific payer coverage criteria, and our submission materials are tailored to address an individual payer's distinct requirements. Our dedicated customer service team is available to answer patient questions regarding reimbursement, account status, device operation and troubleshooting during normal business hours. We receive no additional reimbursement for patient support, but provide high-quality customer service and continuity to enhance patient comfort, satisfaction, compliance and safety with our products.

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

Research

Our research scope includes engineering, scientific and clinical research in the areas of our therapies for the treatment of lymphedema, cancer-related lymphedema, chronic venous insufficiency, bronchiectasis and other chronic respiratory conditions. Our expertise includes pneumatics, electronics, garment design, embedded software, mechanical design, sensors, manufacturing technologies and clinical trial management. Our current research and development efforts are focused on improving design for ease-of-use, reducing production costs of our solutions and further differentiating our products from our competitors. We coordinate our development efforts with external advisors and our intellectual property strategies in order to enhance our ability to obtain patent and other intellectual property protection. Our research and development expenses, including spending on our clinical evidence development efforts, totaled $8.5 million and $8.8 million for the years ended December 31, 2025 and 2024, respectively.

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

We have implemented a quality management system designed to comply with FDA regulations and International Standards Organization, or ISO, standards governing medical device products. In the United States, we and some of our manufacturers are required to manufacture our products in compliance with the FDA's Quality Management System Regulation, as updated to take effect on February 2, 2026, which covers the methods and documentation of the design, testing, control, manufacturing, labeling, quality assurance, packaging, storage and shipping for our products. We maintain a quality management system to control compliance with such requirements and have procedures in place designed to ensure that all products and materials purchased by us conform to our requirements and FDA regulations. Our quality management system has been certified to ISO 13485:2003 in 2012, 2014 and 2017, and to ISO 13485:2016 in 2019, 2020, 2021, 2022, 2023 and 2024. In 2021, we also received our Medical Device Single Audit Program (“MDSAP”) certification, which was renewed in 2024. An MDSAP allows an MDSAP-recognized Auditing Organization to conduct a single regulatory audit of a medical device manufacturer that satisfies the relevant requirements of the regulatory authorities participating in the program. Many of our manufacturers’ quality management systems also have been certified to ISO.

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

Further, even after a device receives clearance or approval by the FDA and is placed on the market, numerous regulatory requirements apply. These include:

●	establishment registration and device listing;

●	quality management system regulation, which requires manufacturers, including third-party manufacturers, to follow stringent design, testing, control, documentation, current good manufacturing practice, as applicable, and other quality assurance procedures during all aspects of the manufacturing process;
●	labeling regulations and the FDA prohibitions against the promotion of products for un-cleared, unapproved or "off-label" uses, and other requirements related to promotional activities;
●	medical device reporting regulations, which require that manufacturers report to the FDA if their device may have caused or contributed to a death or serious injury or malfunctioned in a way that would likely cause or contribute to a death or serious injury if the malfunction were to recur;
●	corrections and removals reporting regulations, which require that manufacturers report to the FDA field corrections and product recalls or removals if undertaken to reduce a risk to health posed by the device or to remedy a violation that may present a risk to health; and
●	post-market surveillance regulations, which apply when necessary to protect the public health or to provide additional safety and effectiveness data for the device.

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

We are also subject to announced and unannounced inspections by the FDA, and these inspections may include the manufacturing facilities or other sites of our subcontractors to audit any part of our quality system. We were inspected three times since January 2010 by the FDA and found to be in compliance with the Quality System Regulation requirements in effect at that time. We cannot assure you that we can maintain a comparable level of regulatory compliance in the future at our facilities.

FTC Regulation

Device advertising and promotional activity in certain circumstances is also subject to scrutiny by the Federal Trade Commission (the “FTC”), as well as similar state consumer protection agencies, which enforce laws related to false and deceptive trade practices. A company that is found to have advertised its product in violation of these laws may be subject to liability, including monetary penalties.

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

Telephone Consumer Protection Act. The Telephone Consumer Protection Act of 1991 (“TCPA”) restricts telemarketing and the use of automated telephone equipment. The TCPA limits the use of automatic dialing systems, artificial or prerecorded voice messages, SMS text messages and fax machines. It also applies to unsolicited text messages advertising the commercial availability of goods or services. Additionally, a number of states have enacted statutes that address telemarketing. For example, some states, such as California, Illinois and New York, have created do-not-call lists. Other states, such as Oregon and Washington, have enacted “no rebuttal statutes” that require the telemarketer to end the call when the consumer indicates that he or she is not interested in the product being sold. Restrictions on telephone marketing, including calls and text messages, are enforced by the FTC, the Federal Communications Commission, states and through the availability of statutory damages and class action lawsuits for violations of the TCPA.

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

CMS, which is the agency within the Department of Health and Human Services that administers both Medicare and Medicaid, has the authority to decline to cover particular products or services if it determines that they are not "reasonable and necessary" for the treatment of Medicare beneficiaries. A coverage determination for a product, which establishes the indications that will be covered, and any restrictions or limitations, can be developed at the national level by CMS through a National Coverage Determination, or NCD, or at the local level through a Local Coverage Determination, or LCD, by a regional Medicare Administrative Contractor, which is a private contractor that processes and pays claims on behalf of CMS for the geographic area where the services were rendered. Obtaining a coverage determination, whether an NCD or LCD, is a time-consuming, expensive and highly uncertain endeavor, especially for a new device. Under the current NCD that has been effective since January 14, 2002, pneumatic compression devices, or PCDs, including our products, are covered for the treatment of lymphedema or for the treatment of chronic venous insufficiency with venous stasis ulcers. A LCD, administered by the two Medicare Administrative Contractors responsible for processing durable medical equipment claims, and which had set forth additional coverage criteria impacting Medicare coverage for our products was retired on November 14, 2024. The validity of the coverage criteria in the LCD remains under dispute in the District Court of the District of Columbia. Our Medicare business was 24% of revenue in 2025 compared to 18% in 2024.

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

The One Big Beautiful Bill Act (“OBBBA”) was enacted in July 2025. The OBBBA contains provisions that may reduce future Medicare reimbursement rates due to deficit-driven sequestration provisions. Similarly, certain provisions contained in the OBBBA may have the effect of reducing participation in Medicaid on a national basis. Changes to Medicaid eligibility or enrollment procedures could reduce the number of covered lives, decrease demand for our products, and increase uncompensated care.

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

Patents

Our patent portfolio consists of a few sets of patents, including patents relating to our Flexitouch system, our AffloVest system and other related technologies. As of December 31, 2025, we owned about 172 issued patents globally, of which 61 were issued U.S. patents. As of December 31, 2025, we owned about 21 pending patent applications pending globally, of which 10 were pending patent applications in the United States. Our

U.S. issued patents have varying patent terms, expiring between 2026 and through at least 2040, subject to payment of required maintenance fees, annuities and other charges.

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

Seasonality

Our business is affected by seasonality. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Seasonality.”

Human Capital Resources

As of December 31, 2025, we had 1,086 employees. We had 651 employees based throughout the United States, as well as 435 employees primarily based in our corporate/manufacturing locations in the Minneapolis metropolitan area. Our employees are our most important resource, and they set the foundation for our ability to achieve our strategic objectives.

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

Talent and Retention: In 2025, we continued to focus on recruitment, hiring, and retention to ensure high quality talent and a strong fit for specific roles within the Company. Our recruitment efforts include strong recruiting and hiring processes, as well as an internship program. The Company’s intranet facilitates employee inclusion, provides resources, and advances transparent communication efforts. We also have a number of learning and development options for our team members.

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

Information About our Executive Officers

Certain information with respect to our executive officers as of February 17, 2026 is set forth below.

Sheri L. Dodd, age 60, has served as a member of our Board of Directors since January 2021 and has served as our Chief Executive Officer since July 2024. Previously, Ms. Dodd served as President of Medtronic Canada at Medtronic plc. Since joining Medtronic in March 2010, Ms. Dodd served as Vice President and General Manager of Medtronic Care Management Services, Vice President and General Manager of Non-intensive Diabetes Therapies and Vice President for Global Health Economics, Reimbursement & Policy and Global Clinical Research across the Medtronic cardiovascular portfolio. From November 1997 until March 2010, Ms. Dodd held various positions in the pharma and medical divisions with Johnson & Johnson, most recently as Vice President of Health Economics and Reimbursement for Ethicon, Inc. Ms. Dodd also served as an outcomes researcher with Orthopedic Surgeons, plc from January 1995 until November 1997. From May 1988 until September 1993, Ms. Dodd served as a project coordinator with the World Health Organization.

Elaine M. Birkemeyer, age 51, has served as our Chief Financial Officer since joining the Company in March 2023. Ms. Birkemeyer joined the Company from UnitedHealth Group Incorporated (“UnitedHealth”), where she had served as Chief Financial Officer, Optum Care Solutions, from May 2021 to March 2023. Prior to that she held various other roles with UnitedHealth, including Chief Financial Officer, Rally Health from March 2020 to May 2021, Senior Vice President, Optum Corporate Finance from February 2017 to March 2020, and Vice President, Optum Operations Finance from July 2014 to February 2017. Previously, Ms. Birkemeyer held various positions with Best Buy Co., Inc., including Senior Director, Strategy and Business Planning, Senior Finance Director and Senior Finance Manager. Ms. Birkemeyer has over 26 years of experience in finance, accounting, financial analysis, strategy and business planning. Ms. Birkemeyer holds an M.B.A. from Northwestern University's Kellogg School of Management and a B.S. in Economics from the University of Pennsylvania’s Wharton School.

Kristie T. Burns, age 54, has served as our Senior Vice President, Marketing & Clinical Affairs since joining the company in March 2021. Prior to joining our company, Ms. Burns was the Chief Marketing Officer of Cala Health, Inc., a privately-held bioelectronic medicine company developing wearable neuromodulation therapies for chronic disease, from January 2017 until March 2021. At Cala Health, she organized the company’s commercial functions and managed the U.S. commercial introduction of its lead product. Prior to joining Cala Health, Inc., Ms. Burns served as Vice President of Solutions Marketing, ResMed Americas of ResMed Inc. (NYSE: RMD), a global leader in digital health and cloud-connected medical devices focused on sleep apnea and other chronic diseases, from December 2003 to February 2016. Ms. Burns held various marketing and leadership roles of increasing responsibility with ResMed Inc. beginning in 2003. At ResMed Inc., her responsibilities included managing marketing and legal due diligence teams and leading the collaboration between multiple teams following a significant market reorganization. Ms. Burns previously served in consulting and business development roles of increasing responsibility at a privately-held cardiology consulting practice that was subsequently acquired by GE Medical Systems, from 1994 to 1999.

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

Determinations of which products or services will be reimbursed under Medicare can be developed at the national level through a National Coverage Determination, or NCD, by CMS, or at the local level through a Local Coverage Determination, or LCD, by the two regional Durable Medical Equipment (DME) Medicare Administrative Contractors (MACs), which are private contractors that process and pay claims on behalf of CMS for different regions. The NCD for Pneumatic Compression Devices (PCDs) was established on January 14, 2002 and the LCD for PCDs was established by the MACs on October 1, 2015. On November 14, 2024 the LCD for PCDs was retired, and therefore the NCD will apply to all PCDs. We are not able to predict how the application of the NCD to PCDs that were previously covered by the LCD will impact coverage determinations, but unfavorable interpretations may occur. In addition, beginning April 13, 2026, CMS will require prior authorization requests (“PARs”) for pneumatic compression devices billed under the HCPCS codes for our PCD products. While the impacts of the new PAR process are uncertain at this time, the requirement to obtain PARs related to our products could result in increased claim denials, delays in shipments due to additional administrative requirements associated with the process and other negative effects.  The new PAR process could adversely affect coverage matters, particularly during the initial implementation phase of the new requirement.

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

For our respiratory therapy product, we rely on DME providers for all aspects of sales, reimbursement, training and support. Our future success with respect to our respiratory therapy product depends largely on our ability to maintain and expand relationships with our current, and to enter into relationships with new, distributors of our airway clearance products. Our ability to continue to market, distribute, and sell our airway clearance products may be at risk if key or multiple of the DME providers choose to stop selling our products or if we are unable to enter into relationships with new distributors. Further, because we fully rely on DME providers related to sales of our AffloVest product, any disruption affecting those DMEs could adversely impact our results, such as the large DME provider that experienced slowed placements of AffloVest due to eligibility requirement changes that led to the decrease in our airway clearance product line revenue in 2023 and the first half of 2024.

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

Our lymphedema products accounted for 84% and 89% of our revenue for the years ended December 31, 2025 and 2024, respectively. We expect that sales of our lymphedema products will continue to account for a majority of our revenue going forward. Therefore, our ability to execute our growth strategy will depend not only upon increasing awareness of lymphedema, but also on the adoption of our products to treat this condition. Many physicians and clinicians may have experience with, and/or invested substantial resources in, developing expertise in traditional or alternative treatments for lymphedema, which may make them less willing to adopt our products. If our lymphedema products fail to achieve wide market acceptance for any reason, our business, financial condition and results of operations could be adversely affected.

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

Failure to effectively implement technology initiatives or anticipate future technology needs or demands could adversely affect our business or financial results.

The medical device industry is highly competitive and subject to rapid change and technological advancements. Therefore, it is important to our business that we continue to evaluate technology to determine whether it may help us compete on a cost-effective basis. The cost of investing in, implementing and maintaining such technology is high, and there can be no assurance, given the fast pace of change and innovation, that our technology, either purchased or developed internally, will meet our needs, in a timely and cost-effective manner or at all. During the course of implementing new technology into our operations, we may experience system interruptions and failures. In addition, there can be no assurance that we will recognize, in a timely manner or at all, the benefits that we may expect as a result of our implementing new technology. If we are not able to anticipate and keep pace with existing and future technology needs, our business, financial results, or reputation could be negatively impacted.

Our industry continually experiences technological changes, with frequent introductions of new technology-driven products and services, including recent and rapid developments in artificial intelligence ("AI"). There are risks in effectively implementing and marketing new technology-driven products and services. Upgrades and integration may cause service interruptions, transaction errors, and delays, and could cause us to fail to comply with applicable laws. There can be no assurance that we will be able to successfully manage the risks associated with an increased dependency on technology. Failure to successfully keep pace with technological change affecting our industry could negatively affect our revenue and profitability.

The use of AI developed by third parties introduces risks related to how the AI is developed, trained, and deployed, including unauthorized material in training data and limited visibility into risk mitigation steps.

The legal and regulatory environment for AI is uncertain and rapidly evolving, both in the United States and internationally, potentially increasing compliance costs and risk of non-compliance.

We are also exposed to the risk that generative AI may produce incorrect outputs, release confidential information, reflect biases, infringe intellectual property, or otherwise cause harm. Their complexity makes it challenging to understand outputs and comply with documentation or explanation requirements. Any of these risks could expose us to liability or adverse legal or regulatory consequences and harm our business or financial results.

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

Government Regulation, Compliance and Legal Risks

We are subject to extensive federal and state regulation, and if we or our partners fail to comply with applicable requirements, we could face substantial penalties, such as being required to repay amounts previously received, and could suffer severe criminal or civil sanctions or be required to make significant changes to our operations that could adversely affect our business, financial condition and operating results. Further, requirements to comply with new laws, regulations and guidance may have an adverse effect on our financial condition and results of operations.

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

Efforts to ensure that our business will comply with applicable laws, including healthcare laws and regulations, may involve substantial costs. In addition, the healthcare and other laws applicable to our business may change or be amended, and it is possible that governmental and enforcement authorities will conclude that our business practices do not comply with current or then-existing legal requirements. We may not properly interpret certain requirements or fail to timely report activities, when required. If any such actions are instituted against us, and we are not successful in defending ourselves, those actions could have a material impact on our business.

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

Unless an exemption applies, each medical device we seek to distribute commercially in the United States requires marketing authorization from the FDA prior to distribution. The two primary types of FDA marketing authorizations applicable to a medical device are premarket notification, also called a 510(k) clearance, and premarket approval. The type of marketing authorization is generally linked to the classification of the device. When a 510(k) clearance is required, we must submit a premarket notification to the FDA demonstrating that our proposed device is "substantially equivalent" to a legally marketed device previously found substantially equivalent through a 510(k) premarket notification, a legally marketed device which has been reclassified from high to low or moderate risk or a legally marketed device in commercial distribution before May 28, 1976 for which the FDA does not require the submission of a premarket approval application. Such a device is commonly known as a ‘”predicate device.’” In 2019, the FDA released a final guidance for industry regarding an optional Safety and Performance Based Pathway for 510(k) clearance, which allows a submitter to demonstrate that an eligible new device of a well-understood type meets FDA-identified performance criteria to demonstrate that the device is as safe and effective as a legally marketed device. The FDA may require further information, including clinical data, to make a determination regarding substantial equivalence. A medical device may be found not to be equivalent if it has different intended uses from the predicate device or possesses different technological characteristics from the predicate device which raise new questions of safety and effectiveness. A premarket approval application must be submitted to the FDA if the device cannot be cleared through the 510(k) process. The premarket approval application process is much more demanding and in-depth than the 510(k) premarket notification process and requires the payment of more significant user fees. A premarket approval application must be supported by valid scientific evidence, which typically requires extensive data to demonstrate the reasonable assurance of safety and effectiveness of the device. The approval process involves FDA review of information, including but not limited to, technical, pre-clinical (bench and/or animal), clinical trials, manufacturing and labeling. The FDA clearance and approval processes frequently take longer than anticipated due to increasing FDA demands for clarification of data or new data requirements.

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

Legislative or regulatory reforms may make it more difficult and costly for us to obtain regulatory clearances, approvals or certification for our products or to manufacture, market or distribute our products after clearance, approval or certification is obtained.

From time to time, legislation is drafted and introduced in Congress that could significantly change the statutory provisions governing the regulation of medical devices. In addition, FDA regulations and guidance are often revised or reinterpreted by the FDA in ways that may significantly affect our business and our products. Any new statutes, regulations or revisions or reinterpretations of existing regulations may impose additional costs or lengthen review times of any future products or make it more difficult to obtain approval for, manufacture, market or distribute our products.

We cannot determine what effect changes in regulations, statutes, legal interpretation or policies, when and if promulgated, enacted or adopted may have on our business in the future. Such changes could, among other things, require: additional testing prior to obtaining clearance or approval; changes to manufacturing methods; recall, replacement or discontinuance of our products; or additional record keeping. For example, on February 2, 2026, an amended version of FDA’s Quality System Regulation, or QSR, went into effect to replace the QSR with the Quality Management System Regulation, or QMSR. The intent of the amended regulations, which set forth FDA’s current good manufacturing practice requirements for medical devices, is to align more closely with the international standards. Specifically, the QMSR, among other things, incorporates by reference the quality management system requirements of ISO 13485:2016. Although the FDA has stated that the standards contained in ISO 13485:2016 are substantially similar to those set forth in the QSR, it is unclear the extent to which this final rule, once effective, could impose additional or different regulatory requirements on us that could increase the costs of compliance or otherwise negatively affect our business. If we are unable to comply with QMSR, once effective, or with any other changes in the laws or regulations enforced by FDA or comparable regulatory authorities, we may be subject to enforcement action, which could have an adverse effect on our business, financial condition and results of operations.

Changes in funding or disruptions at the FDA and other government agencies caused by funding shortages or global health concerns could hinder their ability to hire and retain key leadership and other personnel, or otherwise prevent new or modified products from being developed, authorized or commercialized in a timely manner or at all, or otherwise prevent those agencies from performing normal business functions on which the operation of our business may rely, which could adversely impact our business.

The ability of the FDA to review and provide marketing authorization new products or changes to existing products can be affected by a variety of factors, including government budget and funding levels, statutory, regulatory, and policy changes, the FDA’s ability to hire and retain key personnel and accept the payment of user fees, federal government shutdowns, and other events that may otherwise affect the FDA’s ability to perform routine functions. Average review times at the agency have fluctuated in recent years as a result. In addition, government funding of other government agencies that fund R&D activities is subject to the political process, which is inherently fluid and unpredictable. Decreases in government funding of research and development, including any reductions in funding to the U.S. National Institutes of Health may impact our business, as could changes in government programs that provide funding to research institutions and companies, including changes in the amount of funds allocated to different areas of research or changes that have the effect of increasing the length of time of the funding process. Disruptions at the FDA and other agencies may also slow the time necessary for new products, or modifications to authorized products, to be reviewed and/or authorized by necessary government agencies, which would adversely affect our business. For example, over the last several years, the U.S. government has shut down several times and certain regulatory agencies, such as the FDA, have had to furlough critical FDA employees and stop critical activities. If a prolonged government shutdown occurs, or if global health concerns prevent the FDA or other regulatory authorities from conducting their regular activities, it could significantly impact the ability of the FDA or other regulatory authorities to timely review and process our regulatory submissions, which could adversely affect our business.

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

We often must rely on third parties, such as contract research organizations, medical institutions, clinical investigators and contract laboratories, to conduct our clinical trials and to assist us with pre-clinical development. If these third parties do not successfully carry out their contractual duties or regulatory obligations, have difficulty recruiting sufficient subjects for clinical studies or fail to meet expected deadlines, if these third parties need to be replaced, or if the quality or accuracy of the data they obtain is compromised due to the failure to adhere to our clinical protocols or regulatory requirements or for other reasons, our pre-clinical development activities or clinical trials may be extended, delayed, suspended or terminated, and we may not be able to obtain regulatory approval for, or successfully commercialize, our products on a timely basis, if at all, and our business, operating results and prospects may be adversely affected. Furthermore, our third-party clinical trial investigators may be delayed in conducting our clinical trials for reasons outside of their control. For example, clinical studies may have certain limitations that affect outcomes, including sample size, study population, and participation due to reasons outside of our control, such as COVID-19.

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

If we or our component manufacturers fail to comply with the FDA's Quality Management System Regulation, our manufacturing operations could be interrupted or our business otherwise may be negatively impacted, and our product sales and operating results could suffer.

We and many of our component manufacturers are required to comply with the FDA's Quality System Management Regulation, or QMSR, which covers the procedures and documentation of the design, testing, production, control, quality assurance, labeling, packaging, sterilization, storage and shipping of our devices. The QMSR went into effect on February 2, 2026, replacing the former QSR. The FDA audits compliance with the QMSR through periodic announced and unannounced inspections of manufacturing sites and other applicable facilities. We and our component manufacturers have been, and anticipate in the future being, subject to such inspections. We cannot provide assurance that any future inspection will not result in adverse findings with respect to our QSMR compliance.

If we are unable to comply with QMSR, or with any other new or existing laws or regulations enforced by the FDA or comparable regulatory authorities, we may be subject to enforcement action, which could have an adverse effect on our business, financial condition and results of operations. Compliance with applicable regulatory requirements is subject to continual review and is rigorously monitored through periodic inspections by the FDA. Failure to comply with current governmental regulations and quality assurance guidelines could lead to temporary manufacturing shutdowns, product recalls or related field actions, product shortages or delays in product manufacturing. Efficacy or safety concerns, an increase in trends of adverse events in the marketplace, and/or manufacturing quality issues with respect to our products could lead to product recalls or related field actions, withdrawals, and/or declining sales.

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

The OBBBA was enacted in July 2025. The OBBBA contains provisions that could reduce future Medicare reimbursement rates due to deficit-driven sequestration provisions.  A reduction of reimbursement from Medicare could adversely affect our business and results of operations. Similarly, certain provisions contained in the OBBBA may have the effect of reducing participation in Medicaid on a national basis.  Changes to Medicaid eligibility or enrollment procedures could reduce the number of covered lives, decrease demand for our products, and increase uncompensated care.

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

The Federal Communications Commission maintains oversight of the TCPA governing how entities engage with consumers via telephone, including text communications, typically thought of as “telephone solicitations.” Several states have issued or may issue similar statutes or regulations. These statutes mandate compliance with requirements such as limiting time of day for calls/outreach, restricting autodial processes, limiting or prohibiting robot-calling, and compliance with “do not call” registries, among other aspects. Violations can subject our company to fines, penalties and consumer actions. We may need to comply with applicable laws in these jurisdictions that regulate telephone and text messaging to consumers, including our patients, which may increase our costs of compliance.

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

We believe our cash and cash flows from operations will be sufficient to meet our working capital, capital expenditure and commitment fee requirements for at least the next twelve months. However, we have based these estimates on assumptions that may prove to be incorrect, and we could spend our available financial resources much faster than we currently expect. Any future funding requirements will depend on many factors, including:

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

The Company’s Director of Information Security reports to our Chief Information Officer. Our Director of Information Security is responsible for our cybersecurity program, develops and publishes security policies and procedures, and reports to the Audit Committee on the effectiveness of our security program. Our Director of Information Security has 26 years of technology leadership experience, including 20 years directly overseeing cybersecurity programs in the healthcare device manufacturing industry, and holds the Certified Information Systems Security Professional (CISSP) certification. Our Director of Information Security is responsible for the Company’s Information Security Awareness Program, which includes security training for new hires and ongoing education for all staff, including annual refresher training and periodic bulletins regarding security risks. Security awareness email testing is performed on a monthly basis, with employee performance reported to management for inclusion in performance evaluations. Our Director of Information Security also performs risk assessments of third-party partners, including reviews of SOC 2 reports.

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

We also lease approximately 63,000 square feet of office, assembly and warehouse space at another facility near Minneapolis, Minnesota, that has an expiration date in March 2027.

We believe that these facilities are adequate to meet our business requirements for the near term and that additional space will be available on commercially reasonable terms, if required.

Item 3.  Legal Proceedings.

Information pertaining to certain legal proceedings in which we are involved can be found in Note 11 – “Commitments and Contingencies” to our consolidated financial statements included in Part II, Item 8 of this report and is incorporated herein by reference.

Item 4. Mine Safety Disclosures.

Not Applicable.

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our common stock has been listed on The Nasdaq Stock Market LLC under the symbol "TCMD" since July 28, 2016.

Holders

As of February 13, 2026, there were approximately 20 holders of record of our common stock. The actual number of holders of common stock is greater than this number of record holders and includes stockholders who are beneficial owners but whose shares are held in street name by brokers and nominees. The number of holders of record also does not include stockholders whose shares may be held in trust by other entities.

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

Recent Sales of Unregistered Securities

None.

Issuer Purchases of Equity Securities

We did not make any repurchases under our share repurchase program during the quarter ended December 31, 2025. For more information regarding our share repurchase program, refer to Note 12.

Equity Compensation Plan Information

The information required by this Item concerning equity compensation plans is incorporated herein by reference from Part III, Item 12 of this report.

Stock Performance Graph

The graph below compares the cumulative total stockholder return on our common stock with the cumulative total stockholder returns on the Nasdaq Composite Index, Russell 2000 Index and S&P Healthcare Equipment Select Industry Index for the periods indicated. The graph assumes that $100 was invested on December 31, 2020, in our common stock and each of the indices and that all dividends, if any, were reinvested. No cash dividends have been declared on our common stock. Stockholder returns over the indicated periods should not be considered indicative of future stockholder returns.

Index	12/31/2020	12/31/2021	12/31/2022	12/31/2023	12/31/2024	12/31/2025
Tactile Systems Technology, Inc.	$100	$42	$26	$32	$38	$65
Nasdaq Composite Index	100	121	81	116	150	180
Russell 2000 Index	100	114	89	103	113	126
S&P Healthcare Equipment Select Industry Index	100	103	79	74	78	78

Item 6.  [Reserved.]

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and the accompanying notes thereto included elsewhere in this report.

This Management’s Discussion and Analysis of Financial Condition and Results of Operations focuses on discussion of year-over-year comparisons between 2025 and 2024. Discussion of 2023 results and year-over-year comparisons between 2024 and 2023 that are not included in this Annual Report on Form 10-K can be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2024, filed with the SEC on February 18, 2025.

Overview

We are a medical technology company that develops and commercializes medical devices in the United States. Our mission is to help people suffering from chronic diseases live better and care for themselves at home. We focus our efforts on advancing the standard of care in treating underserved chronic diseases in the home to improve patient outcomes and quality of life and help control rising healthcare expenditures. Our areas of therapeutic focus are (1) vascular disease, with a goal of advancing the standard of care in treating lymphedema and chronic venous insufficiency, (2) oncology, where lymphedema is a common consequence among cancer survivors and (3) providing airway clearance therapy for those suffering from chronic respiratory conditions. We possess a unique, scalable platform to deliver at-home healthcare solutions throughout the United States. This evolving home care delivery model is recognized by policymakers and insurance payers as a key for controlling rising healthcare costs. Our solutions deliver cost-effective, clinically proven, long-term treatment for people with these chronic diseases. We generally employ a direct-to-patient and -provider model within our lymphedema portfolio, through which we obtain patient referrals from clinicians, manage insurance claims on behalf of our patients and their clinicians, deliver our solutions directly to patients and train them on the proper use of our solutions. This model allows us to engage directly with patients and clinicians, which are both critical audiences to which we can provide clinical evidence and education. For our respiratory therapy product, we have a durable medical equipment (“DME”) distribution model, through which we sell the AffloVest product to accredited DME providers, whose representatives gather and submit documentation for payer reimbursement, train patients on use of the device, and provide ongoing patient support.

Our current lymphedema products are the Flexitouch Plus, Entre Plus and Nimbl pneumatic compression pump systems and our airway clearance product is a High-Frequency Chest Wall Oscillation (“HFCWO”) device called AffloVest. The Flexitouch system product line is considered an advanced pneumatic compression device. The first generation Flexitouch system received 510(k) clearance from the U.S. Food and Drug Administration (the “FDA”) in July 2002, introducing a medical device technology to address the many limitations of self-administered home-based manual lymphatic drainage therapy. A second generation Flexitouch system received 510(k) clearance from the FDA in October 2006. In September 2016, we received 510(k) clearance from the FDA for the Flexitouch system in treating lymphedema of the head and neck. A third generation, Flexitouch Plus, received 510(k) clearance from the FDA in June 2017. In December 2020, we received 510(k) clearance from the FDA for two new indications for our Flexitouch Plus system: phlebolymphedema and lipedema. The Entre system product line and Nimbl product line are considered basic, or simple, pneumatic compression devices. These systems are sold or rented to patients who need a simple pump or who do not yet qualify for insurance reimbursement for an advanced compression device e.g., a Flexitouch Plus system. We introduced the Entre system in the United States in February 2013, this device was manufactured by Thermotek, Inc. and received FDA clearance in 2010. In 2015, we received FDA clearance for our own first generation Entre system and the second generation, Entre Plus, was released in March 2023. Nimbl, our next-generation pneumatic compression platform, received 510(k) clearance in June 2024 and was commercially launched for upper extremity lymphedema in October 2024 and was commercially launched for lower extremity lymphedema in February 2025. Nimbl has replaced most orders for our Entre system and we expect to continue to do so. Sales and rentals of our lymphedema products represented 84% and 89% of our revenue in the years ended December 31, 2025 and 2024, respectively.

On September 8, 2021, we acquired the assets of the AffloVest airway clearance product line. AffloVest is a portable, wearable vest that provides airway clearance to treat patients with chronic respiratory conditions such as bronchiectasis or conditions resulting from neuromuscular disorders. For the years ended December 31, 2025 and 2024, sales of AffloVest represented 16% and 11% of our revenue, respectively.

To support the growth of our business, we continue to invest in our commercial infrastructure, consisting of a separate lymphedema and respiratory sales force, marketing team including clinical education programs, patient education team, reimbursement capabilities and clinical expertise. We market our lymphedema products using a direct-to-patient and -clinician model. The AffloVest device is sold through respiratory durable medical equipment providers throughout the United States that service patients and bill third-party payers for the product. We employ a small group of respiratory specialists, who educate DME representatives, provide product demonstrations for targeted clinicians and support technical questions related to the AffloVest. As of December 31, 2025, we employed 166 account managers and 166 specialists for our lymphedema products and a team of 19 specialists supporting our airway clearance products. This compares to 169 account managers and 111 specialists for our lymphedema products and a team of 18 specialists supporting our airway clearance products as of December 31, 2024.

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

For the year ended December 31, 2025, we generated revenue of $329.5 million and had net income of $19.1 million, compared to revenue of $293.0 million and net income of $17.0 million for the year ended December 31, 2024, and revenue of $274.4 million and net income of $28.5 million for the year ended December 31, 2023. Our primary sources of capital since our initial public offering in 2016 have been from operating income, bank financing and our public offering in February 2023.

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

Components of our Results of Operations

Revenue

We derive revenue from sales and rentals of our Flexitouch Plus, Entre Plus and Nimbl systems to patients in the United States. Revenue growth has been driven by increased clinician, patient and payer awareness of lymphedema and the clinical efficacy of our Flexitouch Plus system, the launch of our Entre Plus system in March 2023, and the launch of Nimbl in October 2024. We have expanded our direct sales force, which helps us drive and support our revenue growth and intend to continue this expansion. However, any reversal in these recent trends could have a negative impact on our future revenue.

We sell or rent our lymphedema systems either directly to patients or to the Veterans Administration on behalf of patients, who are referred to us by physicians, clinical lymphatic therapists or nurses. We bill payers, such as private insurers, Medicare, or Medicaid, on behalf of our patients and bill patients directly for their cost-sharing amounts, including any portion of an unsatisfied deductible and any copayments or co-insurance. We bill the Veterans Administration directly for the purchase or lease of our product on behalf of the patient. Approximately 9% of our revenue in 2025 and 11% of our revenue in 2024 came from the Veterans Administration. Approximately 24% of our revenue in 2025 and 18% of our revenue in 2024 came from Medicare patients. Changes to the level of Medicare coverage for our products could reduce the number of Medicare patients who have access to our products. Our products currently are not subject to the competitive bidding process for supplying covered items to Medicare recipients.

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

We calculate gross margin as gross profit divided by revenue. Our gross margin has been and will continue to be affected by a variety of factors, including product and payer mix, production volumes, manufacturing costs, and cost-reduction strategies. We continue to work to reduce product manufacturing costs through enhanced product design efforts, supply chain initiatives in an effort to offset anticipated price erosion and improving product quality. Our gross margin will likely fluctuate from quarter to quarter.

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

Interest Income (Expense)

Interest income consists primarily of interest income related to investment income earned on our invested capital portfolio and interest expense consists primarily of interest expense related to our debt obligations.

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

Results of Operations

Comparison of the Years Ended December 31, 2025 and 2024

The following table presents our results of operations for the periods indicated:

	Year Ended
	December 31,				Change
(In thousands)	2025		2024		$	%
Condensed Consolidated Statement		% of		% of
of Operations Data:		revenue		revenue
Revenue
Sales revenue	$292,593	89%	$256,012	87%	$36,581	14%
Rental revenue	36,929	11%	36,972	13%	(43)	(0)%
Total revenue	329,522	100%	292,984	100%	36,538	12%
Cost of revenue
Cost of sales revenue	68,686	21%	64,815	22%	3,871	6%
Cost of rental revenue	10,690	3%	11,481	4%	(791)	(7)%
Total cost of revenue	79,376	24%	76,296	26%	3,080	4%
Gross profit
Gross profit - sales revenue	223,907	68%	191,197	65%	32,710	17%
Gross profit - rental revenue	26,239	8%	25,491	9%	748	3%
Gross profit	250,146	76%	216,688	74%	33,458	15%
Operating expenses
Sales and marketing	121,237	37%	112,009	38%	9,228	8%
Research and development	8,481	3%	8,832	3%	(351)	(4)%
Reimbursement, general and administrative	88,705	27%	71,135	23%	17,570	25%
Intangible asset amortization	2,444	1%	2,531	1%	(87)	(3)%
Total operating expenses	220,867	67%	194,507	65%	26,360	14%
Income from operations	29,279	9%	22,181	8%	7,098	(32)%
Interest income	3,097	1%	3,384	1%	(287)	(8)%
Interest expense	(1,038)	—%	(2,085)	(1)%	1,047	50%
Other income	1	—%	9	—%	(8)	(89)%
Income before income taxes	31,339	10%	23,489	8%	7,850	(33)%
Income tax expense	12,253	4%	6,529	2%	5,724	88%
Net income	$19,086	6%	$16,960	7%	$2,126	(13)%

Revenue

Revenue increased $36.5 million, or 12%, to $329.5 million in the year ended December 31, 2025, compared to $293.0 million in the year ended December 31, 2024. The increase in revenue was attributable to an increase of $19.0 million, or 7%, in sales and rentals of the lymphedema product line and an increase of $17.5 million, or 52%, in sales of the airway clearance product line in the year ended December 31, 2025, compared to the year ended December 31, 2024.

The increase in the lymphedema product line revenue in the year ended December 31, 2025, was driven by accelerating commercial momentum from our strong partnerships, execution of our go-to-market commercial strategy and disciplined focus on sales force productivity. The increase in the airway clearance product line revenue was primarily driven by strong partnerships and prioritized placement agreements with our top 10 respiratory DME providers.

Revenue from the Veterans Administration represented 9% and 11% of total revenue for the years ended December 31, 2025 and 2024, respectively. Revenue from Medicare represented 24% and 18% of total revenue for the years ended December 31, 2025 and 2024, respectively.

The following table summarizes our revenue by product line for the years ended December 31, 2025 and 2024, both in dollars and percentage of total revenue:

	Year Ended
	December 31,		Change
(In thousands)	2025	2024	$	%
Revenue
Lymphedema products	$278,380	$259,361	$19,019	7%
Airway clearance products	51,142	33,623	17,519	52%
Total	$329,522	$292,984	$36,538	12%

Percentage of total revenue
Lymphedema products	84%	89%
Airway clearance products	16%	11%
Total	100%	100%

Cost of Revenue and Gross Margin

Cost of revenue increased $3.1 million, or 4%, to $79.4 million during the year ended December 31, 2025, compared to $76.3 million during the year ended December 31, 2024. The increase in cost of revenue was primarily attributable to higher sales.

Gross margin was 76% and 74% in the years ended December 31, 2025 and 2024, respectively.

Sales and Marketing Expenses

Sales and marketing expenses increased $9.2 million, or 8%, to $121.2 million during the year ended December 31, 2025, compared to $112.0 million during the year ended December 31, 2024. The increase was primarily attributable to a:

●	$7.4 million increase in personnel-related compensation expense;
●	$1.1 million increase in travel and entertainment expenses;
●	$0.4 million increase in expenses related to meetings and tradeshows;
●	$0.2 million increase in expenses for demonstration units; and
●	$0.1 million increase in educational grants expense.

Research and Development Expenses

Research and development (“R&D”) expenses decreased $0.4 million, or 4%, to $8.5 million during the year ended December 31, 2025, compared to $8.8 million during the year ended December 31, 2024, which was primarily attributable to a $0.9 million decrease in clinical study-related expenses and a $0.1 million decrease in personnel-related expenses. These decreases were partially offset by a $0.6 million increase in professional fees.

Reimbursement, General and Administrative Expenses

Reimbursement, general and administrative expenses increased $17.6 million, or 25%, to $88.7 million during the year ended December 31, 2025, compared to $71.1 million during the year ended December 31, 2024. The increase was primarily attributable to a:

●	$12.0 million increase in personnel-related compensation expense as a result of increased headcount in our reimbursement operations, payer relations and corporate functions;
●	$3.8 million increase in IT-related-expenses;
●	$1.0 million increase occupancy costs, depreciation expense and professional fees; and
●	$0.8 million increase in expenses related to meetings and seminars.

Intangible Asset Amortization

Intangible asset amortization expense decreased $0.1 million to $2.4 million during the year ended December 31, 2025, compared to $2.5 million during the year ended December 31, 2024.

Interest Income and Interest Expense

Interest income decreased $0.3 million, or 8%, to $3.1 million during the year ended December 31, 2025, compared to $3.4 million during the year ended December 31, 2024, primarily due to a lower cash balance and the higher yielding Institutional Insured Liquid Deposit demand account decreasing the rates. Interest expense decreased $1.0 million, or 50%, to $1.0 million during the year ended December 31, 2025, compared to $2.1 million during the year ended December 31, 2024, primarily due to the decrease in the outstanding balance of our term loan.

Income Tax Expense

Income tax expense increased $5.7 million, or 88%, to $12.3 million during the year ended December 31, 2025, compared to $6.5 million during the year ended December 31, 2024. The primary drivers of the increase were the increase to net income in 2025 and an out-of-period adjustment of $2.8 million recorded to income tax expense during the year ended December 31, 2025. For additional information regarding the out-of-period adjustment, see Note 3 – “Summary of Significant Accounting Policies” of the consolidated financial statements contained in this report.

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

Liquidity and Capital Resources

Overview

As of December 31, 2025, we had cash of $83.4 million and net accounts receivable of $43.9 million compared to cash of $94.4 million and net accounts receivable of $44.9 million as of December 31, 2024. Our primary sources of capital since our initial public offering in 2016 have been from operating income, bank financing and our public offering in February 2023.

Cash Flows

The following table summarizes our cash flows for the periods indicated:

	Year Ended
	December 31,
(In thousands)	2025	2024
Net cash provided by (used in):
Operating activities	$42,811	$40,655
Investing activities	(2,535)	(2,497)
Financing activities	(51,197)	(4,824)
Net (decrease) increase in cash	$(10,921)	$33,334

Net Cash Provided by Operating Activities

Net cash provided by operating activities during the year ended December 31, 2025, was $42.8 million, resulting from non-cash net income adjustments of $23.6 million, net income of $19.1 million and a change in operating assets and liabilities of $0.1 million. The positive non-cash net income adjustments consisted primarily of $8.5 million of deferred income taxes, $8.4 million of stock-based compensation expense, $6.6 million of depreciation and amortization expense and $0.1 million of loss on disposal of property and equipment and intangibles. Cash provided relating to minimal change in operating assets and liabilities primarily consisted of a decrease in inventories of $4.6 million, an increase in accrued payroll and related taxes of $1.5 million, an increase in income taxes payable of $1.2 million, a decrease in accounts receivable of $1.1 million and an increase in accrued expenses and other liabilities of $0.8 million, partially offset by an increase in prepaid expenses and other assets of $6.9 million, an increase in net investment in leases of $1.2 million, a decrease in accounts payable of $0.8 million and an increase in right of use operating leases of $0.1 million.

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

Net Cash Used in Investing Activities

Net cash used in investing activities during the year ended December 31, 2025, was $2.5 million, primarily consisting of $2.4 million in purchases of property and equipment primarily related to tenant improvements, production tooling and office equipment and $0.2 million related to the acquisition of patents and other intangible assets.

Net cash used in investing activities during the year ended December 31, 2024, was $2.5 million, primarily consisting of $2.4 million in purchases of property and equipment primarily related to tenant improvements, production tooling and office equipment and $0.1 million related to the acquisition of patents and other intangible assets.

Net Cash Used in Financing Activities

Net cash used in financing activities during the year ended December 31, 2025, was $51.2 million, primarily consisting of payments of $26.6 million for the repurchase of our common stock and payments of $26.2 million on our term loan, partially offset by $1.4 million in proceeds from the issuance of common stock under our Employee Stock Purchase Plan (the “ESPP”) and $0.2 million in proceeds from exercises of common stock options.

Net cash used in financing activities during the year ended December 31, 2024, was $4.8 million, primarily consisting of payments of $3.5 million for the repurchase of our common stock and payments of $3.0 million on our term loan, partially offset by $1.7 million in proceeds from the issuance of common stock under the ESPP.

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

As of December 31, 2025, we had no outstanding borrowings under the 2025 Restated Credit Agreement.

Our obligations under the 2025 Restated Credit Agreement are secured by a security interest in substantially all of our and our subsidiary’s assets and are also guaranteed by our subsidiary. As of December 31, 2025, the 2025 Restated Credit Agreement contained a number of restrictions and covenants, including that we maintain compliance with a maximum consolidated total leverage ratio and a minimum fixed charge coverage ratio. As of December 31, 2025, we were in compliance with all covenants under the 2025 Restated Credit Agreement.

For additional information regarding the 2025 Restated Credit Agreement, including interest rates, fees and maturities, see Note 10 – “Credit Agreement” of the consolidated financial statements contained in this report.

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

We made repurchases under the share repurchase program in the following periods, which include the market price of the shares, commissions and excise tax:

	Year Ended
	December 31,
(In thousands, except share and per share data)	2025	2024
Number of shares repurchased	2,143,099	195,518
Total shares repurchased cost	$26,752	$3,508
Average total cost per repurchased share	$12.48	$17.94

Future Cash Requirements

Our material estimated future cash requirements under our contractual obligations and commercial commitments as of December 31, 2025, in total and disaggregated into current (payable in 2026) and long-term (payable after 2026) obligations, are summarized as follows:

	Payments Due By Period
		Less Than			More Than
(In thousands)	Total	1 Year	1-3 Years	3-5 Years	5 Years
Purchase commitments (1)	$31,921	$31,921	$—	$—	$—
Operating lease obligations (2)	17,395	3,808	6,586	6,649	352
Commitment Fees (3)	131	51	80	—	—
Total	$49,447	$35,780	$6,666	$6,649	$352
(1)	We issued purchase orders in 2025 totaling $31.9 million for goods that we expect to receive and pay for in 2026.
(2)	We currently lease approximately 150,000 square feet of office space for our corporate headquarters in Minneapolis, Minnesota, under a lease that expires in February 2031 and approximately 63,000 square feet of office, assembly and warehouse space at another facility near Minneapolis, Minnesota, under a lease that expires in March 2027. Furthermore, we lease office equipment from time-to-time based on our needs and these commitments are classified as operating leases.
(3)	Represents commitment fees under the 2025 Restated Credit Agreement, due to no amounts outstanding under the agreement as of December 31, 2025.

Adequacy of Resources

Our future cash requirements may vary significantly from those now planned and will depend on many factors, including:

●	the impact of inflation, rising interest rates or a recession on our business;
●	sales and marketing resources needed to further penetrate our market;
●	expansion of our operations;
●	IT investments to scale our business;
●	response of competitors to our solutions and applications;
●	costs associated with clinical research activities;
●	increases in interest rates;
●	labor shortages and wage inflation;
●	component price inflation;
●	costs to develop and implement new products; and
●	use of capital for acquisitions or licenses, if any.

Historically, we have experienced increases in our expenditures consistent with the growth in our revenue, operations and personnel, and we anticipate that our expenditures will continue to increase as we expand our business.

We believe our cash and cash flows from operations will be sufficient to meet our working capital, capital expenditures, debt repayment and related obligations, and other cash requirements for at least the next twelve months.

Inflation and changing prices did not have a material effect on our business during the year ended December 31, 2025, and we do not expect that inflation or changing prices will materially affect our business for at least the next twelve months.

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

Credit Risk

As of December 31, 2025 and 2024, our cash was maintained with one financial institution in the United States. We perform periodic evaluations of the relative credit standing of this financial institution and believe it has sufficient assets and liquidity to conduct its operations in the ordinary course of business with little or no credit risk to us. We have not experienced any losses on our cash to date.

Our accounts receivable primarily relate to revenue from the sale of our products to patients in the United States. As of December 31, 2025 and 2024, our accounts receivable were $43.9 million and $44.9 million, respectively. We had accounts receivable from two insurers representing approximately 18% and 10% of accounts receivable as of December 31, 2025. We had accounts receivable from two insurers representing approximately 23% and 12% of accounts receivable as of December 31, 2024. The credit risks associated with customers, which for these purposes are insurers, considers aggregation for entities that are known to be under common control.

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

Item 8. Financial Statements and Supplementary Data.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

Tactile Systems Technology, Inc.

Opinion on the financial statements

We have audited the accompanying consolidated balance sheets of Tactile Systems Technology, Inc. (a Delaware corporation) and subsidiary (the “Company”) as of December 31, 2025 and 2024, the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2025, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2025, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of December 31, 2025, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), and our report dated February 17, 2026 expressed an unqualified opinion.

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

We identified transaction price adjustments, as it relates to the uncollected lymphedema product sales with commercial payers and Medicare, as a critical audit matter. The principal considerations for our determination that this is a critical audit matter are:

●	The transaction price adjustments are related to material accounts and disclosures that are important to the users of the consolidated financial statements
●	Significant judgment is required to estimate the expected amount of cash consideration to be collected, which is a key input into management’s transaction price adjustments

Our audit procedures related to the transaction price adjustments – uncollected lymphedema product sales with commercial payers and Medicare included the following, among others:

●	We tested the design and operating effectiveness of management’s key controls relating to their commercial payer and Medicare transaction price adjustments and lookback analysis through reperformance, observation of the controls being performed, and inspection of supporting documentation providing evidence of control performance.
●	To test management’s estimate of the commercial payer and Medicare transaction price adjustments, we: (1) recomputed management’s calculation of the historical collection amounts by payer based on transactions that occurred during the year for a sample of commercial payers and Medicare (2) assessed management’s qualitative adjustments to any claims and (3) tested the completeness and accuracy of the underlying data used in management’s calculation of the historical collection amounts.
●	For sales to patients insured by commercial payers and Medicare, we assessed the reasonableness of management’s year-end analysis of the transaction price adjustments recorded in the prior year compared to actual pricing adjustments experienced in the current period by recomputing the results of management’s historical lookback analysis of collection amounts by payer portfolio and total reserve.

/s/ GRANT THORNTON LLP

We have served as the Company’s auditor since 2015.

Minneapolis, Minnesota

February 17, 2026

Tactile Systems Technology, Inc.
Consolidated Balance Sheets
	December 31,	December 31,
(In thousands, except share and per share data)	2025	2024
Assets
Current assets
Cash	$83,446	$94,367
Accounts receivable, net	43,876	44,937
Net investment in leases	15,754	14,540
Inventories	14,025	18,666
Prepaid expenses and other current assets	8,066	5,053
Total current assets	165,167	177,563
Non-current assets
Property and equipment, net	5,117	5,603
Right of use operating lease assets	13,798	16,633
Intangible assets, net	39,167	42,789
Goodwill	31,063	31,063
Deferred income taxes	9,783	18,311
Other non-current assets	9,847	5,962
Total non-current assets	108,775	120,361
Total assets	$273,942	$297,924
Liabilities and Stockholders' Equity
Current liabilities
Accounts payable	$4,968	$5,648
Note payable	—	2,956
Accrued payroll and related taxes	19,378	17,923
Accrued expenses	8,531	7,780
Income taxes payable	1,428	270
Operating lease liabilities	3,195	2,980
Other current liabilities	3,457	3,147
Total current liabilities	40,957	40,704
Non-current liabilities
Note payable, non-current	—	23,220
Accrued warranty reserve, non-current	1,045	1,209
Income taxes payable, non-current	275	239
Operating lease liabilities, non-current	12,763	15,955
Total non-current liabilities	14,083	40,623
Total liabilities	55,040	81,327

Stockholders’ equity:
Preferred stock, $0.001 par value, 50,000,000 shares authorized; none issued and outstanding as of December 31, 2025 and December 31, 2024	—	—
Common stock, $0.001 par value, 300,000,000 shares authorized; 22,438,926 shares issued and outstanding as of December 31, 2025; 23,883,475 shares issued and outstanding as of December 31, 2024	22	24
Additional paid-in capital	163,940	180,719
Retained earnings	54,940	35,854
Total stockholders’ equity	218,902	216,597
Total liabilities and stockholders’ equity	$273,942	$297,924

The accompanying notes are an integral part of these consolidated financial statements.

Tactile Systems Technology, Inc.
Consolidated Statements of Operations

	Year Ended
	December 31,
(In thousands, except share and per share data)	2025	2024	2023
Revenue
Sales revenue	$292,593	$256,012	$239,493
Rental revenue	36,929	36,972	34,930
Total revenue	329,522	292,984	274,423
Cost of revenue
Cost of sales revenue	68,686	64,815	66,713
Cost of rental revenue	10,690	11,481	12,577
Total cost of revenue	79,376	76,296	79,290
Gross profit
Gross profit - sales revenue	223,907	191,197	172,780
Gross profit - rental revenue	26,239	25,491	22,353
Gross profit	250,146	216,688	195,133
Operating expenses
Sales and marketing	121,237	112,009	107,119
Research and development	8,481	8,832	7,823
Reimbursement, general and administrative	88,705	71,135	62,074
Intangible asset amortization and earn-out	2,444	2,531	76
Total operating expenses	220,867	194,507	177,092
Income from operations	29,279	22,181	18,041
Interest income	3,097	3,384	1,874
Interest expense	(1,038)	(2,085)	(4,147)
Other income	1	9	2
Income before income taxes	31,339	23,489	15,770
Income tax expense (benefit)	12,253	6,529	(12,745)
Net income	$19,086	$16,960	$28,515
Net income per common share
Basic	$0.83	$0.71	$1.24
Diluted	$0.82	$0.70	$1.23
Weighted-average common shares used to compute net income per common share
Basic	22,872,841	23,883,729	22,925,497
Diluted	23,295,328	24,138,244	23,176,169

The accompanying notes are an integral part of these consolidated financial statements.

Tactile Systems Technology, Inc.
Consolidated Statements of Stockholders’ Equity

			Additional		Retained
	Common Stock		Paid-In		Earnings
(In thousands, except share data)	Shares	Par Value	Capital		(Accumulated Deficit)		Total
Balances, December 31, 2022	20,252,677	$20		$131,001		$(9,621)		$121,400
Stock-based compensation	—	—		7,547		—		7,547
Exercise of common stock options and vesting of performance and restricted stock units	283,624	1		13		—		14
Sale of common stock from follow-on public offering, net of offering expenses	2,875,000	3		34,622		—		34,625
Common shares issued for employee stock purchase plan	189,283	—		1,541		—		1,541
Net income for the period	—	—		—		28,515		28,515
Balances, December 31, 2023	23,600,584	$24	—	174,724	—	18,894	—	193,642
Stock-based compensation	—	—		7,819		—		7,819
Exercise of common stock options and vesting of performance and restricted stock units	317,443	—		24		—		24
Share repurchases	(195,518)	—		(3,508)		—		(3,508)
Common shares issued for employee stock purchase plan	160,966	—		1,660		—		1,660
Net income for the period	—	—		—		16,960		16,960
Balances, December 31, 2024	23,883,475	$24		$180,719		$35,854		$216,597
Stock-based compensation	—	—		8,357		—		8,357
Exercise of common stock options and vesting of performance and restricted stock units	533,608	—		222		—		222
Share repurchases	(2,143,099)	(2)		(26,750)		—		(26,752)
Common shares issued for employee stock purchase plan	164,942	—		1,392		—		1,392
Net income for the period	—	—		—		19,086		19,086
Balances, December 31, 2025	22,438,926	$22		$163,940		$54,940		$218,902

The accompanying notes are an integral part of these consolidated financial statements.

Tactile Systems Technology, Inc.
Consolidated Statements of Cash Flows

	Year Ended December 31,
(In thousands)	2025	2024	2023
Cash flows from operating activities
Net income	$19,086	$16,960	$28,515
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	6,643	6,792	6,539
Deferred income taxes	8,528	1,067	(19,378)
Stock-based compensation expense	8,357	7,819	7,547
Loss on disposal of property and equipment and intangibles	78	308	3
Change in fair value of earn-out liability	—	—	(2,475)
Changes in assets and liabilities, net of acquisition:
Accounts receivable, net	1,061	(1,764)	11,653
Net investment in leases	(1,214)	(345)	1,935
Inventories	4,641	3,861	597
Income taxes payable	1,194	(1,404)	(721)
Prepaid expenses and other assets	(6,898)	(3,929)	72
Right of use operating lease assets	(142)	187	71
Accounts receivable, non-current	—	10,936	12,125
Accounts payable	(758)	(1,087)	(3,853)
Accrued payroll and related taxes	1,455	1,134	(311)
Accrued expenses and other liabilities	780	120	(6,464)
Net cash provided by operating activities	42,811	40,655	35,855
Cash flows from investing activities
Purchases of property and equipment	(2,380)	(2,392)	(2,324)
Proceeds from sale of property and equipment	—	12	—
Intangible assets expenditures	(155)	(117)	(157)
Net cash used in investing activities	(2,535)	(2,497)	(2,481)
Cash flows from financing activities
Proceeds from issuance of note payable	—	—	8,250
Payments on earn-out	—	—	(10,575)
Payments on note payable	(26,250)	(3,000)	(3,000)
Payments on revolving line of credit	—	—	(25,000)
Payments of deferred debt issuance costs	—	—	(125)
Proceeds from exercise of common stock options	222	24	14
Proceeds from the issuance of common stock from the employee stock purchase plan	1,392	1,660	1,541
Payments for repurchases of common stock	(26,561)	(3,508)	—
Proceeds from issuance of common stock at market	—	—	34,625
Net cash (used in) provided by financing activities	(51,197)	(4,824)	5,730
Net (decrease) increase in cash	(10,921)	33,334	39,104
Cash – beginning of period	94,367	61,033	21,929
Cash – end of period	$83,446	$94,367	$61,033

Supplemental cash flow disclosure
Cash paid for interest	$1,218	$2,106	$4,560
Cash paid for taxes	$2,500	$6,866	$7,353
Accrued excise tax on stock repurchases	$191	$—	—
Capital expenditures incurred but not yet paid	$78	$76	$528

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

The results for the year ended December 31, 2025, are not necessarily indicative of results to be expected for any future year.

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

Note 3.  Summary of Significant Accounting Policies

Cash

Cash consists of all cash on hand and deposits. Our cash was held primarily in checking accounts and an Institutional Insured Liquid Deposit demand account as of December 31, 2025 and 2024. At times the amount of cash on deposit may exceed the federally insured limit of the bank. Deposit accounts at each of the institutions are insured up to $250,000 by the Federal Deposit Insurance Corporation (FDIC). At December 31, 2025 and 2024, the Company exceeded FDIC limits at various institutions. The Company has not experienced any losses in such accounts.

Equity Investments

Equity investments (including equity securities) with readily determinable fair value are reported at fair value, with unrealized gains and losses included in the determination of net income (loss). For equity investments with no readily determinable fair value, we measure these investments at cost less impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for the identical or a similar investment of the same issuer. Such observable price changes may include instances where the investee issues equity securities to new investors, thus creating a new indicator of fair value, as an example. As of each of December 31, 2025 and 2024, the total carrying value of our equity investments, with no readily determinable fair value, was $0.3 million, and are included in other non-current assets on our Consolidated Balance Sheets. On an annual basis, we perform a qualitative assessment considering impairment indicators to evaluate whether these investments are impaired and also monitor for any observable price changes. During the years ended December 31, 2025 and 2024, we did not have any impairment loss on these investments.

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

Impairment of Long-Lived Assets

We review long-lived assets, including property and equipment and patents, for impairment whenever events or changes in business circumstances indicate that the carrying amount of an asset may not be fully recoverable. We will assess long-lived assets used in operations for impairment indicators, including when undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying amount (see Note 7 – “Goodwill and Intangible Assets”).

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

Stock-Based Compensation

We provide stock-based compensation in the form of various types of equity-based awards, including time-based restricted stock units, performance-based restricted stock units, stock options, and through our Employee Stock Purchase Plan (“ESPP”). Stock-based compensation expense is based on the estimated fair value of the award on the grant date for equity awards, or on the first date of the ESPP purchase period for shares under the ESPP, and recognized over the requisite service periods on our Consolidated Statements of Operations using the straight-line expense attribution approach.

The estimated fair value of time-based and performance based restricted stock units is based on the closing price of our common stock on the grant date. Stock options and ESPP shares are valued using the Black-Scholes option-pricing model. The Black-Scholes valuation model requires the input of highly subjective assumptions. The assumptions include the expected term of the option or ESPP shares, the expected volatility of the price of our common stock, expected dividend yield and the risk-free interest rate. These estimates involve inherent uncertainties and the significant application of management’s judgment. If factors change and different assumptions are used, our stock-based compensation expense could be materially different in the future (see Note 12 – “Stockholders’ Equity”).

Income Taxes

Income taxes are accounted for under the liability method. Deferred income taxes are provided for temporary differences between the financial reporting and the tax basis of assets and liabilities. If we determine in the future that it is more likely than not that we will not realize all or a portion of the deferred tax assets, we will record a valuation allowance in the period the determination is made (see Note 14 – “Income Taxes”). Changes in tax rates are reflected in the tax provision as they occur.

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

Immaterial Correction of an Error

During the three months ended December 31, 2025, the Company identified an immaterial error related to the calculation of the Company’s deferred tax asset related to stock-based compensation. The Company did not properly reverse the deferred tax asset balance for certain stock options that had vested but later expired and as such its deferred income tax balance was overstated. In accordance with Staff Accounting Bulletin (“SAB”) No. 99, “Materiality”, and SAB No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements”, the Company evaluated the quantitative and qualitative considerations of the error and determined that the related impact was not material to results of operations, financial position, or cash flows for any historical annual or interim period. To correct the error, the Company recorded an out-of-period adjustment. The out-of-period adjustment reduced the Company’s deferred income tax balance, and increased its income tax expense, by $2.8 million as of and for the year ended December 31, 2025.

Accounting Pronouncement Not Yet Adopted

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

Recently Adopted Accounting Pronouncement

In December 2023, the FASB issued ASU No. 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures” which requires entities to enhance disclosures around income taxes. The guidance is effective for annual periods beginning after December 15, 2024, with early adoption permitted. We retrospectively adopted this ASU for the year ended December 31, 2025. The adoption of this ASU affects only our disclosures, with no impacts to our financial condition and results of operations.

Note 4.  Accounts Receivable

We had accounts receivable from two insurers representing approximately 18% and 10% of accounts receivable as of December 31, 2025. We had accounts receivable from two insurers representing approximately 23% and 12% of accounts receivable as of December 31, 2024. Revenue from these insurers accounted for 24% and 2% of our total revenue for the year ended December 31, 2025, and 18% and 2% for the year ended December 31, 2024. The credit risks associated with customers which for these purposes are insurers considers aggregation for entities that are known to be under common control.

Note 5.  Inventories

Inventories consisted of the following:

(In thousands)	At December 31, 2025	At December 31, 2024
Finished goods	$5,280	$6,149
Component parts and work-in-process	8,745	12,517
Total inventories	$14,025	$18,666

Note 6.  Property and Equipment

Property and equipment consisted of the following:

	At December 31,
(In thousands)	2025	2024
Equipment	$5,895	$5,108
Tooling	4,490	4,652
Furniture and fixtures	2,152	2,095
Leasehold improvements	3,473	3,466
Demonstration equipment	1,197	1,106
Construction in progress	597	152
Subtotal	17,804	16,579
Less: accumulated depreciation	(12,687)	(10,976)
Property and equipment, net	$5,117	$5,603

Depreciation expense was $2.9 million, $3.0 million and $2.7 million for the years ended December 31, 2025, 2024 and 2023, respectively.

Note 7.  Goodwill and Intangible Assets

Goodwill

In the third quarter of fiscal 2021, we completed the AffloVest acquisition. The purchase price of the AffloVest business exceeded the net acquisition-date estimated fair value amounts of the identifiable assets acquired and the liabilities assumed by $31.1 million, which was assigned to goodwill.

Intangible Assets

Our patents and other intangible assets are summarized as follows:

	Weighted-	At December 31, 2025
	Average	Gross
	Amortization	Carrying	Accumulated	Net
(In thousands)	Period	Amount	Amortization	Amount
Definite-lived intangible assets:
Patents	11 years	$1,083	$318	$765
Customer relationships	9 years	31,000	10,280	20,720
Developed technology	7 years	13,000	5,095	7,905
Subtotal		45,083	15,693	29,390
Unamortized intangible assets:
Tradenames		9,500	—	9,500
Patents pending		277	—	277
Total intangible assets		$54,860	$15,693	$39,167

	Weighted-	At December 31, 2024
	Average	Gross
	Amortization	Carrying	Accumulated	Net
(In thousands)	Period	Amount	Amortization	Amount
Definite-lived intangible assets:
Patents	12 years	$1,148	$333	$815
Defensive intangible assets	< 1 year	1,125	1,065	60
Customer accounts	—	125	125	—
Customer relationships	10 years	31,000	7,896	23,104
Developed technology	8 years	13,000	3,913	9,087
Subtotal		46,398	13,332	33,066
Unamortized intangible assets:
Tradenames		9,500	—	9,500
Patents pending		223	—	223
Total intangible assets		$56,121	$13,332	$42,789

Amortization expense was $3.7 million for the year ended December 31, 2025, and $3.8 million for each of the years ended December 31, 2024 and 2023, of which $1.3 million in each of the years ended December 31, 2025, 2024 and 2023, were recorded in cost of sales revenue. Future amortization expenses are expected as follows:

(In thousands)
2026	$3,648
2027	3,640
2028	3,640
2029	3,637
2030	3,632
Thereafter	11,193
Total	$29,390

The weighted-average remaining amortization period for these intangible assets was 8.2 years as of December 31, 2025.

Note 8.  Accrued Expenses

Accrued expenses consisted of the following:

	At December 31,
(In thousands)	2025	2024
In-transit inventory	1,931	1,013
Sales and use tax	$1,837	$802
Travel	1,424	1,120
Warranty	1,285	1,784
Legal and consulting	1,285	1,318
Clinical studies	64	304
Other	705	1,439
Total	$8,531	$7,780

Note 9.  Warranty Reserves

The activity in the warranty reserve during and as of the end of the years presented was as follows:

	Year Ended
	December 31,
(In thousands)	2025	2024	2023
Beginning balance	$2,993	$4,038	$4,212
Warranty provision	1,722	2,677	4,611
Processed warranty claims	(2,385)	(3,722)	(4,785)
Ending balance	$2,330	$2,993	$4,038

Accrued warranty reserve, current	$1,285	$1,784	$2,357
Accrued warranty reserve, non-current	1,045	1,209	1,681
Total accrued warranty reserve	$2,330	$2,993	$4,038

Note 10.  Credit Agreement

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

As of December 31, 2025, we had no outstanding borrowings under the 2025 Restated Credit Agreement.

Our obligations under the 2025 Restated Credit Agreement are secured by a security interest in substantially all of our and our subsidiary’s assets and are also guaranteed by our subsidiary. As of December 31, 2025, the 2025 Restated Credit Agreement contained a number of restrictions and covenants, including that we maintain compliance with a maximum consolidated total leverage ratio and a minimum fixed charge coverage ratio. As of December 31, 2025, we were in compliance with all covenants under the 2025 Restated Credit Agreement.

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

Buildings

We lease certain office and warehouse space at various locations in the United States where we provide services. These leases are typically greater than one year with fixed, escalating rents over the noncancelable terms and, therefore, ROU operating lease assets and operating lease liabilities are recorded on the Consolidated Balance Sheets, with rent expense recognized on a straight-line basis over the term of the lease. The remaining lease terms vary from approximately one to six years as of December 31, 2025.

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

Computer and Office Equipment

We also have operating lease agreements for certain computer and office equipment. The remaining lease terms as of December 31, 2025, ranged from less than one year to approximately three years with fixed monthly payments that are included in the ROU operating lease assets and operating lease liabilities. The leases provide an option to purchase the related equipment at fair market value at the end of the lease. The leases will automatically renew as a month-to-month rental at the end of the lease if the equipment is not purchased or returned.

Lease Position, Undiscounted Cash Flow and Supplemental Information

The table below presents information related to our ROU operating lease assets and operating lease liabilities that we have recorded:

(In thousands)	At December 31, 2025	At December 31, 2024
Right of use operating lease assets	$13,798	$16,633

Operating lease liabilities:
Current	$3,195	$2,980
Non-current	12,763	15,955
Total	$15,958	$18,935

Operating leases:
Weighted average remaining lease term	4.9 years	5.8 years
Weighted average discount rate	4.3%	4.4%

	Year Ended December 31,
	2025	2024	2023
Supplemental cash flow information for our operating leases:
Cash paid for operating lease liabilities	$3,421	$3,566	$3,453
Non-cash right of use assets obtained in exchange for new operating lease obligations	$—	$390	$293

The table below reconciles the undiscounted cash flows under the operating lease liabilities recorded on the Consolidated Balance Sheets for the periods presented:

(In thousands)
2026	$3,808
2027	3,311
2028	3,275
2029	3,309
2030	3,340
Thereafter	352
Total minimum lease payments	17,395
Less: Amount of lease payments representing interest	(1,437)
Present value of future minimum lease payments	15,958
Less: Current obligations under operating lease liabilities	(3,195)
Non-current obligations under operating lease liabilities	$12,763

Operating lease costs were $3.6 million, $3.5 million and $3.6 million for the years ended December 31, 2025, 2024 and 2023, respectively.

Major Vendors

We had purchases from one vendor that accounted for 13% and 20% of our total purchases for the years ended December 31, 2025, and 2024, respectively.

Purchase Commitment

We issued purchase orders in 2025 totaling $31.9 million for goods that we expect to receive within the next year.

Retirement Plan

We maintain a 401(k) retirement plan for our employees to which eligible employees can contribute a percentage of their pre-tax compensation. We recorded an expense related to our discretionary contributions to the 401(k) plan of $3.3 million, $2.2 million and $1.5 million for the years ended December 31, 2025, 2024 and 2023, respectively.

Legal Proceedings

From time to time, we are subject to various claims and legal proceedings arising in the ordinary course of business. Regardless of outcome, litigation can have an adverse impact on us because of defense and settlement costs, diversion of management resources and other factors.

On October 25, 2024, the United States District Court, District of Massachusetts (Boston) unsealed two qui tam complaints against us, and we were served with these complaints on January 14, 2025 and January 21, 2025. The United States has indicated that it is not intervening in either matter at this time. The first complaint is captioned United States ex. rel. Benjaman Scarborough vs. Tactile Systems Technology, Inc., Case No. 1:21-cv-10813-IT, and was filed under seal on May 17, 2021, on behalf of the United States by a former employee (the “Scarborough Complaint”). The Scarborough Complaint alleges that we submitted false claims and made false statements in connection with the Medicare programs, in violation of the Federal False Claims Act. The second complaint is captioned United States ex. rel. Jackie Gorham, an individual, and Dustin Gast, an individual, vs. Tactile Systems Technology, Inc. Case No. 1:21-cv-11809-IT, and was filed under seal on September 1, 2021, on behalf of the United States by two former employees (the “Gorham Complaint”). The Gorham Complaint alleges that we submitted false claims and made false statements in connection with the Medicare, Medicare Advantage plans, Medicaid and other government payers, in violation of the Federal False Claims Act and submitted false claims resulting from kickbacks in violation of the Federal False Claims Act and the Federal Anti-Kickback Statute. Both complaints seek damages, statutory penalties, attorneys’ fees, and costs. On February 24, 2025, the parties (the relators under both complaints and the Company) filed a joint motion requesting that both actions be stayed until November 25, 2025, to provide time for the government to review and assess sample claims for the purpose of assessing the allegations. On February 25, 2025, the court granted the motion and issued orders that stay both actions until November 25, 2025. On November 21, 2025, the parties filed a joint motion to extend the stay to March 25, 2026. That same day, the court issued an order granting the motion. We will defend the actions as they proceed.

Note 12.  Stockholders' Equity

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

We made repurchases under the share repurchase program in the following periods, which include the market price of the shares, commissions and excise tax:

	Year Ended
	December 31,
(In thousands, except share and per share data)	2025	2024
Number of shares repurchased	2,143,099	195,518
Total shares repurchased cost	$26,752	$3,508
Average total cost per repurchased share	$12.48	$17.94

Stock-Based Compensation

On May 7, 2025, our stockholders approved the Tactile Systems Technology, Inc. 2025 Equity Incentive Plan (the “2025 Plan”), which authorizes us to grant stock options, stock appreciation rights, restricted stock, stock units and other stock-based awards to employees, non-employee directors and certain consultants and advisors. The 2025 Plan provides for the issuance of up to 1,850,000 shares of our common stock, plus the number of shares subject to any award under the 2016 Equity Incentive Plan (the “2016 Plan”) that was outstanding on May 7, 2025 and that later expires, is cancelled or forfeited, is settled for cash or otherwise does not result in the issuance of all of the shares subject to such award. As of December 31, 2025, 1,873,013 shares were available for future grant pursuant to the 2025 Plan.

Following our stockholders’ approval of the 2025 Plan on May 7, 2025, no additional grants will be made under the 2016 Plan.  However, outstanding awards under the 2016 Plan will continue to be governed by their respective original terms.

We recorded total stock-based compensation expense of $8.4 million, $7.8 million and $7.5 million for the years ended December 31, 2025, 2024 and 2023, respectively. This expense was allocated as follows:

	Year Ended
	December 31,
(In thousands)	2025	2024	2023
Cost of revenue	$415	$365	$420
Sales and marketing expenses	1,836	2,413	2,985
Research and development expenses	176	157	133
Reimbursement, general and administrative expenses	5,930	4,884	4,009
Total stock-based compensation expense	$8,357	$7,819	$7,547

Stock Options

Stock options issued to participants other than non-employees typically vest over three or four years and typically have a contractual term of seven or ten years. Stock options are settled in new shares of our common stock. Stock-based compensation expense included in our Consolidated Statements of Operations for stock options was $0.0 million, $0.2 million and $0.9 million for the years ended December 31, 2025, 2024 and 2023, respectively. The total grant date fair value of options vested during the year was $0.2 million, $0.6 million and $1.9 million for the years ended December 31, 2025, 2024 and 2023, respectively.

At December 31, 2025, there was no unrecognized pre-tax stock option expense under our equity compensation plans.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model. Annually, we make predictive assumptions regarding future stock price volatility, dividend yield, expected term and forfeiture rate. We estimate our forfeiture rate based on an analysis of our actual forfeitures and will continue to evaluate the appropriateness of the forfeiture rate based on actual forfeiture experience, analysis of employee turnover behavior and other factors. The dividend yield assumption is based on expected annual dividend yield on the grant date. To date, no dividend on common stock has been paid by us. Expected volatility for grants issued in and prior to the first fiscal quarter of 2021 was estimated using the average historical volatility of public companies of similar size and industry over a similar period as the expected term assumption used for our options. Beginning in the second fiscal quarter of 2021, we had sufficient historical data to transition to utilizing our average historical volatility over a similar period as the expected term assumption used for our options as the expected volatility. We use the "simplified method" to determine the expected term of the stock option. The risk-free interest rate is based on the yields of U.S. Treasury securities with maturities similar to the expected term of the options for each option group. There were no stock options granted in the years ended December 31, 2025, 2024 or 2023.

Our stock option activity for the three years ended December 31, 2025, 2024 and 2023, was as follows:

		Weighted-	Weighted-
		Average	Average	Aggregate
	Options	Exercise Price	Remaining	Intrinsic
(In thousands except options and per share data)	Outstanding	Per Share (1)	Contractual Life	Value (2)
Balance at December 31, 2022	615,307	$43.25	4.7 years	$164
Exercised	(4,625)	$2.97		$98
Forfeited	(25,045)	$47.54
Cancelled/Expired	(155,677)	$50.72
Balance at December 31, 2023	429,960	$40.74	3.8 years	$223
Exercised	(2,571)	$9.40		$18
Cancelled/Expired	(32,518)	$43.63
Balance at December 31, 2024	394,871	$40.70	2.8 years	$309
Exercised	(26,780)	$8.27		$22
Cancelled/Expired	(142,643)	$41.77
Balance at December 31, 2025	225,448	$43.87	1.8 years	$316

Options exercisable at December 31, 2025	225,448	$43.87	1.8 years	$316

(1)	The exercise price of each option granted during the periods shown was equal to the market price of the underlying stock on the date of grant.
(2)	The aggregate intrinsic value of options exercised represents the difference between the exercise price of the option and the closing stock price of our common stock on the date of exercise. The aggregate intrinsic value of options outstanding represents the difference between the exercise price of the option and the closing stock price of our common stock on the last trading day of the period.

Options exercisable of 386,990 at December 31, 2024, and 386,457 at December 31, 2023 had weighted average exercise prices per share of $41.36 and $41.53, respectively.

The following summarizes additional information about our stock options:

	Year Ended
	December 31,
Number of:	2025	2024
Non-vested options, beginning of the year	7,881	43,503
Non-vested options, end of the year	—	7,881
Vested options, end of the year	225,448	386,990

	Year Ended
	December 31,
Weighted-average grant date fair value of:	2025	2024
Non-vested options, beginning of the year	$4.23	$13.57
Non-vested options, end of the year	—	4.23
Vested options, end of the year	17.73	16.52

Time-Based Restricted Stock Units

We have granted time-based restricted stock units to certain participants under the 2016 Plan that are stock-settled with common shares. Time-based restricted stock units granted under the 2016 Plan vest over one to three years. Stock-based compensation expense included in our Consolidated Statements of Operations for time-based restricted stock units was $5.5 million, $5.9 million and $5.1 million for the years ended December 31, 2025, 2024 and 2023, respectively. As of December 31, 2025, there was approximately $6.0 million of total unrecognized pre-tax compensation expense related to outstanding time-based restricted stock units that is expected to be recognized over a weighted-average period of 1.7 years.

Our time-based restricted stock unit activity for the years ended December 31, 2025, 2024 and 2023 was as follows:

		Weighted-
		Average Grant	Aggregate
	Units	Date Fair Value	Intrinsic
(In thousands except unit and per unit data)	Outstanding	Per Unit	Value (1)
Balance at December 31, 2022	590,542	$19.42	$6,779
Granted	398,698	$15.52
Vested	(270,651)	$20.18
Cancelled	(129,447)	$19.79
Balance at December 31, 2023	589,142	$16.35	$8,425
Granted	541,547	$13.82
Vested	(281,917)	$17.38
Cancelled	(120,346)	$14.78
Balance at December 31, 2024	728,426	$14.33	$12,478
Granted	473,901	$13.85
Vested	(406,102)	$14.46
Cancelled	(77,604)	$14.46
Balance at December 31, 2025	718,621	$13.92	$20,840

(1)	The aggregate intrinsic value of time-based restricted stock units outstanding was based on our closing stock price on the last trading day of the period.

Performance-Based Restricted Stock Units

We have granted performance-based restricted stock units (“PSUs”) to certain participants. These PSUs have both performance-based and time-based vesting features. The PSUs granted in 2022 were earned if and to the extent performance goals based on revenue change and adjusted EBITDA margin were achieved in 2023. The number of PSUs earned under these grants depended on the level at which the performance targets were achieved and could range from 50% of target if threshold performance was achieved and up to 150% of target if maximum performance was achieved. One-third of the earned PSUs vested on the date the Compensation and Organization Committee certified the number of PSUs earned, and the remaining two-thirds of the earned PSUs vested on the first anniversary of that certification date. All earned and vested PSUs were settled in shares of common stock.

The PSUs granted in 2023 have three separate performance periods, and one-third of each grant will be earned if and to the extent performance goals based on revenue change and adjusted EBITDA margin are achieved in each of 2023 and 2024 (ranging from 25% to 175% of target), and one-third will be earned if and to the extent performance goals based on revenue change and adjusted EBITDA change (ranging from 25% to 175% of target) are achieved in 2025. All earned and vested PSUs will be settled in shares of common stock.

The PSUs granted in 2024 have three separate performance periods, and one-third of each grant will be earned if and to the extent performance goals based on revenue change and adjusted EBITDA margin are achieved in each of 2024 and 2025 (ranging from 25% to 175% of target), and one-third will be earned if and to the extent performance goals based on revenue change and adjusted EBITDA change (ranging from 25% to 175% of target) are achieved in 2026. The PSUs granted in 2025 have three separate performance periods, and one-third of each grant will be earned if and to the extent performance goals based on revenue and adjusted EBITDA margin are achieved in 2025 and revenue change and adjusted EBITDA change are achieved in each of 2026 and 2027 (in each case, ranging from 25% to 175% of target). All earned and vested PSUs will be settled in shares of common stock.

Stock-based compensation expense included in our Consolidated Statements of Operations for PSUs was $2.3 million, $1.2 million and $0.9 million for the years ended December 31, 2025, 2024 and 2023, respectively. The stock-based compensation expense for the year ended December 31, 2025 reflects an expense of $1.1 million related to the PSUs granted in 2025, an expense of $0.9 million related to the PSUs granted in 2024 and an expense of $0.2 million related to PSUs granted in 2023. The stock-based compensation expense for the year ended December 31, 2024 reflects an expense of $0.5 million related to the PSUs granted in 2024, an expense of $0.4 million related to PSUs granted in 2023 and an expense of $0.3 million related to PSUs granted in 2022. As of December 31, 2025, there was approximately $2.1 million of total unrecognized pre-tax compensation expense related to outstanding PSUs that is expected to be recognized over a weighted average period of 2.0 years.

Our PSU activity at the estimated payout of 100% of target for the years ended December 31, 2025, 2024 and 2023, was as follows:

		Weighted-
		Average Grant	Aggregate
	PSUs	Date Fair Value	Intrinsic
(In thousands except unit and per unit data)	Outstanding	Per Unit	Value (1)
Balance at December 31, 2022	155,618	$25.05	$1,786
Granted	123,575	$15.28
Vested	(13,842)	$42.70
Cancelled	(67,119)	$21.50
Balance at December 31, 2023	198,232	$18.93	$2,785
Granted	223,762	$13.76
Vested	(44,162)	$27.31
Cancelled	(104,913)	$14.14
Balance at December 31, 2024	272,919	$15.19	$4,675
Granted	168,722	$15.38
Vested	(120,436)	$16.67
Cancelled	(10,909)	$13.85
Balance at December 31, 2025	310,296	$14.76	$8,999

(1)	The aggregate intrinsic value of performance-based restricted stock units outstanding was based on our closing stock price on the last trading day of the period.

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

A total of 1,600,000 shares of common stock was initially reserved for issuance under the ESPP. This share reserve will automatically be supplemented each January 1, commencing in 2017 and ending on and including January 1, 2026, by an amount equal to the least of (a) 1% of the shares of our common stock outstanding on the immediately preceding December 31, (b) 500,000 shares or (c) such lesser amount as our Board of Directors may determine. Pursuant to the automatic increase feature of the ESPP, 224,381 shares were added as available for issuance thereunder on January 1, 2026, 240,780 shares were added as available for issuance thereunder on January 1, 2025 and 236,003 shares were added as available for issuance thereunder on January 1, 2024. As of December 31, 2025, 1,520,743 shares were available for future issuance under the ESPP. We recognized $0.6 million, $0.5 million and $0.6 million in stock-based compensation expense related to the ESPP for the years ended December 31, 2025, 2024 and 2023, respectively.

Note 13.  Revenue

We derive our revenue from the sale and rental of our products to our customers in the United States. The following table presents our revenue, inclusive of sales and rental revenue, disaggregated by product:

	Year Ended
	December 31,
(In thousands)	2025	2024	2023
Revenue
Lymphedema products	$278,380	$259,361	$241,721
Airway clearance products	51,142	33,623	32,702
Total	$329,522	$292,984	$274,423

Percentage of total revenue
Lymphedema products	84%	89%	88%
Airway clearance products	16%	11%	12%
Total	100%	100%	100%

Our revenue by channel, inclusive of sales and rental revenue, for the years ended December 31, 2025, 2024 and 2023, are summarized in the following table:

	Year Ended
	December 31,
(In thousands)	2025	2024	2023
Private insurers and other payers	$168,920	$175,432	$148,901
Veterans Administration	28,997	30,890	27,003
Medicare	80,463	53,039	65,817
Durable medical equipment distributors	51,142	33,623	32,702
Total	$329,522	$292,984	$274,423

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

Rental revenue for the years ended December 31, 2025, 2024 and 2023, was primarily from private insurers. Sales-type lease revenue and the associated cost of revenue for the years ended December 31, 2025, 2024 and 2023, was:

	Year Ended
	December 31,
(In thousands)	2025	2024	2023
Sales-type lease revenue	$36,929	$36,972	$34,930
Cost of sales-type lease revenue	10,690	11,481	12,577
Gross profit	$26,239	$25,491	$22,353

Note 14.  Income Taxes

The provision (benefit) for income tax expense consisted of the following:

	Year Ended December 31,
(In thousands)	2025	2024	2023
Current income taxes, Federal	$2,290	$4,304	$5,045
Current income taxes, State	1,400	1,365	1,440
	3,690	5,669	6,485

Deferred income taxes, Federal	7,163	702	(19,046)
Deferred income taxes, State	1,364	365	(332)
	8,527	1,067	(19,378)

Unrecognized tax benefit, Federal	36	(207)	148
Unrecognized tax benefit, State	—	—	—
	36	(207)	148

Total provision (benefit) for income taxes	$12,253	$6,529	$(12,745)

The components of our deferred tax assets and liabilities were as follows:

	At December 31,
(In thousands)	2025	2024
Deferred tax assets:
Operating lease liability	$4,034	$4,755
Net operating loss carryforwards	—	1
Accounts receivable and inventory reserves	2,930	5,406
Stock-based compensation	2,519	5,818
Accrued liabilities	2,638	1,766
Warranty reserves	589	752
Intangible assets	755	875
Business credits	830	761
R&D expenses	—	3,253
Other	712	342
Total deferred tax assets	15,007	23,729

Deferred tax liabilities:
Right of use operating lease assets	(3,488)	(4,177)
Fixed assets	(802)	(877)
Prepaid expenses	(151)	(209)
R&D expenses	(710)	—
Other	(73)	(155)
Total deferred tax liabilities	(5,224)	(5,418)

Net deferred tax assets	$9,783	$18,311

A reconciliation of income tax expense (benefit) to the statutory federal tax rate is as follows:

	Year Ended December 31,
($ In thousands)	2025		2024		2023
US Federal Statutory Tax Expense/Rate	$6,581	21.00%	$4,933	21.00%	$3,304	21.00%
State and Local Income Taxes, Net of Federal Benefit (1)	2,184	6.97	1,330	5.66	(3,765)	(23.93)
Tax Credits - Research & Experimentation	(265)	(0.85)	(350)	(1.49)	(244)	(1.55)
Change in Valuation Allowance	—	—	—	—	(13,223)	(84.04)
Nontaxable or Nondeductible Items - Meals & Entertainment	424	1.35	393	1.67	322	2.04
Nontaxable or Nondeductible Items - Executive Compensation	258	0.82	252	1.07	137	0.87
Nontaxable or Nondeductible Items - Other	132	0.43	131	0.56	165	1.05
Changes in Unrecognized Tax Benefits	65	0.21	(167)	(0.71)	82	0.52
Other Reconciling Items - Stock Based Compensation	2,811	8.97	—	—	—	—
Other Reconciling Items	63	0.20	7	0.03	477	3.03
Net tax expense / effective rate	$12,253	39.10%	$6,529	27.79%	$(12,745)	(81.01)%
(1)	State taxes in California, Pennsylvania, Illinois, New York, Texas, Maryland, and Tennessee made up the majority (greater than 50 percent) of the tax effect in this line item.

A reconciliation of income taxes paid is as follows

	December 31,
(In thousands)	2025	2024	2023
United States - Federal	$1,300	$5,650	$5,138
United States - California	160	73	127
United States - Tennessee	239	13	21
United States - Other States	801	1,130	2,067
Total Income Taxes Paid	$2,500	$6,866	$7,353

A reconciliation of unrecognized tax benefits (“UTB”) is as follows:

	December 31,
(In thousands)	2025	2024	2023
Balance beginning of the year	$547	$702	$612
Gross changes — tax positions in prior year	(22)	(272)	—
Gross changes — tax positions in current year	95	117	90
Balance end of the year	$620	$547	$702

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

As of December 31, 2025, the Company had no remaining state net operating loss ("NOL") carryforwards.

The Company is subject to income tax examinations in the U.S. federal jurisdiction as well as in various state jurisdictions. U.S. federal and state tax years prior to 2022 are closed to examination. In the event of any future tax assessments, we have elected to record the income taxes and any related interest and penalties as income tax expense on our Consolidated Statement of Operations. The Company is not under exam in any jurisdictions.

The effective tax rate for the twelve months ended December 31, 2025, was an expense of 39.1%, compared to 27.8% for the twelve months ended December 31, 2024. We recorded an income tax expense of $12.3 million and $6.5 million for the twelve months ended December 31, 2025 and 2024, respectively.

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

Note 15.  Net Income Per Common Share

The following table sets forth the computation of our basic and diluted net income per share:

	Year Ended
	December 31,
(In thousands, except share and per share data)	2025	2024	2023
Net income	$19,086	$16,960	$28,515
Weighted-average shares outstanding	22,872,841	23,883,729	22,925,497
Weighted-average shares used to compute diluted net income per share	23,295,328	24,138,244	23,176,169
Net income per share - Basic	$0.83	$0.71	$1.24
Net income per share - Diluted	$0.82	$0.70	$1.23

The following common stock equivalents were excluded from the computation of diluted net income per common share for the periods presented because including them would have been anti-dilutive:

	Year Ended
	December 31,
	2025	2024	2023
Restricted stock units	129	313,458	337,202
Common stock options	277,233	360,246	389,229
Performance stock units	—	53,791	17,392
Employee stock purchase plan	85,957	83,598	—
Total	363,319	811,093	743,823

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

Note 17.  Subsequent Event

On February 17, 2026, the Company completed the acquisition of LymphaTech, a provider of digital 3D scanning technology for chronic swelling detection, measurement, and monitoring. The acquisition is expected to enhance the Company’s expanding lymphedema portfolio. The transaction included an initial cash payment of $6.8 million, which was paid at closing. The acquisition agreement also provided for additional consideration contingent upon the achievement of certain milestones during periods following the acquisition date. As of the date the financial statements were issued, the Company has not determined the probability of the milestones, and the related contingent consideration cannot be reasonably estimated. The transaction will be accounted for as a business combination under ASC 805. The Company is in the process of determining the preliminary purchase price allocation, including the valuation of acquired assets and contingent consideration. The results of LymphaTech will be included in the Company’s consolidated financial statements beginning on the acquisition date.

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2025. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of December 31, 2025, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There was no change in the company’s internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, that occurred during the quarter ended December 31, 2025 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Our management conducted an assessment of the effectiveness of our internal control over financial reporting based on the criteria set forth in “Internal Control-Integrated Framework (2013)” issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on this assessment, management concluded that, as of December 31, 2025, our internal control over financial reporting was effective.

Our independent registered public accounting firm has audited the effectiveness of our internal control over financial reporting as of December 31, 2025, as stated in its report which appears below.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

Tactile Systems Technology, Inc.

Opinion on internal control over financial reporting

We have audited the internal control over financial reporting of Tactile Systems Technology, Inc. (a Delaware corporation) and subsidiary (the “Company”) as of December 31, 2025, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on criteria established in the 2013 Internal Control—Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated financial statements of the Company as of and for the year ended December 31, 2025, and our report dated February 17, 2026 expressed an unqualified opinion on those financial statements.

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

/s/ GRANT THORNTON LLP

Minneapolis, Minnesota

February 17, 2026

Item 9B. Other Information.

Trading Arrangements

During the quarter ended December 31, 2025, none of our directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) of the Exchange Act or any non-Rule 10b5-1 trading arrangement (as defined in Item 408(c) of Regulation S-K).

Item 9C.  Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance.

Executive Officers

Certain information with respect to executive officers of the Company appears in Part I. Item 1. Business under the heading “Information about Our Executive Officers.”

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

Other Information

Additional information required by this Item 10 will be contained in our definitive proxy statement for our 2026 Annual Meeting of Stockholders (the “Definitive Proxy Statement”) under the captions “Proposal 1: Election of Directors,” “Corporate Governance” and “Delinquent Section 16(a) Reports” and is incorporated herein by reference.

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

The following financial statements of Tactile Systems Technology, Inc. are set forth in Part II, Item 8:

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of December 31, 2025 and 2024

Consolidated Statements of Operations for the years ended December 31, 2025, 2024 and 2023

Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2025, 2024 and 2023

Consolidated Statements of Cash Flows for the years ended December 31, 2025, 2024 and 2023

Notes to Consolidated Financial Statements

2.	Financial Statement Schedules

Not applicable.

3.	Exhibits

A list of exhibits required to be filed as part of this report is set forth in the Exhibit Index below.

EXHIBIT INDEX

		Incorporated by Reference
Exhibit				Exhibit	Filed
Number	Description of Exhibit	Form	Date of Filing	Number	Herewith

2.1	Asset Purchase Agreement, dated as of September 8, 2021, among Tactile Systems Technology, Inc., International Biophysics Corporation and H. David Shockley, Jr.	8-K	09/08/2021	2.1

2.2	Amendment to Asset Purchase Agreement, dated as of November 4, 2022, by and between Tactile Systems Technology, Inc. and Movair, Inc. (f/k/a International Biophysics Corporation)	10-Q	11/07/2022	2.1

3.1	Amended and Restated Certificate of Incorporation, conformed version reflecting all amendments through May 8, 2024	10-Q	08/05/2024	3.3

3.2	Amended and Restated Bylaws, effective December 19, 2022	10-K	02/21/2023	3.2

4.1	Description of the Registrant's securities registered pursuant to Section 12 of the Securities Exchange Act of 1934	10-K	02/23/2022	4.1

4.2	Specimen Certificate representing shares of common stock	S-1	05/06/2016	4.1

4.3	Form of Senior Indenture	S-3	01/18/2023	4.3

4.4	Form of Subordinated Indenture	S-3	01/18/2023	4.4

10.1*	2016 Equity Incentive Plan	S-1	06/09/2016	10.11

10.2*	Form of Non-Qualified Stock Option Agreement under 2016 Equity Incentive Plan	S-1	06/09/2016	10.12

10.3*	Form of Non-Qualified Stock Option Agreement under 2016 Equity Incentive Plan (to be used for awards beginning in 2020)	10-Q	05/04/2020	10.1

10.4*	Form of Incentive Stock Option Agreement under 2016 Equity Incentive Plan	S-1	06/09/2016	10.13

10.5*	Form of Incentive Stock Option Agreement under 2016 Equity Incentive Plan (to be used for awards beginning in 2020)	10-Q	05/04/2020	10.2

10.6*	Form of Restricted Stock Agreement under 2016 Equity Incentive Plan	S-1	06/09/2016	10.14

10.7*	Form of Restricted Stock Unit Award Agreement under 2016 Equity Incentive Plan	S-1	06/09/2016	10.15

10.8*	Form of Restricted Stock Unit Award Agreement under 2016 Equity Incentive Plan (to be used for awards beginning in 2019)	10-Q	05/06/2019	10.3

10.9*	Form of Restricted Stock Unit Award Agreement under 2016 Equity Incentive Plan (to be used for awards beginning in 2020)	10-Q	05/04/2020	10.3

10.10*	Form of Restricted Stock Unit Agreement under 2016 Equity Incentive Plan (Quarterly Awards)	S-1	06/09/2016	10.16

10.11*	Form of Performance Stock Unit Agreement under the 2016 Equity Incentive Plan to be used for awards beginning in 2018	8-K	02/27/2018	10.1

10.12*	Form of Performance Stock Unit Award Agreement under 2016 Equity Incentive Plan (to be used for awards beginning in 2019)	10-Q	05/06/2019	10.4

10.13*	Form of Performance Stock Unit Award Agreement under 2016 Equity Incentive Plan (to be used for awards beginning in 2020)	10-Q	05/04/2020	10.4

10.14*	Tactile Systems Technology, Inc. 2025 Equity Incentive Plan	8-K	05/09/2025	10.1

10.15*	Form of Restricted Stock Unit Award Agreement (Executives) under the 2025 Equity Incentive Plan	8-K	05/09/2025	10.2

10.16*	Form of Restricted Stock Unit Award Agreement (Non-Employee Directors) under the 2025 Equity Incentive Plan	8-K	05/09/2025	10.3

10.17*	Form of Performance Stock Unit Agreement under the 2025 Equity Incentive Plan	8-K	05/09/2025	10.4

10.18*	Employee Stock Purchase Plan	S-1	06/09/2016	10.17

10.19*	First Declaration of Amendment to Employee Stock Purchase Plan	10-K	02/26/2018	10.18

10.20*	Management Incentive Plan	8-K	03/10/2017	10.1

10.21*	Non-Employee Director Compensation Policy				X

10.22*	Form of Director and Officer Indemnification Agreement	S-1	05/06/2016	10.19

10.23*	Tactile Systems Technology, Inc. Executive Employee Severance Plan, Amended and Restated as of October 15, 2024	10-Q	11/04/2024	10.1

10.24*	Form of Confidentiality, Assignment of Intellectual Property and Restrictive Covenants Agreement	10-Q	11/05/2018	10.3

10.25*	Offer letter between Kristie Burns and Tactile Systems Technology, Inc. dated February 1, 2021	10-K	02/23/2022	10.30

10.26*	Offer letter between Elaine M. Birkemeyer and Tactile Systems Technology, Inc., dated as of February 21, 2023	8-K	03/14/2023	10.1

10.27*	Offer letter between Sheri L. Dodd and Tactile Systems Technology, Inc., dated April 23, 2024	8-K	04/23/2024	10.1

10.28*	Form of Confidentiality, Assignment of Intellectual Property and Restrictive Covenants Agreement	8-K	04/23/2024	10.2

10.29*	Transition Letter Agreement between Daniel L. Reuvers and Tactile Systems Technology, Inc. dated April 23, 2024	8-K	04/23/2024	10.4

10.30*	Clarification Letter between Daniel L. Reuvers and Tactile Systems Technology, Inc., dated June 20, 2024	10-Q	08/05/2024	10.4

10.31	Credit Agreement, dated as of August 3, 2018, by and among Tactile Systems Technology, Inc., the lenders from time to time party thereto and Wells Fargo Bank, National Association	10-Q	08/06/2018	10.1

10.32	First Amendment to Credit Agreement, dated as of February 12, 2019, by and among Tactile Systems Technology, Inc., the lenders party thereto and Wells Fargo Bank, National Association	10-K	02/28/2019	10.33

10.33	Waiver and Second Amendment to Credit Agreement, dated as of March 25, 2019, by and among Tactile Systems Technology, Inc., the lenders party thereto and Wells Fargo Bank, National Association	10-Q	05/06/2019	10.2

10.34	Third Amendment to Credit Agreement, dated as of August 2, 2019, by and among Tactile Systems Technology, Inc., the lenders party thereto and Wells Fargo Bank, National Association	10-Q	11/04/2019	10.1

10.35	Amended and Restated Credit Agreement, dated as of April 30, 2021, by and among Tactile Systems Technology, Inc., the lenders from time to time party thereto and Wells Fargo Bank, National Association, as Administrative Agent	10-Q	05/03/2021	10.1

10.36	First Amendment Agreement, dated as of September 8, 2021, among Tactile Systems Technology, Inc., the lenders signatory thereto and Wells Fargo Bank, National Association, as administrative agent	8-K	09/08/2021	10.1

10.37	Second Amendment Agreement, dated as of February 22, 2022, among Tactile Systems Technology, Inc., the lenders signatory thereto and Wells Fargo Bank, National Association, as administrative agent	10-K	02/23/2022	10.37

10.38	Third Amendment Agreement, dated as of June 21, 2023, among Tactile Systems Technology, Inc., the lenders signatory thereto and Wells Fargo Bank, National Association, as administrative agent	10-Q	08/07/2023	10.1

10.39	Fourth Amendment Agreement, dated as of August 1, 2023, among Tactile Systems Technology, Inc., the lenders signatory thereto and Wells Fargo Bank, National Association, as administrative agent	10-Q	08/07/2023	10.2

10.40	Fifth Amendment Agreement, dated as of November 1, 2024, among Tactile Systems Technology, Inc., the lenders signatory thereto and Wells Fargo Bank, National Association, as administrative agent	10-Q	11/04/2024	10.2

10.41	Amended and Restated Credit Agreement, dated as of July 31, 2025, by and among Tactile Systems Technology, Inc., the lenders from time to time party thereto and Wells Fargo Bank, National Association	10-Q	08/04/2025	10.5

19.1	Tactile Systems Technology, Inc. Insider Trading Policy	10-K	02/18/2025	19.1

21.1	Subsidiaries	S-1	01/25/2016	21.1

23.1	Consent of Grant Thornton LLP				X

24.1	Power of Attorney (included in signature page)				X

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) / 15d-14(a) of the Securities Exchange Act of 1934, as amended				X

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) / 15d-14(a) of the Securities Exchange Act of 1934, as amended				X

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X

97.1	Tactile Systems Technology, Inc. Required Compensation Recovery Policy	10-K	02/20/2024	97.1

101.1

Inline XBRL for the following financial statements from the Company’s Annual Report on Form 10-K for the year ended December 31, 2025: (i) Balance Sheets, (ii) Statements of Operations, (iii) Statements of Stockholders’ Equity, (iv) Statements of Cash Flows, and (v) Notes to the Financial Statements; and for the information set forth in Part I, Item 1C and under “Trading Arrangements” in Part II, Item 9B.

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

Tactile Systems Technology, Inc.

Date: February 17, 2026	By:	/s/ Sheri L. Dodd
Sheri L. Dodd
Chief Executive Officer
(Principal executive officer)

Each of the undersigned hereby appoints Sheri L. Dodd and Elaine M. Birkemeyer, and each of them (with full power to act alone), as attorneys and agents for the undersigned, with full power of substitution, for and in the name, place and stead of the undersigned, to sign and file with the Securities and Exchange Commission under the Securities Exchange Act of 1934, as amended, any and all amendments and exhibits to this annual report on Form 10-K and any and all applications, instruments and other documents to be filed with the Securities and Exchange Commission pertaining to this annual report on Form 10-K or any amendments thereto, with full power and authority to do and perform any and all acts and things whatsoever requisite and necessary or desirable. Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on February 17, 2026.

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