Form 10-Q
period 2026-03-31
TACTILE SYSTEMS TECHNOLOGY INC
filed 2026-05-04
CIK 1027838

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2026

or

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

22,556,260 shares of common stock, par value $0.001 per share, were outstanding as of April 30, 2026.

Forward-Looking Information

All statements, other than statements of historical facts, contained in this Quarterly Report on Form 10-Q, including statements regarding our business, operations and financial performance and condition, as well as our plans, objectives and expectations for our business, operations and financial performance and condition, are forward-looking statements. In some cases, you can identify forward-looking statements by the following words: “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “ongoing,” “plan,” “potential,” “predict,” “project,” “should,” “target,” “will,” “would,” or the negative of these terms or other comparable terminology, although not all forward-looking statements contain these words. Forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our results, levels of activity, performance or achievements to be materially different from the information expressed or implied by the forward-looking statements in this Quarterly Report on Form 10-Q. These risks, uncertainties and other factors include, but are not limited to:

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

You should read the matters described in “Risk Factors” and the other cautionary statements made in our Annual Report on Form 10-K for the year ended December 31, 2025, and in subsequent Quarterly Reports on Form 10-Q. We cannot assure you that the forward-looking statements in this report will prove to be accurate and therefore you are encouraged not to place undue reliance on forward-looking statements. Actual results or events could differ materially from the plans, intentions and expectations disclosed in the forward-looking statements we make. You are urged to carefully review and consider the various disclosures made by us in this report and in other filings with the Securities and Exchange Commission (the “SEC”) that advise of the risks and factors that may affect our business. Other than as required by law, we undertake no obligation to update or revise these forward-looking statements, whether as a result of new information, future events or otherwise. Our forward-looking statements do not reflect the potential impact of any future acquisitions, mergers, dispositions, joint ventures or investments that we may make.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

Tactile Systems Technology, Inc.
Condensed Consolidated Balance Sheets
(Unaudited)
	March 31,	December 31,
(In thousands, except share and per share data)	2026	2025
Assets
Current assets
Cash	$74,993	$83,446
Accounts receivable, net	38,219	43,876
Net investment in leases	15,198	15,754
Inventories	16,581	14,025
Prepaid expenses and other current assets	7,851	8,066
Total current assets	152,842	165,167
Non-current assets
Property and equipment, net	5,196	5,117
Right of use operating lease assets	13,310	13,798
Intangible assets, net	42,306	39,167
Goodwill	39,554	31,063
Deferred income taxes	8,721	9,783
Other non-current assets	10,187	9,847
Total non-current assets	119,274	108,775
Total assets	$272,116	$273,942
Liabilities and Stockholders' Equity
Current liabilities
Accounts payable	$7,124	$4,968
Accrued payroll and related taxes	11,041	19,378
Accrued expenses	8,545	8,531
Income taxes payable	2,161	1,428
Operating lease liabilities	3,237	3,195
Other current liabilities	3,904	3,457
Total current liabilities	36,012	40,957
Non-current liabilities
Accrued warranty reserve, non-current	1,068	1,045
Income taxes payable, non-current	370	275
Operating lease liabilities, non-current	11,937	12,763
Other non-current liabilities	4,863	—
Total non-current liabilities	18,238	14,083
Total liabilities	54,250	55,040

Stockholders’ equity:
Preferred stock, $0.001 par value, 50,000,000 shares authorized; none issued and outstanding as of March 31, 2026 and December 31, 2025	—	—
Common stock, $0.001 par value, 300,000,000 shares authorized; 22,710,160 shares issued and outstanding as of March 31, 2026; 22,438,926 shares issued and outstanding as of December 31, 2025	22	22
Additional paid-in capital	164,667	163,940
Retained earnings	53,177	54,940
Total stockholders’ equity	217,866	218,902
Total liabilities and stockholders’ equity	$272,116	$273,942

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Tactile Systems Technology, Inc.
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended
	March 31,
(In thousands, except share and per share data)	2026	2025
Revenue
Sales revenue	$66,966	$52,469
Rental revenue	8,301	8,799
Total revenue	75,267	61,268
Cost of revenue
Cost of sales revenue	15,259	13,891
Cost of rental revenue	2,394	2,031
Total cost of revenue	17,653	15,922
Gross profit
Gross profit - sales revenue	51,707	38,578
Gross profit - rental revenue	5,907	6,768
Gross profit	57,614	45,346
Operating expenses
Sales and marketing	32,732	27,516
Research and development	2,776	1,741
Reimbursement, general and administrative	23,044	19,998
Intangible asset amortization and earn-out	596	633
Total operating expenses	59,148	49,888
Loss from operations	(1,534)	(4,542)
Interest income	666	895
Interest expense	(28)	(424)
Loss before income taxes	(896)	(4,071)
Income tax expense (benefit)	867	(1,097)
Net loss	$(1,763)	$(2,974)
Net loss per common share
Basic	$(0.08)	$(0.13)
Diluted	$(0.08)	$(0.13)
Weighted-average common shares used to compute net loss per common share
Basic	22,561,053	23,710,643
Diluted	22,561,053	23,710,643

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Tactile Systems Technology, Inc.
Condensed Consolidated Statements of Stockholders’ Equity
(Unaudited)

			Additional	Retained
	Common Stock		Paid-In	Earnings
(In thousands, except share data)	Shares	Par Value	Capital	(Accumulated Deficit)	Total
Balances, December 31, 2025	22,438,926	$22	$163,940	$54,940	$218,902
Stock-based compensation	—	—	1,780	—	1,780
Exercise of common stock options and vesting of performance and restricted stock units	311,484	—	20	—	20
Share repurchases	(40,250)	—	(1,073)	—	(1,073)
Net loss for the period	—	—	—	(1,763)	(1,763)
Balances, March 31, 2026	22,710,160	$22	$164,667	$53,177	$217,866

Balances, December 31, 2024	23,883,475	$24	$180,719	$35,854	$216,597
Stock-based compensation	—	—	2,066	—	2,066
Exercise of common stock options and vesting of performance and restricted stock units	336,599	—	10	—	10
Share repurchases	(635,603)	—	(10,068)	—	(10,068)
Net loss for the period	—	—	—	(2,974)	(2,974)
Balances, March 31, 2025	23,584,471	$24	$172,727	$32,880	$205,631

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Tactile Systems Technology, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended March 31,
(In thousands)	2026	2025
Cash flows from operating activities
Net loss	$(1,763)	$(2,974)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	1,639	1,726
Deferred income taxes	24	252
Stock-based compensation expense	1,780	2,066
Loss on disposal of property and equipment and intangibles	73	5
Changes in assets and liabilities, net of acquisition:
Accounts receivable, net	5,676	9,244
Net investment in leases	556	(310)
Inventories	(2,556)	(201)
Income taxes payable	828	(1,347)
Prepaid expenses and other assets	(125)	(2,452)
Right of use operating lease assets	(296)	(267)
Accounts payable	2,171	1,387
Accrued payroll and related taxes	(8,337)	(6,994)
Accrued expenses and other liabilities	(9)	282
Net cash (used in) provided by operating activities	(339)	417
Cash flows from investing activities
Payments related to acquisition, net of cash acquired	(6,226)	—
Purchases of property and equipment	(821)	(379)
Intangible assets expenditures	(14)	(28)
Net cash used in investing activities	(7,061)	(407)
Cash flows from financing activities
Payments on note payable	—	(750)
Proceeds from exercise of common stock options	20	10
Payments for repurchases of common stock	(1,073)	(10,018)
Net cash used in financing activities	(1,053)	(10,758)
Net decrease in cash	(8,453)	(10,748)
Cash – beginning of period	83,446	94,367
Cash – end of period	$74,993	$83,619

Supplemental cash flow disclosure
Cash paid for interest	$21	$444
Cash paid for taxes	$14	$15
Accrued excise tax on stock repurchases	$—	$50
Capital expenditures incurred but not yet paid	$63	$189

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Tactile Systems Technology, Inc.

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

Note 1. Nature of Business and Operations

Tactile Systems Technology, Inc. (“we,” “us,” “our,” and the “Company”) manufactures and distributes medical devices for the treatment of patients with underserved chronic diseases at home. Our lymphedema product portfolio includes Flexitouch® Plus, Entre™ Plus and Nimbl systems, which help control symptoms of lymphedema, a chronic progressive medical condition, through our direct sales force for use in the home and sell or rent them through vascular, wound and lymphedema clinics throughout the United States.

On September 8, 2021, we acquired the assets of the AffloVest airway clearance business (“AffloVest Acquisition”). AffloVest is a portable, wearable vest that treats patients with chronic respiratory conditions. We sell this device through home medical equipment and durable medical equipment (“DME”) providers throughout the United States.

On February 17, 2026, we acquired all outstanding equity interests of LymphaTech, Inc. (“LymphaTech”). LymphaTech is a medical technology company pioneering a digital, three-dimensional (the “3D”) full body measurement and monitoring platform designed specifically for lymphedema.

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

The results for the three months ended March 31, 2026, are not necessarily indicative of results to be expected for the year ending December 31, 2026, or for any other interim period or for any future year. The condensed consolidated interim financial statements should be read in conjunction with the audited financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2025.

Principles of Consolidation

The accompanying unaudited condensed consolidated financial statements include the accounts of Tactile Systems Technology, Inc. and its wholly owned subsidiaries, Swelling Solutions, Inc. and LymphaTech, Inc. All intercompany balances and transactions have been eliminated in consolidation.

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

Note 3. Summary of Significant Accounting Policies

Significant Accounting Policies

There were no material changes in our significant accounting policies during the three months ended March 31, 2026. See Note 3 – “Summary of Significant Accounting Policies” to the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2025, for information regarding our significant accounting policies.

Business Segments

The Company operates as one operating segment. The Company's Chief Operating Decision Maker (“CODM”) is its Chief Executive Officer, who reviews financial information presented on a consolidated basis. The CODM uses consolidated net income (loss) as the measure of segment profit or loss. Significant segment expenses are those expenses reported in the Consolidated Statement of Operations. The CODM assesses performance for the segment, allocates resources and monitors budget versus actual results using consolidated revenue and net income (loss) which is reflected in the Consolidated Statement of Operations.

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

Note 4. Inventories

Inventories consisted of the following:

(In thousands)	At March 31, 2026	At December 31, 2025
Finished goods	$5,528	$5,280
Component parts and work-in-process	11,053	8,745
Total inventories	$16,581	$14,025

Note 5. Goodwill and Intangible Assets

Goodwill

In the third quarter of fiscal 2021, we completed the AffloVest Acquisition. The purchase price of the AffloVest product line exceeded the net acquisition-date estimated fair value amounts of the identifiable assets acquired and the liabilities assumed by $31.1 million, which was assigned to goodwill. In the first quarter of fiscal 2026, we completed the acquisition of LymphaTech. The purchase price of LymphaTech exceeded the net acquisition-date estimated fair value amounts of the identifiable assets acquired and the liabilities assumed by $8.5 million, which was assigned to goodwill.

The changes in the carrying amount of goodwill were as follows:

(In thousands)
Goodwill at December 31, 2025	$31,063
Addition for acquisition	8,491
Goodwill at March 31, 2026	$39,554

Intangible Assets

Our patents and other intangible assets are summarized as follows:

	Weighted-	At March 31, 2026
	Average	Gross
	Amortization	Carrying	Accumulated	Net
(In thousands)	Period	Amount	Amortization	Amount
Definite-lived intangible assets:
Patents	11 years	$1,099	$338	$761
Tradenames	10 years	370	—	370
Customer relationships	8 years	31,540	10,877	20,663
Developed technology	7 years	16,200	5,390	10,810
Subtotal		49,209	16,605	32,604
Unamortized intangible assets:
Tradenames		9,500	—	9,500
Patents pending		202	—	202
Total intangible assets		$58,911	$16,605	$42,306

	Weighted-	At December 31, 2025
	Average	Gross
	Amortization	Carrying	Accumulated	Net
(In thousands)	Period	Amount	Amortization	Amount
Definite-lived intangible assets:
Patents	11 years	$1,083	$318	$765
Customer relationships	9 years	31,000	10,280	20,720
Developed technology	7 years	13,000	5,095	7,905
Subtotal		45,083	15,693	29,390
Unamortized intangible assets:
Tradenames		9,500	—	9,500
Patents pending		277	—	277
Total intangible assets		$54,860	$15,693	$39,167

Amortization expense was $0.9 million and $1.0 million for the three months ended March 31, 2026 and 2025, respectively, of which $0.3 million in each of the three months ended March 31, 2026 and 2025, was recorded in cost of sales revenue. Future amortization expenses are expected as follows:

(In thousands)
2026 (April 1 - December 31)	$3,152
2027	4,107
2028	4,106
2029	4,103
2030	4,098
Thereafter	13,038
Total	$32,604

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

Note 6. Accrued Expenses

Accrued expenses consisted of the following:

(In thousands)	At March 31, 2026	At December 31, 2025
Legal and consulting	2,267	1,285
Sales and use tax	$1,646	$1,837
Travel	1,471	1,424
Warranty	1,185	1,285
In-transit inventory	1,175	1,931
Clinical studies	15	64
Other	786	705
Total	$8,545	$8,531

Note 7. Warranty Reserves

The activity in the warranty reserve during and as of the end of the reporting periods presented was as follows:

	Three Months Ended
	March 31,
(In thousands)	2026	2025
Beginning balance	$2,330	$2,993
Warranty provision	511	480
Processed warranty claims	(588)	(699)
Ending balance	$2,253	$2,774

Accrued warranty reserve, current	$1,185	$1,573
Accrued warranty reserve, non-current	1,068	1,201
Total accrued warranty reserve	$2,253	$2,774

Note 8. Credit Agreement

On July 31, 2025, we entered into an Amended and Restated Credit Agreement with the lenders from time to time party thereto, and Wells Fargo Bank, National Association, as administrative agent (the “2025 Credit Agreement”), which amended and restated the credit agreement that we had in place prior to that time (the “Prior Credit Agreement”). The 2025 Credit Agreement provides for a $40.0 million revolving credit facility with a scheduled maturity date of July 31, 2028.

In connection with the entry into the 2025 Credit Agreement, on July 31, 2025, we paid off the full amount outstanding under the term loan that was outstanding under the Prior Credit Agreement, which was $24.4 million (inclusive of principal and interest), using cash on hand. The term loan had been reflected on our condensed consolidated financial statements as a note payable. The 2025 Credit Agreement removed the provisions from the Prior Credit Agreement related to a committed term loan, such that the only term loan related provisions in the 2025 Credit Agreement relate to our ability to request uncommitted incremental term loan facilities and/or an increase in the amount of the revolving loans available under the 2025 Credit Agreement in an amount not to exceed $25.0 million in the aggregate, subject to the satisfaction of certain conditions.

Amounts drawn under the revolving credit facility bear interest, at our option, at a rate equal to (a) the highest of (i) the prime rate, (ii) the federal funds rate plus 0.50% and (iii) Adjusted Term SOFR (defined as term Secured Overnight Financing Rate) for a one-month tenor plus 1% (the “Base Rate”) plus an applicable margin or (b) Adjusted Term SOFR for an interest period of one, three or six months, at our option, plus the applicable margin. The applicable margin is 0.75% to 1.75% on loans bearing interest at the Base Rate and 1.75% to 2.75% on loans bearing interest at Adjusted Term SOFR, in each case depending on our consolidated total leverage ratio.

The 2025 Credit Agreement provides for a commitment fee at a rate per annum ranging from 0.125% to 0.250% for the unused portion of the revolving credit facility, depending on our consolidated total leverage ratio.

The 2025 Credit Agreement includes financial covenants consisting of a maximum consolidated total leverage ratio covenant and a minimum fixed charge coverage ratio covenant. In addition, the 2025 Credit Agreement includes customary negative covenants, including a restricted payment covenant that permits the Company to repurchase shares of its common stock and make certain other payments, as long as the Company is not in default under the 2025 Credit Agreement, has a consolidated total leverage ratio of no greater than 1.75 to 1.00, and has liquidity of not less than $30.0 million, in each case both before and after giving effect to such stock repurchases or the making of such payments. As of March 31, 2026, we were in compliance with all covenants under the 2025 Credit Agreement.

Our obligations under the 2025 Credit Agreement are secured by a security interest in substantially all of our and our subsidiary’s assets and are also guaranteed by our subsidiary.

As of March 31, 2026, we had no outstanding borrowings under the 2025 Credit Agreement.

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

Buildings

We lease certain office and warehouse space at various locations in the United States where we provide services. These leases are typically greater than one year with fixed, escalating rents over the noncancelable terms and, therefore, ROU operating lease assets and operating lease liabilities are recorded on the Condensed Consolidated Balance Sheets, with rent expense recognized on a straight-line basis over the term of the lease. The remaining lease terms vary from approximately one to five years as of March 31, 2026.

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

Computer and Office Equipment

We also have operating lease agreements for certain computer and office equipment. The remaining lease terms as of March 31, 2026, ranged from less than one year to approximately three years with fixed monthly payments that are included in the ROU operating lease assets and operating lease liabilities. The leases provide an option to purchase the related equipment at fair market value at the end of the lease. The leases will automatically renew as a month-to-month rental at the end of the lease if the equipment is not purchased or returned.

Lease Position, Undiscounted Cash Flow and Supplemental Information

The table below presents information related to our ROU operating lease assets and operating lease liabilities that we have recorded:

(In thousands)	At March 31, 2026	At December 31, 2025
Right of use operating lease assets	$13,310	$13,798

Operating lease liabilities:
Current	$3,237	$3,195
Non-current	11,937	12,763
Total	$15,174	$15,958

Operating leases:
Weighted average remaining lease term	4.7 years	4.9 years
Weighted average discount rate	4.3%	4.3%

	Three Months Ended March 31,
	2026	2025
Supplemental cash flow information for our operating leases:
Cash paid for operating lease liabilities	$951	$925

The table below reconciles the undiscounted cash flows for the periods presented to the operating lease liabilities recorded on the Condensed Consolidated Balance Sheet for the periods presented:

(In thousands)
2026 (April 1 - December 31)	$2,857
2027	3,311
2028	3,275
2029	3,310
2030	3,340
Thereafter	352
Total minimum lease payments	16,445
Less: Amount of lease payments representing interest	(1,271)
Present value of future minimum lease payments	15,174
Less: Current obligations under operating lease liabilities	(3,237)
Non-current obligations under operating lease liabilities	$11,937

Operating lease costs were $0.9 million for each of the three months ended March 31, 2026 and 2025.

Major Vendors

We had purchases from one vendor that accounted for 13% of our total purchases for each of the three months ended March 31, 2026 and 2025.

Purchase Commitments

We issued purchase orders prior to March 31, 2026, totaling $35.6 million for goods that we expect to receive within the next year.

Retirement Plan

We maintain a 401(k) retirement plan for our employees in which eligible employees can contribute a percentage of their pre-tax compensation. We recorded an expense related to our discretionary contributions to the 401(k) plan of $0.8 million and $0.7 million for the three months ended March 31, 2026 and 2025, respectively.

Legal Proceedings

From time to time, we are subject to various claims and legal proceedings arising in the ordinary course of business. Regardless of outcome, litigation can have an adverse impact on us because of defense and settlement costs, diversion of management resources and other factors.

On October 25, 2024, the United States District Court, District of Massachusetts (Boston) unsealed two qui tam complaints against us, and we were served with these complaints on January 14, 2025, and January 21, 2025. The first complaint is captioned United States ex. rel. Benjaman Scarborough vs. Tactile Systems Technology, Inc., Case No. 1:21-cv-10813-IT, and was filed under seal on May 17, 2021, on behalf of the United States by a former employee (the “Scarborough Complaint”). The Scarborough Complaint alleges that we submitted false claims and made false statements in connection with the Medicare programs, in violation of the Federal False Claims Act. The second complaint is captioned United States ex. rel. Jackie Gorham, an individual, and Dustin Gast, an individual, vs. Tactile Systems Technology, Inc. Case No. 1:21-cv-11809-IT, and was filed under seal on September 1, 2021, on behalf of the United States by two former employees (the “Gorham Complaint”). The Gorham Complaint alleges that we submitted false claims and made false statements in connection with the Medicare, Medicare Advantage plans, Medicaid and other government payers, in violation of the Federal False Claims Act and submitted false claims resulting from kickbacks in violation of the Federal False Claims Act and the Federal Anti-Kickback Statute. Both complaints seek damages, statutory penalties, attorneys’ fees, and costs. On February 24, 2025, the parties (the relators under both complaints and the Company) filed a joint motion requesting that both matters (hereinafter the “Actions”) be stayed until November 25, 2025, to provide time for the government to review and assess sample claims for the purpose of assessing the allegations. On February 25, 2025, the court granted the motion and issued orders that stayed the Actions until November 25, 2025. By joint motions of the parties granted by the court, the stay was extended until March 25, 2026, and subsequently until June 23, 2026.

On April 14, 2026, the affected parties (government, relators, and the Company) reached an agreement in principle to settle the Actions for an aggregate payment by the Company of approximately $0.6 million, plus relators’ attorneys’ fees and costs. In connection with the agreement in principle, the Company recorded an accrual of approximately $1.0 million, inclusive of the proposed settlement amount and estimated relators’ attorneys’ fees and related costs, which is reflected in accrued expenses on the Condensed Consolidated Balance Sheet as of March 31, 2026. The accrual amount is based on several factors, conditions, and estimates, and the ultimate resolution of the Actions is subject to negotiation of final terms, approval by the parties and the execution of a definitive settlement agreement. If no settlement is approved, we intend to continue to defend these Actions as they proceed, but we cannot predict with any degree of certainty their ultimate resolution or determine whether, or to what extent, any loss with respect to these Actions may exceed the amount that we have accrued.

Note 10. Stockholders' Equity

Share Repurchase Program

On October 16, 2025, our Board of Directors authorized a new program to repurchase up to $25.0 million of our common stock, following the prior repurchase authorization that had been fully utilized. Under the new program, purchases may be made from time to time in the open market, in privately negotiated purchases, or both. The timing and number of shares to be purchased will be based on the price of the Company's common stock, general business and market conditions and other investment considerations and factors. This share repurchase program expires on November 3, 2027. The program does not obligate the Company to repurchase any specific number of shares and may be suspended or discontinued at any time without prior notice.

We made repurchases under the applicable share repurchase program in the following periods, which include the market price of the shares, commissions and excise tax:

	Three Months Ended
	March 31,
(In thousands, except share and per share data)	2026	2025
Number of shares repurchased	40,250	635,603
Total shares repurchased cost	$1,073	$10,068
Average total cost per repurchased share	$26.67	$15.76

As of March 31, 2026, approximately $23.9 million of authorized share repurchases were remaining under the share repurchase program. We expect that repurchases will be funded through available cash balances and ongoing business operating cash generation. Shares of common stock repurchased under the program are immediately retired. Repurchases under our share repurchase program reduce the weighted-average number of shares of common stock outstanding for basic and diluted earnings per share calculations.

Stock-Based Compensation

On May 7, 2025, our stockholders approved the Tactile Systems Technology, Inc. 2025 Equity Incentive Plan (the “2025 Plan”), which authorizes us to grant stock options, stock appreciation rights, restricted stock, stock units and other stock-based awards to employees, non-employee directors and certain consultants and advisors. The 2025 Plan provides for the issuance of up to 1,850,000 shares of our common stock, plus the number of shares subject to any award under the 2016 Equity Incentive Plan (the “2016 Plan”) that was outstanding on May 7, 2025 and that later expires, is cancelled or forfeited, is settled for cash or otherwise does not result in the issuance of all of the shares subject to such award. As of March 31, 2026, 1,503,952 shares were available for future grant pursuant to the 2025 Plan.

Following our stockholders’ approval of the 2025 Plan on May 7, 2025, no additional grants will be made under the 2016 Plan. However, outstanding awards under the 2016 Plan will continue to be governed by their respective original terms.

We recorded stock-based compensation expense of $1.8 million and $2.1 million for the three months ended March 31, 2026 and 2025, respectively. This expense was allocated as follows:

	Three Months Ended
	March 31,
(In thousands)	2026	2025
Cost of revenue	$90	$99
Sales and marketing expenses	447	503
Research and development expenses	44	33
Reimbursement, general and administrative expenses	1,199	1,431
Total stock-based compensation expense	$1,780	$2,066

Stock Options

Stock options issued to participants other than non-employees typically vest over three or four years and typically have a contractual term of seven or ten years. No stock-based compensation expense was included in the Condensed Consolidated Statements of Operations for stock options for each of the three months ended March 31, 2026 and 2025. As of March 31, 2026, there was no unrecognized pre-tax stock option expense under our equity compensation plans.

Our stock option activity for the three months ended March 31, 2026, was as follows:

		Weighted-	Weighted-
		Average	Average	Aggregate
	Options	Exercise Price	Remaining	Intrinsic
(In thousands except options and per share data)	Outstanding	Per Share (1)	Contractual Life	Value (2)
Balance at December 31, 2025	225,448	$43.87	1.8 years	$316
Exercised	(2,127)	10.00		$
Cancelled/Expired	(7,453)	59.43
Balance at March 31, 2026	215,868	$43.67	1.6 years	$161

Options exercisable at March 31, 2026	215,868	$43.87	1.6 years	$161

(1)	The exercise price of each option granted during the periods shown was equal to the market price of the underlying stock on the date of grant.
(2)	The aggregate intrinsic value of options exercised represents the difference between the exercise price of the option and the closing stock price of our common stock on the date of exercise. The aggregate intrinsic value of options outstanding represents the difference between the exercise price of the option and the closing stock price of our common stock on the last trading day of the period.

Options exercisable of 366,517 as of March 31, 2025, had a weighted-average exercise price of $41.49 per share.

Time-Based Restricted Stock Units

We have granted time-based restricted stock units to certain participants under the 2016 Plan and the 2025 Plan that are stock-settled with common shares. Time-based restricted stock units vest over one to three years. Stock-based compensation expense included in the Condensed Consolidated Statements of Operations for time-based restricted stock units was $1.3 million and $1.5 million for the three months ended March 31, 2026 and 2025, respectively. As of March 31, 2026, there was approximately $10.4 million of total unrecognized pre-tax compensation expense related to outstanding time-based restricted stock units that is expected to be recognized over a weighted-average period of 2.3 years.

Our time-based restricted stock unit activity for the three months ended March 31, 2026, was as follows:

		Weighted-
		Average Grant	Aggregate
	Units	Date Fair Value	Intrinsic
(In thousands except unit and per unit data)	Outstanding	Per Unit	Value (1)
Balance at December 31, 2025	718,621	$13.92	$20,840
Granted	212,336	28.25
Vested	(213,980)	14.68
Cancelled	(26,302)	14.60
Balance at March 31, 2026	690,675	$18.07	$18,047

(1)	The aggregate intrinsic value of restricted stock units outstanding was based on our closing stock price on the last trading day of the period.

Performance-Based Restricted Stock Units

We have granted performance-based restricted stock units (“PSUs”) to certain participants. These PSUs have both performance-based and time-based vesting features. The PSUs granted in 2025 have three separate performance periods, and one-third of each grant will be earned if and to the extent performance goals based on revenue and adjusted EBITDA margin are achieved in 2025 (ranging from 25% to 175% of target), one-third will be earned if and to the extent performance goals based on revenue change and adjusted EBITDA change are achieved in 2026 (ranging from 25% to 175% of target), and one-third will be earned if and to the extent performance goals based on revenue change and adjusted EBITDA change are achieved in 2027 (ranging from 25% to 175% of target). The PSUs granted in 2026 have three separate performance periods, and one-third of each grant will be earned if and to the extent performance goals based on revenue and adjusted EBITDA margin are achieved in 2026 (ranging from 25% to 175% of target), one-third will be earned if and to the extent performance goals based on revenue change and adjusted EBITDA change are achieved in 2027 (ranging from 25% to 175% of target), and one-third will be earned if and to the extent performance goals based on revenue change and adjusted EBITDA change are achieved in 2028 (ranging from 25% to 175% of target). All earned and vested PSUs will be settled in shares of common stock.

Stock-based compensation expense recognized for PSUs was $0.3 million and $0.4 million for the three months ended March 31, 2026 and 2025, respectively. As of March 31, 2026, there was approximately $4.0 million of total unrecognized pre-tax compensation expense related to outstanding PSUs that is expected to be recognized over a weighted average period of 2.5 years.

Our PSU activity for the three months ended March 31, 2026, was as follows:

		Weighted-
		Average Grant	Aggregate
	PSUs	Date Fair Value	Intrinsic
(In thousands except unit and per unit data)	Outstanding	Per Unit	Value (1)
Balance at December 31, 2025	310,296	$14.76	$8,999
Granted	108,846	28.25
Adjusted	12,705
Vested	(95,377)
Balance at March 31, 2026	336,470	$19.33	$8,792

(1)	The aggregate intrinsic value of PSUs outstanding was based on our closing stock price on the last trading day of the period.

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

A total of 1,600,000 shares of common stock was initially reserved for issuance under the ESPP. This share reserve was automatically supplemented each January 1, commencing in 2017 and ending on and including January 1, 2026, by an amount equal to the least of (a) 1% of the shares of our common stock outstanding on the immediately preceding December 31, (b) 500,000 shares or (c) such lesser amount as our Board of Directors may determine. Pursuant to the automatic increase feature of the ESPP, 224,381 shares were added as available for issuance thereunder on January 1, 2026 and 240,780 shares were added as available for issuance thereunder on January 1, 2025. As of March 31, 2026, 1,745,124 shares were available for future issuance under the ESPP. We recognized stock-based compensation expense associated with the ESPP of $0.2 million for each of the three months ended March 31, 2026 and 2025.

Note 11. Revenue

We derive our revenue from the sale and rental of our products to our customers in the United States. The following table presents our revenue, inclusive of sales and rental revenue, disaggregated by product line:

	Three Months Ended
	March 31,
(In thousands)	2026	2025
Revenue
Lymphedema products	$62,221	$50,554
Airway clearance products	13,046	10,714
Total	$75,267	$61,268

Percentage of total revenue
Lymphedema products	83%	83%
Airway clearance products	17%	17%
Total	100%	100%

Our revenue by channel, inclusive of sales and rental revenue, for the three months ended March 31, 2026 and 2025, are summarized in the following table:

	Three Months Ended
	March 31,
(In thousands)	2026	2025
Private insurers and other payers	$34,974	$28,943
Veterans Administration	6,203	6,537
Medicare	21,044	15,074
Durable medical equipment distributors	13,046	10,714
Total	$75,267	$61,268

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

Rental revenue for each of the three months ended March 31, 2026 and 2025, was primarily from private insurers and Medicare. Sales-type lease revenue and the associated cost of revenue for the three months ended March 31, 2026 and 2025, was:

	Three Months Ended
	March 31,
(In thousands)	2026	2025
Sales-type lease revenue	$8,301	$8,799
Cost of sales-type lease revenue	2,394	2,031
Gross profit	$5,907	$6,768

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

The effective tax rate for the three months ended March 31, 2026 was an expense of 96.8%, compared to a benefit of 26.9% for the three months ended March 31, 2025. The primary driver of the change in the Company’s effective tax rate was attributable to the Company recording more expense related to stock-based compensation discrete items when compared to the prior year period. We recorded an income tax expense of $0.9 million and an income tax benefit of $1.1 million for the three months ended March 31, 2026 and 2025, respectively.

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

The Company currently is not under income tax examination in any jurisdictions.

Note 13. Net Loss Per Share

The following table sets forth the computation of our basic and diluted net loss per share:

	Three Months Ended
	March 31,
(In thousands, except share and per share data)	2026	2025
Net loss	$(1,763)	$(2,974)
Weighted-average shares outstanding	22,561,053	23,710,643
Weighted-average shares used to compute diluted net loss per share	22,561,053	23,710,643
Net loss per share - Basic	$(0.08)	$(0.13)
Net loss per share - Diluted	$(0.08)	$(0.13)

The following common stock equivalents were excluded from the computation of diluted net loss per share for the periods presented because including them would have been anti-dilutive:

	Three Months Ended
	March 31,
	2026	2025
Restricted stock units	690,675	811,503
Common stock options	215,868	374,398
Performance stock units	336,470	286,821
Employee stock purchase plan	43,450	72,280
Total	1,286,463	1,545,002

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

The following table provides information regarding the fair value measurement of our contingent consideration liability as of March 31, 2026, according to the three-level fair value hierarchy:

At March 31, 2026
Quoted Prices
	in Active	Significant
	Markets for	Other	Significant
	Identical	Observable	Unobservable
	Assets	Inputs	Inputs
(In thousands)	(Level 1)	(Level 2)	(Level 3)	Total
Recurring Fair Value Measurements:
Contingent Consideration	$—	—	$4,863	$4,863
Total	$—	$—	$4,863	$4,863

See Note 15 – “Business Combination” for additional information regarding this contingent consideration liability.

Note 15. Business Combination

On February 17, 2026, we acquired all outstanding equity interests of LymphaTech pursuant to the Stock Purchase Agreement, dated as of February 17, 2026. LymphaTech is a medical technology company pioneering a digital, three-dimensional (the “3D”) full body measurement and monitoring platform designed specifically for lymphedema. We acquired LymphaTech to further expand our position as a leader in treating lymphedema by extending our solutions across the care continuum, including earlier identification, assessment, and long‑term monitoring.

The total purchase consideration for LymphaTech payable at closing, on a cash-free, debt-free basis, was approximately $7.2 million. Each holder of issued and outstanding shares of LymphaTech capital stock received their pro rata portion (based on their relative ownership percentage) of the consideration paid at closing, less $0.2 million, which was utilized to pay the sellers’ transaction expenses. The other component of purchase consideration is contingent consideration based on the achievement of non-financial milestones after closing, which contingent consideration had an estimated fair value of approximately $4.9 million as of the acquisition date.

The acquisition date fair value of contingent consideration was measured using the income approach, specifically the probability weighted expected return method for the milestone payments. We will remeasure the fair value of the contingent liability on a quarterly basis. Estimates and assumptions used in the valuation include the probability of achieving these non-financial milestones, the expected timing of achieving these milestones, and a discount rate. These unobservable inputs represent a Level 3 measurement because they are supported by little or no market activity and reflect our own assumptions in measuring fair value. Changes in the fair value subsequent to the acquisition date will be recognized in our consolidated statements of operations.

The acquisition of LymphaTech was funded by cash on hand. We recognized transaction costs of $0.8 million in the three months ended March 31, 2026. These costs are reported in Reimbursement, general and administrative expenses in our Condensed Consolidated Statements of Operations. Transaction costs include, but are not limited to, investment banker, advisory, legal, and other professional fees.

The following table reflects the allocation of the purchase consideration between the amount paid at closing and the contingent consideration:

(In thousands)	Purchase Consideration
Cash consideration payments to LymphaTech stockholders	$7,230
Estimated fair value of contingent consideration	4,863
Total purchase consideration	$12,093

Fair Value of Assets Acquired and Liabilities Assumed

The acquisition of LymphaTech has been accounted for using the acquisition method of accounting in accordance with ASC 805, Business Combinations, with the Company treated as the accounting acquirer, which requires, among other things, that the assets acquired and liabilities assumed be recognized at their fair value on the acquisition date. Acquisition accounting is dependent upon certain valuations and other studies that have yet to commence or progress to a stage where there is sufficient information for a definitive measurement. The process for estimating the fair values of identifiable intangible assets and certain tangible assets and assumed liabilities requires the use of judgment in determining the appropriate assumptions and estimates.

The table below presents the preliminary estimated fair values of assets acquired and liabilities assumed on the acquisition date based on valuations and management estimates. Fair value estimates are based on a complex series of judgments about future events and uncertainties and rely heavily on estimates and assumptions. The judgments used to determine the estimated fair value assigned to each class of assets acquired and liabilities assumed, as well as asset lives, can materially impact our results of operations. We are still finalizing the allocation of the purchase price, therefore, the fair value estimates assigned to intangible assets, goodwill and the related tax impacts of the acquisition, among other items, are subject to change as additional information is received to complete our analysis and certain tax returns are finalized. As a result, the preliminary estimates may be revised during the measurement period, which is 12 months following the acquisition date. These differences could change the value of the intangible assets acquired, the contingent liabilities assumed, and the tax impacts related to the acquisition and could have a material impact on our results of operations and financial position.

(In thousands)	Estimated Fair Value
Assets
Current assets
Cash and cash equivalents	$1,004
Accounts receivable, net	19
Total current assets	1,023
Non-current assets
Intangible assets	4,110
Goodwill(1)	8,491
Total non-current assets	12,601
Total assets acquired	$13,624
Liabilities and stockholders' equity
Current liabilities
Accrued expenses and other current liabilities	$180
Unearned revenue	313
Total current liabilities	493
Non-current liabilities
Deferred income taxes	1,038
Total long term liabilities	1,038
Total liabilities assumed	$1,531

Net assets acquired	$12,093

(1)	Of the $8.5 million of goodwill from the acquisition, none is expected to be tax deductible. Goodwill is comprised of expected synergies for the combined operations and the assembled workforce acquired in the acquisition.

Identifiable Intangible Assets

The identifiable intangible assets acquired consist of a developed technology asset, customer relationship assets and a tradename asset. The estimated fair value of the developed technology asset was prepared using the relief from royalty method which calculates the value of the developed technology based on royalties that would be paid if licensed by a third party. The estimated fair value of customer relationship assets was prepared using the multi-period excess earnings method which calculates the present value of the incremental after-tax cash flows attributable solely to each customer relationship. The estimated fair value of the tradename asset was prepared using the relief from royalty method which calculates the value of the tradename based on royalties that would be paid if licensed by a third party. The estimated useful lives are based on forecasted periods of benefit for each intangible asset. Estimated useful lives and estimated preliminary fair values are presented in the table below.

(In thousands)	Estimated Fair Value(1)	Estimated Useful Life
Developed technology	$3,200	10 years
Customer relationships	540	5 years
Tradename	370	10 years
Estimated fair value of intangible assets acquired	$4,110

(1)	The preliminary acquisition accounting, including the valuation of identifiable intangible assets, is subject to change during the measurement period.

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

Our current lymphedema products are the Flexitouch Plus, Entre Plus and Nimbl pneumatic compression pump systems and our airway clearance product is a High-Frequency Chest Wall Oscillation (“HFCWO”) device called AffloVest. The Flexitouch system product line is considered an advanced pneumatic compression device. The first generation Flexitouch system received 510(k) clearance from the U.S. Food and Drug Administration (the “FDA”) in July 2002, introducing a medical device technology to address the many limitations of self-administered home-based manual lymphatic drainage therapy. A second generation Flexitouch system received 510(k) clearance from the FDA in October 2006. In September 2016, we received 510(k) clearance from the FDA for the Flexitouch system in treating lymphedema of the head and neck. A third generation, Flexitouch Plus, received 510(k) clearance from the FDA in June 2017. In December 2020, we received 510(k) clearance from the FDA for two new indications for our Flexitouch Plus system: phlebolymphedema and lipedema. The Entre system product line and Nimbl product line are considered basic, or simple, pneumatic compression devices. These systems are sold or rented to patients who need a simple pump or who do not yet qualify for insurance reimbursement for an advanced compression device e.g., a Flexitouch Plus system. We introduced the Entre system in the United States in February 2013, this device was manufactured by Thermotek, Inc. and received FDA clearance in 2010. In 2015, we received FDA clearance for our own first generation Entre system and the second generation, Entre Plus, was released in March 2023. Nimbl, our next-generation pneumatic compression platform, received 510(k) clearance in June 2024 and was commercially launched for upper extremity lymphedema in October 2024 and was commercially launched for lower extremity lymphedema in February 2025. Nimbl has replaced most orders for our Entre system and we expect will continue to do so. Sales and rentals of our lymphedema products represented 83% of our revenue in each of the three months ended March 31, 2026 and 2025.

On September 8, 2021, we acquired the assets of the AffloVest airway clearance product line. AffloVest is a portable, wearable vest that provides airway clearance to treat patients with chronic respiratory conditions such as bronchiectasis or conditions resulting from neuromuscular disorders. For each of the three months ended March 31, 2026 and 2025, sales of AffloVest represented 17% of our revenue.

To support the growth of our business, we continue to invest in our commercial infrastructure, consisting of a lymphedema and respiratory sales force, marketing team including clinical education programs, patient education team, reimbursement capabilities and clinical expertise. We market our lymphedema products using a direct-to-patient and -clinician model. The AffloVest device is sold through respiratory durable medical equipment providers throughout the United States that service patients and bill third-party payers for the product. We employ a small group of respiratory specialists, who educate DME representatives, provide product demonstrations for targeted clinicians and support technical questions related to the AffloVest. As of March 31, 2026, we employed 172 account managers and 163 specialists for our lymphedema products and a team of 18 specialists supporting our airway clearance products. This compares to 161 account managers and 103 specialists for our lymphedema products and a team of 19 specialists supporting our airway clearance products as of March 31, 2025.

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

For the three months ended March 31, 2026, we generated revenue of $75.3 million and had a net loss of $1.8 million, compared to revenue of $61.3 million and net loss of $3.0 million for the three months ended March 31, 2025. Our primary sources of capital since our initial public offering in 2016 have been from operating income, bank financing and our public offering in February 2023.

We operate in one segment for financial reporting purposes.

Results of Operations

Comparison of the Three Months Ended March 31, 2026 and 2025

The following table presents our results of operations for the periods indicated:

	Three Months Ended
	March 31,				Change
(In thousands)	2026		2025		$	%
Condensed Consolidated Statement		% of		% of
of Operations Data:		revenue		revenue
Revenue
Sales revenue	$66,966	89%	$52,469	86%	$14,497	28%
Rental revenue	8,301	11%	8,799	14%	(498)	(6)%
Total revenue	75,267	100%	61,268	100%	13,999	23%
Cost of revenue
Cost of sales revenue	15,259	20%	13,891	23%	1,368	10%
Cost of rental revenue	2,394	3%	2,031	3%	363	18%
Total cost of revenue	17,653	23%	15,922	26%	1,731	11%
Gross profit
Gross profit - sales revenue	51,707	69%	38,578	63%	13,129	34%
Gross profit - rental revenue	5,907	8%	6,768	11%	(861)	(13)%
Gross profit	57,614	77%	45,346	74%	12,268	27%
Operating expenses
Sales and marketing	32,732	43%	27,516	45%	5,216	19%
Research and development	2,776	4%	1,741	3%	1,035	59%
Reimbursement, general and administrative	23,044	31%	19,998	32%	3,046	15%
Intangible asset amortization	596	1%	633	1%	(37)	(6)%
Total operating expenses	59,148	79%	49,888	81%	9,260	19%
Loss from operations	(1,534)	(2)%	(4,542)	(7)%	3,008	(66)%
Interest income	666	1%	895	1%	(229)	(26)%
Interest expense	(28)	—%	(424)	(1)%	396	(93)%
Loss before income taxes	(896)	(1)%	(4,071)	(7)%	3,175	(78)%
Income tax expense (benefit)	867	1%	(1,097)	(2)%	1,964	(179)%
Net loss	$(1,763)	(2)%	$(2,974)	(5)%	$1,211	(41)%

Revenue

Revenue increased $14.0 million, or 23%, to $75.3 million in the three months ended March 31, 2026, compared to $61.3 million in the three months ended March 31, 2025. The increase in total revenue was attributable to an increase of $11.7 million, or 23%, in sales and rentals of the lymphedema product line and an increase of $2.3 million, or 22%, in sales of the airway clearance product line in the three months ended March 31, 2026, compared to the three months ended March 31, 2025.

The increase in the lymphedema product line revenue in the three months ended March 31, 2026, was driven by accelerating commercial momentum from our strong partnerships, execution of our go-to-market commercial strategy and disciplined focus on sales force productivity. The increase in the airway clearance product line revenue was primarily driven by strong partnerships and prioritized placement agreements with our top 10 respiratory DME providers.

The following table summarizes our revenue by product line for the three months ended March 31, 2026 and 2025, both in dollars and percentage of total revenue:

	Three Months Ended
	March 31,		Change
(In thousands)	2026	2025	$	%
Revenue
Lymphedema products	$62,221	$50,554	$11,667	23%
Airway clearance products	13,046	10,714	2,332	22%
Total	$75,267	$61,268	$13,999	23%

Percentage of total revenue
Lymphedema products	83%	83%
Airway clearance products	17%	17%
Total	100%	100%

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

Cost of Revenue and Gross Margin

Cost of revenue increased $1.7 million, or 11%, to $17.7 million in the three months ended March 31, 2026, compared to $15.9 million in the three months ended March 31, 2025. The increase in cost of revenue was primarily attributable to the increase in revenue.

Gross margin was 77% and 74% in the three months ended March 31, 2026 and 2025, respectively.

Sales and Marketing Expenses

Sales and marketing expenses increased $5.2 million, or 19%, to $32.7 million in the three months ended March 31, 2026, compared to $27.5 million in the three months ended March 31, 2025. The increase was primarily attributable to a $4.1 million increase in personnel-related compensation expenses, a $1.3 million increase in expenses related to meetings and seminars and a $0.1 million increase in expenses for demo units, partially offset by a $0.3 million decrease in travel and entertainment expenses.

Research and Development Expenses

Research and development (“R&D”) expenses increased $1.0 million, or 59%, to $2.8 million in the three months ended March 31, 2026, compared to $1.7 million in the three months ended March 31, 2025. The increase was primarily attributable to a $0.6 million increase in IT and other professional fees related expenses and a $0.5 million increase in personnel-related compensation expenses. IT-related expenses reflected in both R&D expenses and Reimbursement, general and administrative expenses primarily relate to the ongoing implementation of new technology across the entire order process, replacing legacy systems, which we expect to continue through the remainder of 2026.

Reimbursement, General and Administrative Expenses

Reimbursement, general and administrative expenses increased $3.0 million, or 15%, to $23.0 million in the three months ended March 31, 2026, compared to $20.0 million in the three months ended March 31, 2025. This increase was primarily attributable to a $1.2 million increase in personnel-related compensation expenses, a $0.8 million increase in acquisition and integration costs related to the LymphaTech acquisition, a $0.6 million increase in occupancy costs, depreciation expense and professional fees and a $0.4 million increase in IT-related expenses.

Intangible Asset Amortization

Intangible asset amortization remained consistent at $0.6 million for each of the three months ended March 31, 2026 and 2025.

Interest Income and Interest Expense

Interest income decreased $0.2 million, or 26%, to $0.7 million in the three months ended March 31, 2026, compared to $0.9 million in the three months ended March 31, 2025, primarily due to a lower cash balance in an Institutional Insured Liquid Deposit demand account due to funds being utilized for the LymphaTech acquisition. Interest expense decreased $0.4 million, or 93%, to $28,000 in the three months ended March 31, 2026, compared to $0.4 million in the three months ended March 31, 2025, primarily due to the repayment of debt.

Income Taxes

We recorded an income tax expense of $0.9 million compared to an income tax benefit of $1.1 million for the three months ended March 31, 2026 and 2025, respectively. The primary driver of the change in our effective tax rate was attributable to the Company recording stock-based compensation discrete items when compared to the prior year period.

Liquidity and Capital Resources

Cash Flows

On March 31, 2026, we had cash of $75.0 million and net accounts receivable of $38.2 million. This compares to cash of $83.6 million and net accounts receivable of $35.7 million at March 31, 2025.

The following table summarizes our cash flows for the periods indicated:

	Three Months Ended
	March 31,
(In thousands)	2026	2025
Net cash (used in) provided by:
Operating activities	$(339)	$417
Investing activities	(7,061)	(407)
Financing activities	(1,053)	(10,758)
Net decrease in cash	$(8,453)	$(10,748)

Operating Activities

Net cash used in operating activities during the three months ended March 31, 2026 was $0.3 million, resulting from non-cash net income adjustments of $3.5 million, a net loss of $1.8 million and a net decrease in operating assets and liabilities of $1.8 million. The positive non-cash net income adjustments consisted primarily of $1.8 million of stock-based compensation expense, $1.6 million of depreciation, and a loss on disposal of property and equipment and intangibles of $0.1 million. Cash used relating to the change in operating assets and liabilities primarily consisted of a decrease in net accounts receivable of $5.7 million, a $2.2 million increase in accounts payable, a $0.8 million decrease in income taxes payable and a $0.6 million decrease in net investment in leases, partially offset by a decrease in accrued payroll and related taxes of $8.3 million, an increase in inventories of $2.6 million, an increase in right of use operating lease assets of $0.3 million and an increase in prepaid expenses and other assets of $0.1 million.

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

Investing Activities

Net cash used in investing activities during the three months ended March 31, 2026, was $7.1 million, primarily consisting of $6.2 million of net payments related to the acquisition of LymphaTech and $0.8 million of purchases of property and equipment and patent costs.

Net cash used in investing activities during the three months ended March 31, 2025, was $0.4 million, consisting of purchases of property and equipment and patent costs.

Financing Activities

Net cash used in financing activities during the three months ended March 31, 2026, was $1.1 million, primarily consisting of payments of $1.1 million for the repurchase of our common stock.

Net cash used in financing activities during the three months ended March 31, 2025, was $10.8 million, primarily consisting of payments of $10.0 million for the repurchase of our common stock and a payment of $0.8 million made on our term loan.

Credit Agreement

On July 31, 2025, we entered into an Amended and Restated Credit Agreement with the lenders from time to time party thereto, and Wells Fargo Bank, National Association, as administrative agent (the “2025 Credit Agreement”), which amended and restated the credit agreement that we had in place prior to that time (the “Prior Credit Agreement”). The 2025 Credit Agreement provides for a $40.0 million revolving credit facility with a scheduled maturity date of July 31, 2028.

In connection with the entry into the 2025 Credit Agreement, on July 31, 2025, we paid off the full amount outstanding under the term loan that was outstanding under the Prior Credit Agreement, which was $24.4 million (inclusive of principal and interest), using cash on hand. The term loan had been reflected on our condensed consolidated financial statements as a note payable. The 2025 Credit Agreement removed the provisions from the Prior Credit Agreement related to a committed term loan, such that the only term loan related provisions in the 2025 Credit Agreement relate to our ability to request uncommitted incremental term loan facilities and/or an increase in the amount of the revolving loans available under the 2025 Credit Agreement in an amount not to exceed $25.0 million in the aggregate, subject to the satisfaction of certain conditions.

Amounts drawn under the revolving credit facility bear interest, at our option, at a rate equal to (a) the highest of (i) the prime rate, (ii) the federal funds rate plus 0.50% and (iii) Adjusted Term SOFR (defined as term Secured Overnight Financing Rate) for a one-month tenor plus 1% (the “Base Rate”) plus an applicable margin or (b) Adjusted Term SOFR for an interest period of one, three or six months, at our option, plus the applicable margin. The applicable margin is 0.75% to 1.75% on loans bearing interest at the Base Rate and 1.75% to 2.75% on loans bearing interest at Adjusted Term SOFR, in each case depending on our consolidated total leverage ratio.

The 2025 Credit Agreement provides for a commitment fee at a rate per annum ranging from 0.125% to 0.250% for the unused portion of the revolving credit facility, depending on our consolidated total leverage ratio.

The 2025 Credit Agreement includes financial covenants consisting of a maximum consolidated total leverage ratio covenant and a minimum fixed charge coverage ratio covenant. In addition, the 2025 Credit Agreement includes customary negative covenants, including a restricted payment covenant that permits the Company to repurchase shares of its common stock and make certain other payments, as long as the Company is not in default under the 2025 Credit Agreement, has a consolidated total leverage ratio of no greater than 1.75 to 1.00, and has liquidity of not less than $30.0 million, in each case both before and after giving effect to such stock repurchases or the making of such payments. As of March 31, 2026, we were in compliance with all covenants under the 2025 Credit Agreement.

Our obligations under the 2025 Credit Agreement are secured by a security interest in substantially all of our and our subsidiary’s assets and are also guaranteed by our subsidiary.

As of March 31, 2026, we had no outstanding borrowings under the 2025 Credit Agreement.

Share Repurchase Program

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

During the three months ended March 31, 2026, we repurchased 40,250 shares for approximately $1.1 million. We used cash on hand to fund these repurchases.

Future Cash Requirements

For a discussion of our material estimated future cash requirements under our contractual obligations and commercial commitments, in total and disaggregated into current and long-term, see “Future Cash Requirements” included in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2025. There have been no material changes since December 31, 2025.

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

Critical Accounting Estimates

Critical accounting estimates are those that involve a significant level of estimation uncertainty and have had or are reasonably likely to have a material impact on our financial condition and results of operations. For additional information, please see the discussion of our most critical accounting estimates under “Critical Accounting Estimates” in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2025.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

For a discussion on our market risks, see Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” included in our Annual Report on Form 10-K for the year ended December 31, 2025. There have been no material changes since December 31, 2025.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2026. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 31, 2026, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, that occurred during the quarter ended March 31, 2026, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

Information pertaining to certain legal proceedings in which we are involved can be found in Note 9 – “Commitments and Contingencies” to our condensed consolidated financial statements included in Part I, Item 1 of this report and is incorporated herein by reference.

Item 1A. Risk Factors.

In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the factors discussed in “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2025, which could materially affect our business, financial condition or future results. There have been no material changes in our risk factors from those disclosed in that report.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Issuer Purchases of Equity Securities

			Total Number	Approximate
			of Shares	Dollar Value of
			Purchased as	Shares that
			Part of Publicly	May Yet Be
	Total Number	Average	Announced	Purchased
	of Shares	Price Paid	Plans or	Under the Plans or
Period	Purchased	Per Share(1)	Programs	Programs(2)
January 1, 2026 - January 31, 2026	—	$—	—	$25,000,000
February 1, 2026 - February 28, 2026	—	—	—	25,000,000
March 1, 2026 - March 31, 2026	40,250	26.67	40,250	23,927,840
Total	40,250		40,250

(1) Amount includes commissions paid.

(2) On November 3, 2025, we announced that our board of directors authorized a program to repurchase shares of our common stock in an aggregate amount not to exceed $25.0 million. The share repurchase program became effective on November 3, 2025 and expires on November 3, 2027.

Item 3. Defaults Upon Senior Securities.

Not applicable.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Trading Arrangements

During the quarter ended March 31, 2026, none of our directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) of the Exchange Act or any non-Rule 10b5-1 trading arrangement (as defined in Item 408(c) of Regulation S-K).

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

101.1

Inline XBRL for the following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2026: (i) Balance Sheets, (ii) Statements of Operations, (iii) Statements of Stockholders’ Equity, (iv) Statements of Cash Flows, and (v) Notes to the Condensed Consolidated Financial Statements; and for the information set forth in Part II, Item 5.

X

104.1	Cover page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101.1)				X

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Tactile Systems Technology, Inc.

Date: May 4, 2026	By:	/s/ Elaine M. Birkemeyer
Elaine M. Birkemeyer
Chief Financial Officer
(Principal financial and accounting officer)