Form 10-Q
period 2026-06-30
TACTILE SYSTEMS TECHNOLOGY INC
filed 2026-08-10
CIK 1027838

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2026

or

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

22,652,286 shares of common stock, par value $0.001 per share, were outstanding as of August 6, 2026.

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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

Tactile Systems Technology, Inc.
Condensed Consolidated Balance Sheets
(Unaudited)
	June 30,	December 31,
(In thousands, except share and per share data)	2026	2025
Assets
Current assets
Cash	$69,853	$83,446
Accounts receivable, net	43,140	43,876
Net investment in leases	14,927	15,754
Inventories	16,845	14,025
Income taxes receivable	912	—
Prepaid expenses and other current assets	11,925	8,066
Total current assets	157,602	165,167
Non-current assets
Property and equipment, net	5,849	5,117
Right of use operating lease assets	12,553	13,798
Intangible assets, net	44,747	39,167
Goodwill	39,554	31,063
Deferred income taxes	8,703	9,783
Other non-current assets	10,660	9,847
Total non-current assets	122,066	108,775
Total assets	$279,668	$273,942
Liabilities and Stockholders' Equity
Current liabilities
Accounts payable	$7,923	$4,968
Accrued payroll and related taxes	15,615	19,378
Accrued expenses	8,423	8,531
Income taxes payable	—	1,428
Operating lease liabilities	3,095	3,195
Other current liabilities	3,197	3,457
Total current liabilities	38,253	40,957
Non-current liabilities
Accrued warranty reserve, non-current	1,079	1,045
Income taxes payable, non-current	370	275
Operating lease liabilities, non-current	11,267	12,763
Other non-current liabilities	4,863	—
Total non-current liabilities	17,579	14,083
Total liabilities	55,832	55,040
Commitments and Contingencies (see Note 9)
Stockholders’ equity:
Preferred stock, $0.001 par value, 50,000,000 shares authorized; none issued and outstanding as of June 30, 2026 and December 31, 2025	—	—
Common stock, $0.001 par value, 300,000,000 shares authorized; 22,701,241 shares issued and outstanding as of June 30, 2026; 22,438,926 shares issued and outstanding as of December 31, 2025	23	22
Additional paid-in capital	162,851	163,940
Retained earnings	60,962	54,940
Total stockholders’ equity	223,836	218,902
Total liabilities and stockholders’ equity	$279,668	$273,942

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Tactile Systems Technology, Inc.
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands, except share and per share data)	2026	2025	2026	2025
Revenue
Sales revenue	$76,489	$70,531	$143,455	$123,000
Rental revenue	9,209	8,374	17,510	17,173
Total revenue	85,698	78,905	160,965	140,173
Cost of revenue
Cost of sales revenue	17,628	17,483	32,887	31,374
Cost of rental revenue	2,721	2,629	5,115	4,660
Total cost of revenue	20,349	20,112	38,002	36,034
Gross profit
Gross profit - sales revenue	58,861	53,048	110,568	91,626
Gross profit - rental revenue	6,488	5,745	12,395	12,513
Gross profit	65,349	58,793	122,963	104,139
Operating expenses
Sales and marketing	32,012	30,039	64,744	57,555
Research and development	2,501	2,018	5,277	3,759
Reimbursement, general and administrative	23,360	22,034	46,404	42,032
Intangible asset amortization and earn-out	650	619	1,246	1,252
Total operating expenses	58,523	54,710	117,671	104,598
Income (loss) from operations	6,826	4,083	5,292	(459)
Interest income	561	850	1,227	1,745
Interest expense	(19)	(410)	(47)	(834)
Other income	—	1	—	1
Income before income taxes	7,368	4,524	6,472	453
Income tax (benefit) expense	(417)	1,307	450	210
Net income	$7,785	$3,217	$6,022	$243
Net income per common share
Basic	$0.34	$0.14	$0.27	$0.01
Diluted	$0.34	$0.14	$0.26	$0.01
Weighted-average common shares used to compute net income per common share
Basic	22,676,673	23,092,469	22,620,546	23,399,848
Diluted	23,058,902	23,237,671	23,135,040	23,679,220

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Tactile Systems Technology, Inc.
Condensed Consolidated Statements of Stockholders’ Equity
(Unaudited)

			Additional
	Common Stock		Paid-In	Retained
(In thousands, except share data)	Shares	Par Value	Capital	Earnings	Total
Balances, March 31, 2026	22,710,160	$22	$164,667	$53,177	$217,866
Stock-based compensation	—	—	2,260	—	2,260
Exercise of common stock options and vesting of performance and restricted stock units	146,587	1	176	—	177
Share repurchases	(208,900)	—	(5,284)	—	(5,284)
Common shares issued for employee stock purchase plan	53,394	—	1,032	—	1,032
Net income for the period	—	—	—	7,785	7,785
Balances, June 30, 2026	22,701,241	$23	$162,851	$60,962	$223,836

Balances, December 31, 2025	22,438,926	$22	$163,940	$54,940	$218,902
Stock-based compensation	—	—	4,040	—	4,040
Exercise of common stock options and vesting of performance and restricted stock units	458,071	1	196	—	197
Share repurchases	(249,150)	—	(6,357)	—	(6,357)
Common shares issued for employee stock purchase plan	53,394	—	1,032	—	1,032
Net income for the period	—	—	—	6,022	6,022
Balances, June 30, 2026	22,701,241	$23	$162,851	$60,962	$223,836

Balances, March 31, 2025	23,584,471	$24	$172,727	$32,880	$205,631
Stock-based compensation	—	—	1,939	—	1,939
Exercise of common stock options and vesting of performance and restricted stock units	112,411	—	—	—	—
Share repurchases	(1,507,496)	(2)	(16,702)	—	(16,704)
Common shares issued for employee stock purchase plan	102,759	—	843	—	843
Net income for the period	—	—	—	3,217	3,217
Balances, June 30, 2025	22,292,145	$22	$158,807	$36,097	$194,926

Balances, December 31, 2024	23,883,475	$24	$180,719	$35,854	$216,597
Stock-based compensation	—	—	4,005	—	4,005
Exercise of common stock options and vesting of performance and restricted stock units	449,010	—	10	—	10
Share repurchases	(2,143,099)	(2)	(26,770)	—	(26,772)
Common shares issued for employee stock purchase plan	102,759	—	843	—	843
Net income for the period	—	—	—	243	243
Balances, June 30, 2025	22,292,145	$22	$158,807	$36,097	$194,926

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Tactile Systems Technology, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended June 30,
(In thousands)	2026	2025
Cash flows from operating activities
Net income	$6,022	$243
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,450	3,385
Deferred income taxes	42	(22)
Stock-based compensation expense	4,040	4,005
Loss on disposal of property and equipment and intangibles	73	68
Changes in assets and liabilities, net of acquisition:
Accounts receivable, net	755	11,851
Net investment in leases	827	83
Inventories	(2,820)	1,555
Income taxes payable	(2,245)	(611)
Prepaid expenses and other assets	(5,174)	(4,735)
Right of use operating lease assets	(351)	(289)
Accounts payable	2,886	2,319
Accrued payroll and related taxes	(3,763)	(5,245)
Accrued expenses and other liabilities	(827)	2,567
Net cash provided by operating activities	2,915	15,174
Cash flows from investing activities
Payments related to acquisition, net of cash acquired	(6,226)	—
Purchases of property and equipment	(2,102)	(748)
Intangible assets expenditures	(52)	(56)
Payment for exclusive distribution agreement	(3,000)	—
Net cash used in investing activities	(11,380)	(804)
Cash flows from financing activities
Payments on note payable	—	(1,500)
Proceeds from exercise of common stock options	197	10
Proceeds from the issuance of common stock from the employee stock purchase plan	1,032	843
Payments for repurchases of common stock	(6,357)	(26,562)
Net cash used in financing activities	(5,128)	(27,209)
Net decrease in cash	(13,593)	(12,839)
Cash – beginning of period	83,446	94,367
Cash – end of period	$69,853	$81,528

Supplemental cash flow disclosure
Cash paid for interest	$34	$828
Cash paid for taxes	$2,645	$892
Accrued excise tax on stock repurchases	$—	$210
Capital expenditures incurred but not yet paid	$147	$58

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Tactile Systems Technology, Inc.

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

Note 1. Nature of Business and Operations

Tactile Systems Technology, Inc. (“we,” “us,” “our,” and the “Company”) manufactures and distributes medical devices for the treatment of patients with underserved chronic diseases in the home. Our lymphedema product portfolio includes the Flexitouch® Plus, Entre™ Plus, and Nimbl compression device systems, which help manage the symptoms of lymphedema, a chronic and progressive medical condition. We market these products through a direct sales force that engages healthcare providers involved in the diagnosis and treatment of lymphedema, including vascular specialists, vein and wound care clinicians, oncology providers, and certified lymphedema therapists throughout the United States. Our lymphedema products are prescribed for home use and are sold or rented to patients through commercial and government channels, including the Department of Veterans Affairs.

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

On April 24, 2026, we entered into a 3-year exclusive distribution agreement with ElastiMed, Inc. to bring MyoSleeve™, a discreet, wearable non-pneumatic compression device for the lower leg, to Department of Veterans Affairs (“VA”) and Department of Defense (“DoD”) patients across the United States. Under the agreement, we received exclusive rights to distribute MyoSleeve through the VA and DoD channels and limited non-exclusive distribution rights in the broader U.S. commercial market, subject to certain contractual conditions. In exchange for these rights, we made a $3.0 million upfront payment in the second quarter of 2026, which was recorded as an intangible asset and will be amortized on a straight-line basis beginning on the date the product is commercially available for sale, which is expected to be in the second half of 2026.

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

The results for the six months ended June 30, 2026, are not necessarily indicative of results to be expected for the year ending December 31, 2026, or for any other interim period or for any future year. The condensed consolidated interim financial statements should be read in conjunction with the audited financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2025.

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

Note 3. Summary of Significant Accounting Policies

Significant Accounting Policies

There were no material changes in our significant accounting policies during the six months ended June 30, 2026. See Note 3 – “Summary of Significant Accounting Policies” to the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2025, for information regarding our significant accounting policies.

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

Accounting Pronouncements Not Yet Adopted

In September 2025, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2025-06, “Intangibles – Goodwill and Other – Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software” which modernizes the accounting for internal-use software costs to better align with the way that software is currently developed. The update removes all references to the project stages of software development and establishes two criteria that must be met to begin capitalizing software costs. This update is effective for interim and annual periods beginning after December 15, 2027, with early adoption permitted. The Company is currently evaluating the effect that this standard will have on its consolidated financial statements and related disclosures.

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

Note 4. Inventories

Inventories consisted of the following:

(In thousands)	At June 30, 2026	At December 31, 2025
Finished goods	$5,678	$5,280
Component parts and work-in-process	11,167	8,745
Total inventories	$16,845	$14,025

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

The changes in the carrying amount of goodwill were as follows:

(In thousands)
Goodwill at December 31, 2025	$31,063
Addition for acquisition	8,491
Goodwill at June 30, 2026	$39,554

Intangible Assets

Our patents and other intangible assets are summarized as follows:

	Weighted-	At June 30, 2026
	Average	Gross
	Amortization	Carrying	Accumulated	Net
(In thousands)	Period	Amount	Amortization	Amount
Definite-lived intangible assets:
Patents	11 years	$1,133	$359	$774
Tradenames	10 years	370	14	356
Customer relationships	8 years	31,540	11,513	20,027
Developed technology	7 years	16,703	5,818	10,885
Other	3 years	3,000	—	3,000
Subtotal		52,746	17,704	35,042
Unamortized intangible assets:
Tradenames		9,500	—	9,500
Patents pending		205	—	205
Total intangible assets		$62,451	$17,704	$44,747

	Weighted-	At December 31, 2025
	Average	Gross
	Amortization	Carrying	Accumulated	Net
(In thousands)	Period	Amount	Amortization	Amount
Definite-lived intangible assets:
Patents	11 years	$1,083	$318	$765
Customer relationships	9 years	31,000	10,280	20,720
Developed technology	7 years	13,000	5,095	7,905
Subtotal		45,083	15,693	29,390
Unamortized intangible assets:
Tradenames		9,500	—	9,500
Patents pending		277	—	277
Total intangible assets		$54,860	$15,693	$39,167

Amortization expense was $1.1 million and $0.9 million for the three months ended June 30, 2026 and 2025, respectively, and $2.0 million and $1.9 million for the six months ended June 30, 2026 and 2025, respectively, of which $0.5 million and $0.3 million for the three months ended June 30, 2026 and 2025, respectively, and $0.8 million and $0.6 million for the six months ended June 30, 2026 and 2025, respectively, was recorded in cost of sales revenue. Future amortization expenses are expected as follows:

(In thousands)
2026 (July 1 - December 31)	$2,518
2027	5,405
2028	5,404
2029	4,536
2030	4,100
Thereafter	13,079
Total	$35,042

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

Note 6. Accrued Expenses

Accrued expenses consisted of the following:

(In thousands)	At June 30, 2026	At December 31, 2025
Legal and consulting	2,266	1,285
Sales and use tax	$1,527	$1,837
Travel	1,282	1,424
In-transit inventory	1,106	1,931
Warranty	1,104	1,285
Clinical studies	38	64
Other	1,100	705
Total	$8,423	$8,531

Note 7. Warranty Reserves

The activity in the warranty reserve during and as of the end of the reporting periods presented was as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands)	2026	2025	2026	2025
Beginning balance	$2,253	$2,774	$2,330	$2,993
Warranty provision	494	441	1,005	921
Processed warranty claims	(564)	(579)	(1,152)	(1,278)
Ending balance	$2,183	$2,636	$2,183	$2,636

Accrued warranty reserve, current	$1,104	$1,395	$1,104	$1,395
Accrued warranty reserve, non-current	1,079	1,241	1,079	1,241
Total accrued warranty reserve	$2,183	$2,636	$2,183	$2,636

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

The 2025 Credit Agreement includes financial covenants consisting of a maximum consolidated total leverage ratio covenant and a minimum fixed charge coverage ratio covenant. In addition, the 2025 Credit Agreement includes customary negative covenants, including a restricted payment covenant that permits the Company to repurchase shares of its common stock and make certain other payments, as long as the Company is not in default under the 2025 Credit Agreement, has a consolidated total leverage ratio of no greater than 1.75 to 1.00, and has liquidity of not less than $30.0 million, in each case both before and after giving effect to such stock repurchases or the making of such payments. As of June 30, 2026, we were in compliance with all covenants under the 2025 Credit Agreement.

Our obligations under the 2025 Credit Agreement are secured by a security interest in substantially all of our and our subsidiary’s assets and are also guaranteed by our subsidiary.

As of June 30, 2026, we had no outstanding borrowings under the 2025 Credit Agreement.

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

Buildings

We lease certain office and warehouse space at various locations in the United States where we provide services. These leases are typically greater than one year with fixed, escalating rents over the noncancelable terms and, therefore, ROU operating lease assets and operating lease liabilities are recorded on the Condensed Consolidated Balance Sheets, with rent expense recognized on a straight-line basis over the term of the lease. The remaining lease terms vary from approximately one to five years as of June 30, 2026.

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

Computer and Office Equipment

We also have operating lease agreements for certain computer and office equipment. The remaining lease terms as of June 30, 2026, ranged from less than one year to approximately two years with fixed monthly payments that are included in the ROU operating lease assets and operating lease liabilities. The leases provide an option to purchase the related equipment at fair market value at the end of the lease. The leases will automatically renew as a month-to-month rental at the end of the lease if the equipment is not purchased or returned.

Lease Position, Undiscounted Cash Flow and Supplemental Information

The table below presents information related to our ROU operating lease assets and operating lease liabilities that we have recorded:

(In thousands)	At June 30, 2026	At December 31, 2025
Right of use operating lease assets	$12,553	$13,798

Operating lease liabilities:
Current	$3,095	$3,195
Non-current	11,267	12,763
Total	$14,362	$15,958

Operating leases:
Weighted average remaining lease term	4.5 years	4.9 years
Weighted average discount rate	4.3%	4.3%

	Six Months Ended June 30,
	2026	2025
Supplemental cash flow information for our operating leases:
Cash paid for operating lease liabilities	$1,892	$1,851

The table below reconciles the undiscounted cash flows for the periods presented to the operating lease liabilities recorded on the Condensed Consolidated Balance Sheet for the periods presented:

(In thousands)
2026 (July 1 - December 31)	$1,895
2027	3,311
2028	3,275
2029	3,310
2030	3,340
Thereafter	351
Total minimum lease payments	15,482
Less: Amount of lease payments representing interest	(1,120)
Present value of future minimum lease payments	14,362
Less: Current obligations under operating lease liabilities	(3,095)
Non-current obligations under operating lease liabilities	$11,267

Operating lease costs were $0.9 million for each of the three months ended June 30, 2026 and 2025. Operating lease costs were $1.8 million for each of the six months ended June 30, 2026 and 2025.

Major Vendors

We had purchases from one vendor that accounted for 10% and 12% of our total purchases for the three months ended June 30, 2026 and 2025, respectively. We had purchases from one vendor that accounted for 11% and 12% of our total purchases for the six months ended June 30, 2026 and 2025, respectively.

Purchase Commitments

We issued purchase orders prior to June 30, 2026, totaling $39.4 million for goods that we expect to receive within the next year.

Retirement Plan

We maintain a 401(k) retirement plan for our employees in which eligible employees can contribute a percentage of their pre-tax compensation. We recorded an expense related to our discretionary contributions to the 401(k) plan of $0.8 million and $0.7 million for the three months ended June 30, 2026 and 2025, respectively, and $1.6 and $1.4 million for the six months ended June 30, 2026 and 2025, respectively.

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

On April 14, 2026, the affected parties (government, relators, and the Company) reached an agreement in principle to settle the Actions for an aggregate payment by the Company of approximately $0.6 million, plus relators’ attorneys’ fees and costs. In connection with the agreement in principle, the Company recorded an accrual of approximately $1.0 million, inclusive of the proposed settlement amount and estimated relators’ attorneys’ fees and related costs, which is reflected in accrued expenses on the Condensed Consolidated Balance Sheet as of June 30, 2026. On July 14, 2026, the parties (government, relators, and the Company) executed the final settlement agreement resolving the Actions for an aggregate payment by the Company of approximately $0.6 million, plus relators’ attorneys’ fees and costs in an amount to be determined.

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

We made repurchases under the applicable share repurchase program in the following periods, which include the market price of the shares, commissions and excise tax:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands, except share and per share data)	2026	2025	2026	2025
Number of shares repurchased	208,900	1,507,496	249,150	2,143,099
Total shares repurchased cost	$5,284	$16,704	$6,357	$26,772
Average total cost per repurchased share	$25.29	$11.08	$25.51	$12.49

As of June 30, 2026, approximately $18.7 million of authorized share repurchases were remaining under the share repurchase program. We expect that repurchases will be funded through available cash balances and ongoing business operating cash generation. Shares of common stock repurchased under the program are immediately retired. Repurchases under our share repurchase program reduce the weighted-average number of shares of common stock outstanding for basic and diluted earnings per share calculations.

Stock-Based Compensation

On May 7, 2025, our stockholders approved the Tactile Systems Technology, Inc. 2025 Equity Incentive Plan (the “2025 Plan”), which authorizes us to grant stock options, stock appreciation rights, restricted stock, stock units and other stock-based awards to employees, non-employee directors and certain consultants and advisors. The 2025 Plan provides for the issuance of up to 1,850,000 shares of our common stock, plus the number of shares subject to any award under the 2016 Equity Incentive Plan (the “2016 Plan”) that was outstanding on May 7, 2025 and that later expires, is cancelled or forfeited, is settled for cash or otherwise does not result in the issuance of all of the shares subject to such award. As of June 30, 2026, 1,449,457 shares were available for future grant pursuant to the 2025 Plan.

Following our stockholders’ approval of the 2025 Plan on May 7, 2025, no additional grants will be made under the 2016 Plan. However, outstanding awards under the 2016 Plan will continue to be governed by their respective original terms.

We recorded stock-based compensation expense of $2.3 million and $1.9 million for the three months ended June 30, 2026 and 2025, respectively, and $4.0 million for each of the six months ended June 30, 2026 and 2025. This expense was allocated as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands)	2026	2025	2026	2025
Cost of revenue	$112	$101	$202	$200
Sales and marketing expenses	430	465	877	968
Research and development expenses	34	52	78	85
Reimbursement, general and administrative expenses	1,684	1,321	2,883	2,752
Total stock-based compensation expense	$2,260	$1,939	$4,040	$4,005

Stock Options

Stock options issued to participants other than non-employees typically vest over three or four years and typically have a contractual term of seven or ten years. No stock-based compensation expense was included in the Condensed Consolidated Statements of Operations for stock options for each of the three and six months ended June 30, 2026 and 2025. As of June 30, 2026, there was no unrecognized pre-tax stock option expense under our equity compensation plans.

Our stock option activity for the three months ended June 30, 2026, was as follows:

		Weighted-	Weighted-
		Average	Average	Aggregate
	Options	Exercise Price	Remaining	Intrinsic
(In thousands except options and per share data)	Outstanding	Per Share (1)	Contractual Life	Value (2)
Balance at December 31, 2025	225,448	$43.87	1.8 years	$316
Exercised	(11,884)	16.55		$
Cancelled/Expired	(15,003)	54.95
Balance at June 30, 2026	198,561	$44.67	1.4 years	$191

Options exercisable at June 30, 2026	198,561	$44.67	1.4 years	$191

(1)	The exercise price of each option granted during the periods shown was equal to the market price of the underlying stock on the date of grant.
(2)	The aggregate intrinsic value of options exercised represents the difference between the exercise price of the option and the closing stock price of our common stock on the date of exercise. The aggregate intrinsic value of options outstanding represents the difference between the exercise price of the option and the closing stock price of our common stock on the last trading day of the period.

Options exercisable of 272,690 as of June 30, 2025, had a weighted-average exercise price of $41.45 per share.

Time-Based Restricted Stock Units

We have granted time-based restricted stock units to certain participants under the 2016 Plan and the 2025 Plan that are stock-settled with common shares. Time-based restricted stock units vest over one to three years. Stock-based compensation expense included in the Condensed Consolidated Statements of Operations for time-based restricted stock units was $1.6 million and $1.4 million for the three months ended June 30, 2026 and 2025, respectively, and $2.9 million for each of the six months ended June 30, 2026 and 2025. As of June 30, 2026, there was approximately $10.4 million of total unrecognized pre-tax compensation expense related to outstanding time-based restricted stock units that is expected to be recognized over a weighted-average period of 2.0 years.

Our time-based restricted stock unit activity for the six months ended June 30, 2026, was as follows:

		Weighted-
		Average Grant	Aggregate
	Units	Date Fair Value	Intrinsic
(In thousands except unit and per unit data)	Outstanding	Per Unit	Value (1)
Balance at December 31, 2025	718,621	$13.92	$20,840
Granted	284,660	27.50
Vested	(350,810)	13.25
Cancelled	(36,581)	16.37
Balance at June 30, 2026	615,890	$20.44	$18,341

(1)	The aggregate intrinsic value of restricted stock units outstanding was based on our closing stock price on the last trading day of the period.

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

Stock-based compensation expense recognized for PSUs was $0.5 million and $0.3 million for the three months ended June 30, 2026 and 2025, respectively, and $0.8 million and $0.7 million for the six months ended June 30, 2026 and 2025, respectively. As of June 30, 2026, there was approximately $3.2 million of total unrecognized pre-tax compensation expense related to outstanding PSUs that is expected to be recognized over a weighted average period of 2.3 years.

Our PSU activity for the six months ended June 30, 2026, was as follows:

		Weighted-
		Average Grant	Aggregate
	PSUs	Date Fair Value	Intrinsic
(In thousands except unit and per unit data)	Outstanding	Per Unit	Value (1)
Balance at December 31, 2025	310,296	$14.76	$8,999
Granted	108,846	28.25
Adjusted	12,705
Vested	(95,377)	14.16
Balance at June 30, 2026	336,470	$19.33	$10,020

(1)	The aggregate intrinsic value of PSUs outstanding was based on our closing stock price on the last trading day of the period.

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

A total of 1,600,000 shares of common stock was initially reserved for issuance under the ESPP. This share reserve was automatically supplemented each January 1, commencing in 2017 and ending on and including January 1, 2026, by an amount equal to the least of (a) 1% of the shares of our common stock outstanding on the immediately preceding December 31, (b) 500,000 shares or (c) such lesser amount as our Board of Directors may determine. Pursuant to the automatic increase feature of the ESPP, 224,381 shares were added as available for issuance thereunder on January 1, 2026 and 240,780 shares were added as available for issuance thereunder on January 1, 2025. As of June 30, 2026, 1,691,730 shares were available for future issuance under the ESPP. We recognized stock-based compensation expense associated with the ESPP of $0.2 million for each of the three months ended June 30, 2026 and 2025, and $0.3 million and $0.4 million for the six months ended June 30, 2026 and 2025, respectively.

Note 11. Revenue

We derive our revenue from the sale and rental of our products to our customers in the United States. The following table presents our revenue, inclusive of sales and rental revenue, disaggregated by product line:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands)	2026	2025	2026	2025
Revenue
Lymphedema products	$73,630	$65,969	$135,851	$116,524
Airway clearance products	12,068	12,936	25,114	23,649
Total	$85,698	$78,905	$160,965	$140,173

Percentage of total revenue
Lymphedema products	86%	84%	84%	83%
Airway clearance products	14%	16%	16%	17%
Total	100%	100%	100%	100%

Our revenue by channel, inclusive of sales and rental revenue, for the three and six months ended June 30, 2026 and 2025, are summarized in the following table:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands)	2026	2025	2026	2025
Private insurers and other payers	$48,791	$39,041	$83,765	$67,986
Veterans Administration	7,412	7,506	13,615	14,043
Medicare	17,427	19,422	38,471	34,495
Durable medical equipment distributors	12,068	12,936	25,114	23,649
Total	$85,698	$78,905	$160,965	$140,173

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

Rental revenue for each of the three and six months ended June 30, 2026 and 2025, was primarily from private insurers and Medicare. Sales-type lease revenue and the associated cost of revenue for the three and six months ended June 30, 2026 and 2025, was:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands)	2026	2025	2026	2025
Sales-type lease revenue	$9,209	$8,374	$17,510	$17,173
Cost of sales-type lease revenue	2,721	2,629	5,115	4,660
Gross profit	$6,488	$5,745	$12,395	$12,513

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

The effective tax rate for the three months ended June 30, 2026 was a benefit of 5.7%, compared to an expense of 28.9% for the three months ended June 30, 2025. The primary driver of the change in the Company’s effective tax rate was attributable to the relative impact of stock-based compensation discrete tax items. We recorded an income tax benefit of $0.4 million and an income tax expense of $1.3 million for the three months ended June 30, 2026 and 2025, respectively.

The effective tax rate for the six months ended June 30, 2026 was an expense of 7.0%, compared to an expense of 46.4% for the six months ended June 30, 2025. The primary driver of the change in the Company’s effective tax rate was attributable to the relative impact of stock-based compensation discrete tax items. We recorded an income tax expense of $0.5 million and an income tax expense of $0.2 million for the six months ended June 30, 2026 and 2025, respectively.

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

The Company currently is not under income tax examination in any jurisdictions.

Note 13. Net Income Per Share

The following table sets forth the computation of our basic and diluted net income per share:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands, except share and per share data)	2026	2025	2026	2025
Net income	$7,785	$3,217	$6,022	$243
Weighted-average shares outstanding	22,676,673	23,092,469	22,620,546	23,399,848
Weighted-average shares used to compute diluted net income per share	23,058,902	23,237,671	23,135,040	23,679,220
Net income per share - Basic	$0.34	$0.14	$0.27	$0.01
Net income per share - Diluted	$0.34	$0.14	$0.26	$0.01

The following common stock equivalents were excluded from the computation of diluted net income per share for the periods presented because including them would have been anti-dilutive:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
Restricted stock units	206,886	616,951	—	810,270
Common stock options	204,999	245,817	178,149	278,078
Performance stock units	89,763	143,695	—	248,399
Employee stock purchase plan	47,494	—	—	—
Total	549,142	1,006,463	178,149	1,336,747

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

The following table provides information regarding the fair value measurement of our contingent consideration liability as of June 30, 2026, according to the three-level fair value hierarchy:

At June 30, 2026
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

The acquisition date fair value of contingent consideration was measured using the income approach, specifically the probability weighted expected return method for the milestone payments. We will remeasure the fair value of the contingent liability on a quarterly basis. Estimates and assumptions used in the valuation include the probability of achieving these non-financial milestones, the expected timing of achieving these milestones, and a discount rate. These unobservable inputs represent a Level 3 measurement because they are supported by little or no market activity and reflect our own assumptions in measuring fair value. Any changes in the fair value subsequent to the acquisition date will be recognized in our consolidated statements of operations. There was no change in fair value for contingent consideration as of June 30, 2026.

The acquisition of LymphaTech was funded by cash on hand. We recognized transaction costs of $0.8 million in the six months ended June 30, 2026. These costs are reported in Reimbursement, general and administrative expenses in our Condensed Consolidated Statements of Operations. Transaction costs include, but are not limited to, investment banker, advisory, legal, and other professional fees.

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

The purchase price allocation for the LymphaTech acquisition is considered final as of June 30, 2026. The table below presents the estimated fair values of assets acquired and liabilities assumed on the acquisition date based on valuations and management estimates. Fair value estimates are based on a complex series of judgments about future events and uncertainties and rely heavily on estimates and assumptions. The judgments used to determine the estimated fair value assigned to each class of assets acquired and liabilities assumed, as well as asset lives, can materially impact our results of operations.

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

Our current lymphedema products are the Flexitouch Plus, Entre Plus and Nimbl pneumatic compression pump systems and our airway clearance product is a High-Frequency Chest Wall Oscillation (“HFCWO”) device called AffloVest. The Flexitouch system product line is considered an advanced pneumatic compression device. The first generation Flexitouch system received 510(k) clearance from the U.S. Food and Drug Administration (the “FDA”) in July 2002, introducing a medical device technology to address the many limitations of self-administered home-based manual lymphatic drainage therapy. A second generation Flexitouch system received 510(k) clearance from the FDA in October 2006. In September 2016, we received 510(k) clearance from the FDA for the Flexitouch system in treating lymphedema of the head and neck. A third generation, Flexitouch Plus, received 510(k) clearance from the FDA in June 2017. In December 2020, we received 510(k) clearance from the FDA for two new indications for our Flexitouch Plus system: phlebolymphedema and lipedema. The Entre system product line and Nimbl product line are considered basic, or simple, pneumatic compression devices. These systems are sold or rented to patients who need a simple pump or who do not yet qualify for insurance reimbursement for an advanced compression device e.g., a Flexitouch Plus system. We introduced the Entre system in the United States in February 2013, this device was manufactured by Thermotek, Inc. and received FDA clearance in 2010. In 2015, we received FDA clearance for our own first generation Entre system and the second generation, Entre Plus, was released in March 2023. Nimbl, our next-generation pneumatic compression platform, received 510(k) clearance in June 2024 and was commercially launched for upper extremity lymphedema in October 2024 and was commercially launched for lower extremity lymphedema in February 2025. Nimbl has replaced most orders for our Entre system and we expect will continue to do so. Sales and rentals of our lymphedema products represented 84% and 83% of our revenue in the six months ended June 30, 2026 and 2025, respectively.

On April 24, 2026, we entered into a 3-year exclusive distribution agreement with ElastiMed, Inc. to bring MyoSleeve, a discreet, wearable non-pneumatic compression device for the lower leg, to Department of Veterans Affairs (“VA”) and Department of Defense (“DoD”) patients across the United States. Under the agreement, we received exclusive rights to distribute MyoSleeve through the VA and DoD channels and limited non-exclusive distribution rights in the broader U.S. commercial market, subject to certain contractual conditions. In exchange for these rights, we made a $3.0 million upfront payment in the second quarter of 2026, which was recorded as an intangible asset and will be amortized on a straight-line basis beginning on the date the product is commercially available for sale, which is expected to be in the second half of 2026.

On February 17, 2026, we acquired all outstanding equity interests of LymphaTech, Inc. (“LymphaTech”). LymphaTech is a medical technology company pioneering a digital, three-dimensional (the “3D”) full body measurement and monitoring platform designed specifically for lymphedema.

On September 8, 2021, we acquired the assets of the AffloVest airway clearance product line. AffloVest is a portable, wearable vest that provides airway clearance to treat patients with chronic respiratory conditions such as bronchiectasis or conditions resulting from neuromuscular disorders. In April 2026, we received FDA 510(k) clearance for our AffloVest Gen 6 and it was commercially launched in June 2026. For the six months ended June 30, 2026 and 2025, sales of AffloVest represented 16% and 17% of our revenue, respectively.

To support the growth of our business, we continue to invest in our commercial infrastructure, consisting of a lymphedema and respiratory sales force, marketing team including clinical education programs, patient education team, reimbursement capabilities and clinical expertise. We market our lymphedema products using a direct-to-patient and -clinician model. The AffloVest device is sold through respiratory durable medical equipment providers throughout the United States that service patients and bill third-party payers for the product. We employ a small group of respiratory specialists, who educate DME representatives, provide product demonstrations for targeted clinicians and support technical questions related to the AffloVest. As of June 30, 2026, we employed 169 account managers and 163 specialists for our lymphedema products and a team of 19 specialists supporting our airway clearance products. This compares to 161 account managers and 132 specialists for our lymphedema products and a team of 19 specialists supporting our airway clearance products as of June 30, 2025.

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

For the three months ended June 30, 2026, we generated revenue of $85.7 million and had net income of $7.8 million, compared to revenue of $78.9 million and net income of $3.2 million for the three months ended June 30, 2025. For the six months ended June 30, 2026, we generated revenue of $161.0 million and had net income of $6.0 million, compared to revenue of $140.2 million and net income of $0.2 million for the six months ended June 30, 2025. Our primary sources of capital since our initial public offering in 2016 have been from operating income, bank financing and our public offering in February 2023.

We operate in one segment for financial reporting purposes.

Results of Operations

Comparison of the Three and Six Months Ended June 30, 2026 and 2025

The following table presents our results of operations for the periods indicated:

	Three Months Ended
	June 30,				Change
(In thousands)	2026		2025		$	%
Condensed Consolidated Statement		% of		% of
of Operations Data:		revenue		revenue
Revenue
Sales revenue	$76,489	89%	$70,531	89%	$5,958	8%
Rental revenue	9,209	11%	8,374	11%	835	10%
Total revenue	85,698	100%	78,905	100%	6,793	9%
Cost of revenue
Cost of sales revenue	17,628	21%	17,483	22%	145	1%
Cost of rental revenue	2,721	3%	2,629	3%	92	3%
Total cost of revenue	20,349	24%	20,112	25%	237	1%
Gross profit
Gross profit - sales revenue	58,861	68%	53,048	67%	5,813	11%
Gross profit - rental revenue	6,488	8%	5,745	8%	743	13%
Gross profit	65,349	76%	58,793	75%	6,556	11%
Operating expenses
Sales and marketing	32,012	37%	30,039	38%	1,973	7%
Research and development	2,501	3%	2,018	3%	483	24%
Reimbursement, general and administrative	23,360	27%	22,034	28%	1,326	6%
Intangible asset amortization	650	1%	619	1%	31	5%
Total operating expenses	58,523	68%	54,710	70%	3,813	7%
Income from operations	6,826	8%	4,083	5%	2,743	67%
Interest income	561	1%	850	1%	(289)	(34)%
Interest expense	(19)	—%	(410)	—%	391	(95)%
Other income	—	—%	1	—%	(1)	(100)%
Income before income taxes	7,368	9%	4,524	6%	2,844	63%
Income tax (benefit) expense	(417)	—%	1,307	2%	(1,724)	(132)%
Net income	$7,785	9%	$3,217	4%	$4,568	142%

	Six Months Ended
	June 30,				Change
(In thousands)	2026		2025		$	%
Condensed Consolidated Statement		% of		% of
of Operations Data:		revenue		revenue
Revenue
Sales revenue	$143,455	89%	$123,000	88%	$20,455	17%
Rental revenue	17,510	11%	17,173	12%	337	2%
Total revenue	160,965	100%	140,173	100%	20,792	15%
Cost of revenue
Cost of sales revenue	32,887	20%	31,374	22%	1,513	5%
Cost of rental revenue	5,115	4%	4,660	3%	455	10%
Total cost of revenue	38,002	24%	36,034	25%	1,968	5%
Gross profit
Gross profit - sales revenue	110,568	69%	91,626	66%	18,942	21%
Gross profit - rental revenue	12,395	7%	12,513	9%	(118)	(1)%
Gross profit	122,963	76%	104,139	75%	18,824	18%
Operating expenses
Sales and marketing	64,744	40%	57,555	41%	7,189	12%
Research and development	5,277	3%	3,759	3%	1,518	40%
Reimbursement, general and administrative	46,404	29%	42,032	30%	4,372	10%
Intangible asset amortization	1,246	1%	1,252	1%	(6)	(0)%
Total operating expenses	117,671	73%	104,598	75%	13,073	12%
Income (loss) from operations	5,292	3%	(459)	—%	5,751	N.M. %
Interest income	1,227	1%	1,745	1%	(518)	(30)%
Interest expense	(47)	—%	(834)	(1)%	787	(94)%
Other income	—	—%	1	—%	(1)	(100)%
Income before income taxes	6,472	4%	453	—%	6,019	N.M. %
Income tax expense	450	—%	210	—%	240	114%
Net income	$6,022	4%	$243	—%	$5,779	N.M. %

Revenue

Revenue increased $6.8 million, or 9%, to $85.7 million in the three months ended June 30, 2026, compared to $78.9 million in the three months ended June 30, 2025. The increase in total revenue was attributable to an increase of $7.7 million, or 12%, in sales and rentals of the lymphedema product line in the three months ended June 30, 2026, compared to the three months ended June 30, 2025. The increase was partially offset by a decrease of $0.9 million, or 7%, in sales of the airway clearance product line in the three months ended June 30, 2026, compared to the three months ended June 30, 2025.

Revenue increased $20.8 million, or 15%, to $161.0 million in the six months ended June 30, 2026, compared to $140.2 million in the six months ended June 30, 2025. The increase in total revenue was attributable to an increase of $19.3 million, or 17%, in sales and rentals of the lymphedema product line and an increase of $1.5 million, or 6%, in sales of the airway clearance product line in the six months ended June 30, 2026, compared to the six months ended June 30, 2025.

The increase in the lymphedema product line revenue in the three and six months ended June 30, 2026, was driven by accelerating commercial momentum from our strong partnerships, execution of our go-to-market commercial strategy and disciplined focus on sales force productivity. The decrease in the airway clearance product line revenue for the three months ended June 30, 2026 was primarily driven by inventory timing dynamics among a few large DME providers. The increase in the airway clearance product line revenue for the six months ended June 30, 2026 was primarily driven by strong partnerships and prioritized placement agreements with our top 10 respiratory DME providers.

The following tables summarize our revenue by product line for the three and six months ended June 30, 2026 and 2025, both in dollars and percentage of total revenue:

	Three Months Ended
	June 30,		Change
(In thousands)	2026	2025	$	%
Revenue
Lymphedema products	$73,630	$65,969	$7,661	12%
Airway clearance products	12,068	12,936	(868)	(7)%
Total	$85,698	$78,905	$6,793	9%

Percentage of total revenue
Lymphedema products	86%	84%
Airway clearance products	14%	16%
Total	100%	100%

	Six Months Ended
	June 30,		Change
(In thousands)	2026	2025	$	%
Revenue
Lymphedema products	$135,851	$116,524	$19,327	17%
Airway clearance products	25,114	23,649	1,465	6%
Total	$160,965	$140,173	$20,792	15%

Percentage of total revenues
Lymphedema products	84%	83%
Airway clearance products	16%	17%
Total	100%	100%

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

Cost of Revenue and Gross Margin

Cost of revenue increased $0.2 million, or 1%, to $20.3 million in the three months ended June 30, 2026, compared to $20.1 million in the three months ended June 30, 2025. Cost of revenue increased $2.0 million, or 5%, to $38.0 million in the six months ended June 30, 2026, compared to $36.0 million in the six months ended June 30, 2025. The increase in cost of revenue in both periods was primarily attributable to the increase in revenue.

Gross margin was 76% and 75% in the three months ended June 30, 2026 and 2025, respectively, and 76% and 75% in the six months ended June 30, 2026 and 2025, respectively.

Sales and Marketing Expenses

Sales and marketing expenses increased $2.0 million, or 7%, to $32.0 million in the three months ended June 30, 2026, compared to $30.0 million in the three months ended June 30, 2025. The increase was primarily attributable to a $2.9 million increase in personnel-related compensation expenses (including travel and entertainment expenses) and a $0.2 million increase in expenses for professional services, partially offset by a $1.4 million decrease in expenses related to meetings and seminars.

Sales and marketing expenses increased $7.2 million, or 12%, to $64.7 million in the six months ended June 30, 2026, compared to $57.6 million in the six months ended June 30, 2025. The increase was primarily attributable to a $6.8 million increase in personnel-related compensation expenses, a $0.2 million increase in expenses for demo units and a $0.1 million increase in educational grants.

Research and Development Expenses

Research and development (“R&D”) expenses increased $0.5 million, or 24%, to $2.5 million in the three months ended June 30, 2026, compared to $2.0 million in the three months ended June 30, 2025. The increase was primarily attributable to a $0.2 million increase in IT-related expenses and a $0.2 million increase in personnel-related compensation expenses.

R&D expenses increased $1.5 million, or 40%, to $5.3 million in the six months ended June 30, 2026, compared to $3.8 million in the six months ended June 30, 2025. The increase was primarily attributable to a $0.8 million increase in personnel-related compensation expenses and $0.6 million increase in IT and other professional fees related expenses.

IT-related expenses reflected in both R&D expenses and Reimbursement, general and administrative expenses in both periods primarily related to the ongoing implementation of new technology across the entire order process, replacing legacy systems, which we expect to continue through the remainder of 2026.

Reimbursement, General and Administrative Expenses

Reimbursement, general and administrative expenses increased $1.3 million, or 6%, to $23.4 million in the three months ended June 30, 2026, compared to $22.0 million in the three months ended June 30, 2025. This increase was primarily attributable to a $2.2 million increase in personnel-related compensation expenses, a $0.3 million increase in IT-related expenses and a $0.2 million increase in acquisition and integration costs related to the LymphaTech acquisition, partially offset by a $1.6 million decrease in occupancy costs.

Reimbursement, general and administrative expenses increased $4.4 million, or 10%, to $46.4 million in the six months ended June 30, 2026, compared to $42.0 million in the six months ended June 30, 2025. This increase was primarily attributable to a $3.3 million increase in personnel-related compensation expenses, a $1.0 million increase in acquisition and integration costs related to the LymphaTech acquisition and a $0.7 million increase in IT-related expenses, partially offset by a $0.7 million decrease in occupancy costs, depreciation expense and professional fees.

Intangible Asset Amortization

Intangible asset amortization was $0.7 and $0.6 million for the three months ended June 30, 2026 and 2025, respectively.

Intangible asset amortization was $1.2 and $1.3 million for the six months ended June 30, 2026 and 2025, respectively.

Interest Income and Interest Expense

Interest income decreased $0.3 million, or 34%, to $0.6 million in the three months ended June 30, 2026, compared to $0.9 million in the three months ended June 30, 2025, primarily due to a lower cash balance in an Institutional Insured Liquid Deposit demand account due to funds being utilized for the LymphaTech acquisition. Interest expense decreased $0.4 million, or 95%, to $19,000 in the three months ended June 30, 2026, compared to $0.4 million in the three months ended June 30, 2025, primarily due to the repayment of debt.

Interest income decreased $0.5 million, or 30%, to $1.2 million in the six months ended June 30, 2026, compared to $1.7 million in the six months ended June 30, 2025, primarily due to a lower cash balance in an Institutional Insured Liquid Deposit demand account due to funds being utilized for the LymphaTech acquisition. Interest expense decreased $0.8 million, or 94%, to $47,000 in the six months ended June 30, 2026, compared to $0.8 million in the six months ended June 30, 2025, primarily due to the repayment of debt.

Income Taxes

We recorded an income tax benefit of $0.4 million and an income tax expense of $1.3 million for the three months ended June 30, 2026 and 2025, respectively. The primary driver of the change in our effective tax rate was attributable to the Company recording stock-based compensation discrete items when compared to the prior year period.

We recorded an income tax expense of $0.5 million and an income tax expense of $0.2 million for the six months ended June 30, 2026 and 2025, respectively. The primary driver of the change in our effective tax rate was attributable to the Company recording stock-based compensation discrete items when compared to the prior year period.

Liquidity and Capital Resources

Cash Flows

On June 30, 2026, we had cash of $69.9 million and net accounts receivable of $43.1 million. This compares to cash of $81.5 million and net accounts receivable of $33.1 million at June 30, 2025.

The following table summarizes our cash flows for the periods indicated:

	Six Months Ended
	June 30,
(In thousands)	2026	2025
Net cash provided by (used in):
Operating activities	$2,915	$15,174
Investing activities	(11,380)	(804)
Financing activities	(5,128)	(27,209)
Net decrease in cash	$(13,593)	$(12,839)

Operating Activities

Net cash provided in operating activities during the six months ended June 30, 2026 was $2.9 million, resulting from non-cash net income adjustments of $7.6 million, net income of $6.0 million and a net decrease in operating assets and liabilities of $10.7 million. The positive non-cash net income adjustments consisted primarily of $4.0 million of stock-based compensation expense, $3.5 million of depreciation and amortization, and a loss on disposal of property and equipment and intangibles of $0.1 million. Cash provided relating to the change in operating assets and liabilities primarily consisted of an increase in prepaid expenses and other assets of $5.2 million, a decrease in accrued payroll and related taxes of $3.8 million, an increase in inventories of $2.8 million, a $2.2 million decrease in income taxes payable, a $0.8 million decrease in accrued expenses and other liabilities and an increase in right of use operating lease assets of $0.4 million, partially offset by a $2.9 million increase in accounts payable, a decrease of $0.8 million in net investment in leases and a decrease in net accounts receivable of $0.8 million.

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

Investing Activities

Net cash used in investing activities during the six months ended June 30, 2026, was $11.4 million, primarily consisting of $6.2 million of net payments related to the acquisition of LymphaTech, a $3.0 million payment for the exclusive distribution agreement for MyoSleeve, $2.1 million of purchases of property and equipment and $0.1 million of patent costs.

Net cash used in investing activities during the six months ended June 30, 2025, was $0.8 million, consisting of purchases of property and equipment and patent costs.

Financing Activities

Net cash used in financing activities during the six months ended June 30, 2026, was $5.1 million, primarily consisting of payments of $6.4 million for the repurchase of our common stock, partially offset by $1.0 million in proceeds from the issuance of common stock under the ESPP and $0.2 million in proceeds from the exercise of common stock options.

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

The 2025 Credit Agreement includes financial covenants consisting of a maximum consolidated total leverage ratio covenant and a minimum fixed charge coverage ratio covenant. In addition, the 2025 Credit Agreement includes customary negative covenants, including a restricted payment covenant that permits the Company to repurchase shares of its common stock and make certain other payments, as long as the Company is not in default under the 2025 Credit Agreement, has a consolidated total leverage ratio of no greater than 1.75 to 1.00, and has liquidity of not less than $30.0 million, in each case both before and after giving effect to such stock repurchases or the making of such payments. As of June 30, 2026, we were in compliance with all covenants under the 2025 Credit Agreement.

Our obligations under the 2025 Credit Agreement are secured by a security interest in substantially all of our and our subsidiary’s assets and are also guaranteed by our subsidiary.

As of June 30, 2026, we had no outstanding borrowings under the 2025 Credit Agreement.

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

During the six months ended June 30, 2026, we repurchased 249,150 shares for approximately $6.4 million. We used cash on hand to fund these repurchases.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2026. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 30, 2026, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, that occurred during the quarter ended June 30, 2026, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Issuer Purchases of Equity Securities

			Total Number	Approximate
			of Shares	Dollar Value of
			Purchased as	Shares that
			Part of Publicly	May Yet Be
	Total Number	Average	Announced	Purchased
	of Shares	Price Paid	Plans or	Under the Plans or
(In thousands, except share and per share data)	Purchased	Per Share(1)	Programs	Programs(2)
April 1, 2026 - April 30, 2026	158,900	$24.75	158,900	$20,000
May 1, 2026 - May 31, 2026	—	—	—	20,000
June 1, 2026 - June 30, 2026	50,000	27.02	50,000	18,651
Total	208,900		208,900

(1) Amount includes commissions paid.

(2) On November 3, 2025, we announced that our board of directors authorized a program to repurchase shares of our common stock in an aggregate amount not to exceed $25.0 million. The share repurchase program became effective on November 3, 2025 and expires on November 3, 2027.

Item 3. Defaults Upon Senior Securities.

Not applicable.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Trading Arrangements

During the quarter ended June 30, 2026, none of our directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) of the Exchange Act or any non-Rule 10b5-1 trading arrangement (as defined in Item 408(c) of Regulation S-K).

Item 6. Exhibits.

The exhibits filed as part of this Quarterly Report on Form 10-Q are set forth on the Exhibit Index below.

EXHIBIT INDEX

Incorporated by Reference
Exhibit				Exhibit	Filed
Number	Description of Exhibit	Form	Date of Filing	Number	Herewith

3.1	Amended and Restated Certificate of Incorporation, conformed version reflecting all amendments through May 6, 2026	8-K	05/07/2026	3.2

3.2	Amended and Restated By-laws, effective December 19, 2022	10-K	02/21/2023	3.2

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) / 15d-14(a) of the Securities Exchange Act of 1934, as amended				X

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) / 15d-14(a) of the Securities Exchange Act of 1934, as amended				X

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X

101.1

Inline XBRL for the following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2026: (i) Balance Sheets, (ii) Statements of Operations, (iii) Statements of Stockholders’ Equity, (iv) Statements of Cash Flows, and (v) Notes to the Condensed Consolidated Financial Statements; and for the information set forth in Part II, Item 5.

X

104.1	Cover page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101.1)				X

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Tactile Systems Technology, Inc.

Date: August 10, 2026	By:	/s/ Elaine M. Birkemeyer
Elaine M. Birkemeyer
Chief Financial Officer
(Principal financial and accounting officer)