Form 10-Q
period 2026-09-30
TACTILE SYSTEMS TECHNOLOGY INC
filed 2026-11-02
CIK 1027838

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2026

or

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

22,401,373 shares of common stock, par value $0.001 per share, were outstanding as of October 29, 2026.

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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

Tactile Systems Technology, Inc.
Condensed Consolidated Balance Sheets
(Unaudited)
	September 30,	December 31,
(In thousands, except share and per share data)	2026	2025
Assets
Current assets
Cash	$75,110	$83,446
Accounts receivable, net	48,304	43,876
Net investment in leases	14,912	15,754
Inventories	15,596	14,025
Income taxes receivable	543	—
Prepaid expenses and other current assets	12,314	8,066
Total current assets	166,779	165,167
Non-current assets
Property and equipment, net	5,685	5,117
Right of use operating lease assets	15,282	13,798
Intangible assets, net	43,721	39,167
Goodwill	39,554	31,063
Deferred income taxes	8,695	9,783
Other non-current assets	11,578	9,847
Total non-current assets	124,515	108,775
Total assets	$291,294	$273,942
Liabilities and Stockholders' Equity
Current liabilities
Accounts payable	$11,792	$4,968
Accrued payroll and related taxes	17,470	19,378
Accrued expenses	7,881	8,531
Income taxes payable	—	1,428
Operating lease liabilities	3,245	3,195
Other current liabilities	7,111	3,457
Total current liabilities	47,499	40,957
Non-current liabilities
Accrued warranty reserve, non-current	1,092	1,045
Income taxes payable, non-current	370	275
Operating lease liabilities, non-current	13,821	12,763
Other non-current liabilities	1,260	—
Total non-current liabilities	16,543	14,083
Total liabilities	64,042	55,040
Commitments and Contingencies (see Note 9)
Stockholders’ equity:
Preferred stock, $0.001 par value, 50,000,000 shares authorized; none issued and outstanding as of September 30, 2026 and December 31, 2025	—	—
Common stock, $0.001 par value, 300,000,000 shares authorized; 22,495,939 shares issued and outstanding as of September 30, 2026; 22,438,926 shares issued and outstanding as of December 31, 2025	22	22
Additional paid-in capital	159,108	163,940
Retained earnings	68,122	54,940
Total stockholders’ equity	227,252	218,902
Total liabilities and stockholders’ equity	$291,294	$273,942

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Tactile Systems Technology, Inc.
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands, except share and per share data)	2026	2025	2026	2025
Revenue
Sales revenue	$82,329	$76,890	$225,784	$199,890
Rental revenue	9,529	8,865	27,039	26,038
Total revenue	91,858	85,755	252,823	225,928
Cost of revenue
Cost of sales revenue	18,400	17,896	51,287	49,270
Cost of rental revenue	2,969	2,858	8,084	7,518
Total cost of revenue	21,369	20,754	59,371	56,788
Gross profit
Gross profit - sales revenue	63,929	58,994	174,497	150,620
Gross profit - rental revenue	6,560	6,007	18,955	18,520
Gross profit	70,489	65,001	193,452	169,140
Operating expenses
Sales and marketing	33,042	29,809	97,786	87,364
Research and development	2,506	2,191	7,783	5,950
Reimbursement, general and administrative	24,657	21,442	71,061	63,474
Intangible asset amortization and contingent consideration	693	596	1,939	1,848
Total operating expenses	60,898	54,038	178,569	158,636
Income from operations	9,591	10,963	14,883	10,504
Interest income	560	667	1,787	2,412
Interest expense	(20)	(193)	(67)	(1,027)
Other income	—	—	—	1
Income before income taxes	10,131	11,437	16,603	11,890
Income tax expense	2,971	3,228	3,421	3,438
Net income	$7,160	$8,209	$13,182	$8,452
Net income per common share
Basic	$0.32	$0.37	$0.58	$0.37
Diluted	$0.31	$0.36	$0.57	$0.36
Weighted-average common shares used to compute net income per common share
Basic	22,632,801	22,318,570	22,624,676	23,035,461
Diluted	23,045,862	22,513,140	23,136,378	23,304,900

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Tactile Systems Technology, Inc.
Condensed Consolidated Statements of Stockholders’ Equity
(Unaudited)

			Additional
	Common Stock		Paid-In	Retained
(In thousands, except share data)	Shares	Par Value	Capital	Earnings	Total
Balances, June 30, 2026	22,701,241	$23	$162,851	$60,962	$223,836
Stock-based compensation	—	—	2,376	—	2,376
Exercise of common stock options and vesting of performance and restricted stock units	48,310	—	51	—	51
Share repurchases	(253,612)	(1)	(6,170)	—	(6,171)
Net income for the period	—	—	—	7,160	7,160
Balances, September 30, 2026	22,495,939	$22	$159,108	$68,122	$227,252

Balances, December 31, 2025	22,438,926	$22	$163,940	$54,940	$218,902
Stock-based compensation	—	—	6,416	—	6,416
Exercise of common stock options and vesting of performance and restricted stock units	506,381	1	247	—	248
Share repurchases	(502,762)	(1)	(12,527)	—	(12,528)
Common shares issued for employee stock purchase plan	53,394	—	1,032	—	1,032
Net income for the period	—	—	—	13,182	13,182
Balances, September 30, 2026	22,495,939	$22	$159,108	$68,122	$227,252

Balances, June 30, 2025	22,292,145	$22	$158,807	$36,097	$194,926
Stock-based compensation	—	—	1,814	—	1,814
Exercise of common stock options and vesting of performance and restricted stock units	43,437	—	—	—	—
Net income for the period	—	—	—	8,209	8,209
Balances, September 30, 2025	22,335,582	$22	$160,621	$44,306	$204,949

Balances, December 31, 2024	23,883,475	$24	$180,719	$35,854	$216,597
Stock-based compensation	—	—	5,819	—	5,819
Exercise of common stock options and vesting of performance and restricted stock units	492,447	—	10	—	10
Share repurchases	(2,143,099)	(2)	(26,770)	—	(26,772)
Common shares issued for employee stock purchase plan	102,759	—	843	—	843
Net income for the period	—	—	—	8,452	8,452
Balances, September 30, 2025	22,335,582	$22	$160,621	$44,306	$204,949

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Tactile Systems Technology, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended September 30,
(In thousands)	2026	2025
Cash flows from operating activities
Net income	$13,182	$8,452
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	5,223	5,023
Deferred income taxes	50	1,566
Stock-based compensation expense	6,416	5,819
Loss on disposal of property and equipment and intangibles	73	68
Change in fair value of contingent consideration	61	—
Changes in assets and liabilities, net of acquisition:
Accounts receivable, net	(4,409)	7,680
Net investment in leases	842	(303)
Inventories	(1,571)	2,582
Income taxes payable	(1,876)	1,025
Prepaid expenses and other assets	(6,481)	(5,971)
Right of use operating lease assets	(376)	(322)
Accounts payable	6,773	2,117
Accrued payroll and related taxes	(1,908)	(3,196)
Accrued expenses and other liabilities	(1,106)	975
Net cash provided by operating activities	14,893	25,515
Cash flows from investing activities
Payments related to acquisition, net of cash acquired	(6,226)	—
Purchases of property and equipment	(2,655)	(1,870)
Intangible assets expenditures	(100)	(88)
Payment for exclusive distribution agreement	(3,000)	—
Net cash used in investing activities	(11,981)	(1,958)
Cash flows from financing activities
Payments on note payable	—	(26,250)
Proceeds from exercise of common stock options	248	10
Proceeds from the issuance of common stock from the employee stock purchase plan	1,032	843
Payments for repurchases of common stock	(12,528)	(26,562)
Net cash used in financing activities	(11,248)	(51,959)
Net decrease in cash	(8,336)	(28,402)
Cash – beginning of period	83,446	94,367
Cash – end of period	$75,110	$65,965

Supplemental cash flow disclosure
Cash paid for interest	$59	$836
Cash paid for taxes	$5,238	$899
Accrued excise tax on stock repurchases	$—	$210
Capital expenditures incurred but not yet paid	$129	$224
Fair value of contingent consideration included in purchase consideration	$4,863	$—

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

On February 17, 2026, we acquired all outstanding equity interests of LymphaTech, Inc. (“LymphaTech”). LymphaTech is a medical technology company pioneering a digital, three-dimensional (“3D”) full body measurement and monitoring platform designed specifically for lymphedema.

On April 24, 2026, we entered into a 3-year exclusive distribution agreement with ElastiMed, Inc. to bring MyoSleeve™, a discreet, wearable non-pneumatic compression device for the lower leg, to Department of Veterans Affairs (“VA”) and Department of Defense (“DoD”) patients across the United States. Under the agreement, we received exclusive rights to distribute MyoSleeve through the VA and DoD channels and limited non-exclusive distribution rights in the broader U.S. commercial market, subject to certain contractual conditions. In exchange for these rights, we made a $3.0 million upfront payment in the second quarter of 2026, which was recorded as an intangible asset and will be amortized on a straight-line basis beginning on the date the product is commercially available for sale, which is expected to be in the fourth quarter of 2026.

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

The results for the nine months ended September 30, 2026, are not necessarily indicative of results to be expected for the year ending December 31, 2026, or for any other interim period or for any future year. The condensed consolidated interim financial statements should be read in conjunction with the audited financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2025.

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

Note 3. Summary of Significant Accounting Policies

Significant Accounting Policies

There were no material changes in our significant accounting policies during the nine months ended September 30, 2026. See Note 3 – “Summary of Significant Accounting Policies” to the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2025, for information regarding our significant accounting policies.

Business Segments

The Company operates as one operating segment. The Company's Chief Operating Decision Maker (“CODM”) is its Chief Executive Officer, who reviews financial information presented on a consolidated basis. The CODM uses consolidated net income (loss) as the measure of segment profit or loss. Significant segment expenses are those expenses reported in the Condensed Consolidated Statements of Operations. The CODM assesses performance for the segment, allocates resources and monitors budget versus actual results using consolidated revenue and net income (loss) which is reflected in the Condensed Consolidated Statements of Operations.

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

Note 4. Inventories

Inventories consisted of the following:

(In thousands)	At September 30, 2026	At December 31, 2025
Finished goods	$4,508	$5,280
Component parts and work-in-process	11,088	8,745
Total inventories	$15,596	$14,025

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

The changes in the carrying amount of goodwill were as follows:

(In thousands)
Goodwill at December 31, 2025	$31,063
Addition for acquisition	8,491
Goodwill at September 30, 2026	$39,554

Intangible Assets

Our patents and other intangible assets are summarized as follows:

	Weighted-	At September 30, 2026
	Average	Gross
	Amortization	Carrying	Accumulated	Net
(In thousands)	Period	Amount	Amortization	Amount
Definite-lived intangible assets:
Patents	11 years	$1,149	$367	$782
Tradenames	9 years	370	23	347
Customer relationships	8 years	31,540	12,136	19,404
Developed technology	7 years	16,703	6,237	10,466
Other	3 years	3,000	—	3,000
Subtotal		52,762	18,763	33,999
Unamortized intangible assets:
Tradenames		9,500	—	9,500
Patents pending		222	—	222
Total intangible assets		$62,484	$18,763	$43,721

	Weighted-	At December 31, 2025
	Average	Gross
	Amortization	Carrying	Accumulated	Net
(In thousands)	Period	Amount	Amortization	Amount
Definite-lived intangible assets:
Patents	11 years	$1,083	$318	$765
Customer relationships	9 years	31,000	10,280	20,720
Developed technology	7 years	13,000	5,095	7,905
Subtotal		45,083	15,693	29,390
Unamortized intangible assets:
Tradenames		9,500	—	9,500
Patents pending		277	—	277
Total intangible assets		$54,860	$15,693	$39,167

Amortization expense was $1.1 million and $0.9 million for the three months ended September 30, 2026 and 2025, respectively, and $3.1 million and $2.8 million for the nine months ended September 30, 2026 and 2025, respectively, of which $0.4 million and $0.3 million for the three months ended September 30, 2026 and 2025, respectively, and $1.2 million and $0.9 million for the nine months ended September 30, 2026 and 2025, respectively, was recorded in cost of sales revenue. Future amortization expenses are expected as follows:

(In thousands)
2026 (October 1 - December 31)	$1,273
2027	5,484
2028	5,484
2029	4,566
2030	4,104
Thereafter	13,088
Total	$33,999

During the third quarter of 2026, the Company performed its annual goodwill impairment assessment using a qualitative evaluation of relevant events and circumstances. Based on this assessment, the Company concluded that it was not more likely than not that the fair value of its reporting unit was less than its carrying amount. Therefore, a quantitative goodwill impairment test was not performed and no impairment was recognized.

Note 6. Accrued Expenses

Accrued expenses consisted of the following:

(In thousands)	At September 30, 2026	At December 31, 2025
Legal and consulting	1,827	1,285
Sales and use tax	$1,647	$1,837
Travel	1,382	1,424
In-transit inventory	1,078	1,931
Warranty	864	1,285
Clinical studies	7	64
Other	1,076	705
Total	$7,881	$8,531

Note 7. Warranty Reserves

The activity in the warranty reserve during and as of the end of the reporting periods presented was as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands)	2026	2025	2026	2025
Beginning balance	$2,183	$2,636	$2,330	$2,993
Warranty provision	353	458	1,358	1,379
Processed warranty claims	(580)	(570)	(1,732)	(1,848)
Ending balance	$1,956	$2,524	$1,956	$2,524

Accrued warranty reserve, current	$864	$1,403	$864	$1,403
Accrued warranty reserve, non-current	1,092	1,121	1,092	1,121
Total accrued warranty reserve	$1,956	$2,524	$1,956	$2,524

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

The 2025 Credit Agreement includes financial covenants consisting of a maximum consolidated total leverage ratio covenant and a minimum fixed charge coverage ratio covenant. In addition, the 2025 Credit Agreement includes customary negative covenants, including a restricted payment covenant that permits the Company to repurchase shares of its common stock and make certain other payments, as long as the Company is not in default under the 2025 Credit Agreement, has a consolidated total leverage ratio of no greater than 1.75 to 1.00, and has liquidity of not less than $30.0 million, in each case both before and after giving effect to such stock repurchases or the making of such payments. As of September 30, 2026, we were in compliance with all covenants under the 2025 Credit Agreement.

Our obligations under the 2025 Credit Agreement are secured by a security interest in substantially all of our and our subsidiary’s assets and are also guaranteed by our subsidiary.

As of September 30, 2026, we had no outstanding borrowings under the 2025 Credit Agreement.

Note 9. Commitments and Contingencies

Lease Obligations

We lease property and equipment under operating leases, typically with terms greater than 12 months, and determine if an arrangement contains a lease at inception. In general, an arrangement contains a lease if there is an identified asset and we have the right to direct the use of and obtain substantially all of the economic benefit from the use of the identified asset. We record an operating lease liability at the present value of lease payments over the lease term on the commencement date. The related right of use (“ROU”) operating lease asset reflects rental escalation clauses, as well as renewal options and/or termination options. The exercise of lease renewal and/or termination options is at our discretion, and such options are included in the determination of the lease term and lease payment obligations when it is deemed reasonably certain that the option will be exercised. When available, we use the rate implicit in the lease to discount lease payments to present value; however, certain leases do not provide a readily determinable implicit rate. Therefore, we must estimate our incremental borrowing rate to discount the lease payments based on information available at lease commencement.

We classify our leases as buildings or computer and office equipment and do not separate lease and non-lease components of contracts for any of the aforementioned classifications. In accordance with applicable guidance, we do not record leases with terms that are less than one year on the Condensed Consolidated Balance Sheets.

None of our lease agreements contain material restrictive covenants or residual value guarantees.

Buildings

We lease certain office and warehouse space at various locations in the United States where we provide services. These leases are typically greater than one year with fixed, escalating rents over the noncancelable terms and, therefore, ROU operating lease assets and operating lease liabilities are recorded on the Condensed Consolidated Balance Sheets, with rent expense recognized on a straight-line basis over the term of the lease. The remaining lease terms vary from approximately one to six years as of September 30, 2026.

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

Computer and Office Equipment

We also have operating lease agreements for certain computer and office equipment. The remaining lease terms as of September 30, 2026, ranged from less than one year to approximately two years with fixed monthly payments that are included in the ROU operating lease assets and operating lease liabilities. The leases provide an option to purchase the related equipment at fair market value at the end of the lease. The leases will automatically renew as a month-to-month rental at the end of the lease if the equipment is not purchased or returned.

Lease Position, Undiscounted Cash Flow and Supplemental Information

The table below presents information related to our ROU operating lease assets and operating lease liabilities that we have recorded:

(In thousands)	At September 30, 2026	At December 31, 2025
Right of use operating lease assets	$15,282	$13,798

Operating lease liabilities:
Current	$3,245	$3,195
Non-current	13,821	12,763
Total	$17,066	$15,958

Operating leases:
Weighted average remaining lease term	4.6 years	4.9 years
Weighted average discount rate	4.7%	4.3%

	Nine Months Ended September 30,
	2026	2025
Supplemental cash flow information for our operating leases:
Cash paid for operating lease liabilities	$2,801	$2,785
Non-cash right of use assets obtained in exchange for new operating lease obligations	$3,415	$—

The table below reconciles the undiscounted cash flows for the periods presented to the operating lease liabilities recorded on the Condensed Consolidated Balance Sheet for the periods presented:

(In thousands)
2026 (October 1 - December 31)	$982
2027	4,020
2028	4,121
2029	4,133
2030	4,146
Thereafter	1,318
Total minimum lease payments	18,720
Less: Amount of lease payments representing interest	(1,654)
Present value of future minimum lease payments	17,066
Less: Current obligations under operating lease liabilities	(3,245)
Non-current obligations under operating lease liabilities	$13,821

Operating lease costs were $1.0 million and $0.9 million for the three months ended September 30, 2026 and 2025, respectively. Operating lease costs were $2.8 million and $2.7 million for the nine months ended September 30, 2026 and 2025, respectively.

Major Vendors

We had purchases from one vendor that accounted for 13% and 16% of our total purchases for the three months ended September 30, 2026 and 2025, respectively. We had purchases from one vendor that accounted for 13% and 14% of our total purchases for the nine months ended September 30, 2026 and 2025, respectively.

Purchase Commitments

We issued purchase orders prior to September 30, 2026, totaling $38.7 million for goods that we expect to receive within the next year.

Retirement Plan

We maintain a 401(k) retirement plan for our employees in which eligible employees can contribute a percentage of their pre-tax compensation. We recorded an expense related to our discretionary contributions to the 401(k) plan of $0.6 million and $0.5 million for the three months ended September 30, 2026 and 2025, respectively, and $2.2 million and $2.0 million for the nine months ended September 30, 2026 and 2025, respectively.

Legal Proceedings

From time to time, we are subject to various claims and legal proceedings arising in the ordinary course of business. Regardless of outcome, litigation can have an adverse impact on us because of defense and settlement costs, diversion of management resources and other factors.

On October 25, 2024, the United States District Court, District of Massachusetts (Boston) unsealed two qui tam complaints against us, and we were served with these complaints on January 14, 2025, and January 21, 2025. The first complaint was captioned United States ex rel. Benjaman Scarborough vs. Tactile Systems Technology, Inc., Case No. 1:21-cv-10813-IT, and was filed under seal on May 17, 2021, on behalf of the United States by a former employee (the “Scarborough Action”). The complaint in the Scarborough Action alleged that we submitted false claims and made false statements in connection with the Medicare programs, in violation of the Federal False Claims Act. The second complaint was captioned United States ex rel. Jackie Gorham, an individual, and Dustin Gast, an individual, vs. Tactile Systems Technology, Inc. Case No. 1:21-cv-11809-IT, and was filed under seal on September 1, 2021, on behalf of the United States by two former employees (the “Gorham Action”). The complaint in the Gorham Action alleged that we submitted false claims and made false statements in connection with the Medicare, Medicare Advantage plans, Medicaid and other government payers, in violation of the Federal False Claims Act and submitted false claims resulting from kickbacks in violation of the Federal False Claims Act and the Federal Anti-Kickback Statute. Both complaints sought damages, statutory penalties, attorneys’ fees, and costs. On February 24, 2025, the parties (the relators under both complaints and the Company) filed a joint motion requesting that both matters (hereinafter the “Actions”) be stayed until November 25, 2025, to provide time for the government to review and assess sample claims for the purpose of assessing the allegations. On February 25, 2025, the court granted the motion and issued orders that stayed the Actions until November 25, 2025. By joint motions of the parties granted by the court, the stay was extended until March 25, 2026, and subsequently until June 23, 2026.

On April 14, 2026, the affected parties (government, relators, and the Company) reached an agreement in principle to settle the Actions for an aggregate payment by the Company of approximately $0.6 million, plus relators’ attorneys’ fees and costs. In connection with the agreement in principle, the Company recorded an accrual of approximately $1.0 million, inclusive of the proposed settlement amount and estimated relators’ attorneys’ fees and related costs, which is reflected in accrued expenses on the Condensed Consolidated Balance Sheet as of June 30, 2026. On July 14, 2026, the parties (government, relators, and the Company) executed the final settlement agreement resolving the Actions for an aggregate payment by the Company of approximately $0.6 million, plus relators’ attorneys’ fees and costs in an amount to be determined. Subsequently, the Company agreed to pay $0.2 million in relators’ attorneys’ fees related to the Scarborough Action.

On August 21, 2026, the court entered orders dismissing with prejudice all False Claims Act claims against the Company as to the United States and the relators, thereby concluding both Actions, except for reserving the right of the relators in the Gorham Action to pursue claims for reasonable expenses, attorneys’ fees and costs. A motion for fees in the amount of $0.6 million for the relators in the Gorham Action was filed on August 28, 2026. On September 11, 2026, the Company filed a response opposing the request for fees. The fee matter has been fully briefed by the parties and is pending decision by the court.

The Company paid the aggregate amount of approximately $0.8 million in settlement fees for both Actions and the Scarborough Action relators’ attorneys’ fees and costs in July 2026, and the accrual related to the Actions that was recorded as of June 30, 2026 was reduced by such amount as of September 30, 2026. The recorded accrual related to the estimated relators’ attorneys’ fees and costs for the Gorham Action as of September 30, 2026 was approximately $0.2 million.

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

We made repurchases under the applicable share repurchase program in the following periods, which include the market price of the shares, commissions and excise tax:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands, except share and per share data)	2026	2025	2026	2025
Number of shares repurchased	253,612	—	502,762	2,143,099
Total shares repurchased cost	$6,171	$—	$12,528	$26,772
Average total cost per repurchased share	$24.33	$—	$24.92	$12.49

As of September 30, 2026, approximately $12.5 million of authorized share repurchases were remaining under the share repurchase program. We expect that repurchases will be funded through available cash balances and ongoing business operating cash generation. Shares of common stock repurchased under the program are immediately retired. Repurchases under our share repurchase program reduce the weighted-average number of shares of common stock outstanding for basic and diluted earnings per share calculations.

Stock-Based Compensation

On May 7, 2025, our stockholders approved the Tactile Systems Technology, Inc. 2025 Equity Incentive Plan (the “2025 Plan”), which authorizes us to grant stock options, stock appreciation rights, restricted stock, stock units and other stock-based awards to employees, non-employee directors and certain consultants and advisors. The 2025 Plan provides for the issuance of up to 1,850,000 shares of our common stock, plus the number of shares subject to any award under the 2016 Equity Incentive Plan (the “2016 Plan”) that was outstanding on May 7, 2025 and that later expires, is cancelled or forfeited, is settled for cash or otherwise does not result in the issuance of all of the shares subject to such award. As of September 30, 2026, 1,492,651 shares were available for future grant pursuant to the 2025 Plan.

Following our stockholders’ approval of the 2025 Plan on May 7, 2025, no additional grants will be made under the 2016 Plan. However, outstanding awards under the 2016 Plan will continue to be governed by their respective original terms.

We recorded stock-based compensation expense of $2.4 million and $1.8 million for the three months ended September 30, 2026 and 2025, respectively, and $6.4 million and $5.8 million for the nine months ended September 30, 2026 and 2025, respectively. This expense was allocated as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands)	2026	2025	2026	2025
Cost of revenue	$41	$96	$243	$296
Sales and marketing expenses	429	379	1,306	1,347
Research and development expenses	(13)	45	65	130
Reimbursement, general and administrative expenses	1,919	1,294	4,802	4,046
Total stock-based compensation expense	$2,376	$1,814	$6,416	$5,819

Stock Options

Stock options issued to participants other than non-employees typically vest over three or four years and typically have a contractual term of seven or ten years. No stock-based compensation expense was included in the Condensed Consolidated Statements of Operations for stock options for each of the three and nine months ended September 30, 2026 and 2025. As of September 30, 2026, there was no unrecognized pre-tax stock option expense under our equity compensation plans.

Our stock option activity for the nine months ended September 30, 2026, was as follows:

		Weighted-	Weighted-
		Average	Average	Aggregate
	Options	Exercise Price	Remaining	Intrinsic
(In thousands except options and per share data)	Outstanding	Per Share (1)	Contractual Life	Value (2)
Balance at December 31, 2025	225,448	$43.87	1.8 years	$316
Exercised	(16,275)	15.22		$
Cancelled/Expired	(18,374)	54.44
Balance at September 30, 2026	190,799	$45.30	1.1 years	$—

Options exercisable at September 30, 2026	190,799	$45.30	1.1 years	$—

(1)	The exercise price of each option granted during the periods shown was equal to the market price of the underlying stock on the date of grant.
(2)	The aggregate intrinsic value of options exercised represents the difference between the exercise price of the option and the closing stock price of our common stock on the date of exercise. The aggregate intrinsic value of options outstanding represents the difference between the exercise price of the option and the closing stock price of our common stock on the last trading day of the period.

Options exercisable of 244,660 as of September 30, 2025, had a weighted-average exercise price of $41.51 per share.

Time-Based Restricted Stock Units

We have granted time-based restricted stock units to certain participants that are stock-settled with common shares. Time-based restricted stock units vest over one to three years. Stock-based compensation expense included in the Condensed Consolidated Statements of Operations for time-based restricted stock units was $1.5 million and $1.3 million for the three months ended September 30, 2026 and 2025, respectively, and $4.4 million and $4.2 million for the nine months ended September 30, 2026 and 2025, respectively. As of September 30, 2026, there was approximately $8.6 million of total unrecognized pre-tax compensation expense related to outstanding time-based restricted stock units that is expected to be recognized over a weighted-average period of 1.9 years.

Our time-based restricted stock unit activity for the nine months ended September 30, 2026, was as follows:

		Weighted-
		Average Grant	Aggregate
	Units	Date Fair Value	Intrinsic
(In thousands except unit and per unit data)	Outstanding	Per Unit	Value (1)
Balance at December 31, 2025	718,621	$13.92	$20,840
Granted	311,786	27.24
Vested	(385,138)	13.32
Cancelled	(82,444)	18.46
Balance at September 30, 2026	562,825	$21.05	$12,545

(1)	The aggregate intrinsic value of restricted stock units outstanding was based on our closing stock price on the last trading day of the period.

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

Stock-based compensation expense recognized for PSUs was $0.8 million and $0.4 million for the three months ended September 30, 2026 and 2025, respectively, and $1.6 million and $1.1 million for the nine months ended September 30, 2026 and 2025, respectively. As of September 30, 2026, there was approximately $2.5 million of total unrecognized pre-tax compensation expense related to outstanding PSUs that is expected to be recognized over a weighted average period of 2.1 years.

Our PSU activity for the nine months ended September 30, 2026, was as follows:

		Weighted-
		Average Grant	Aggregate
	PSUs	Date Fair Value	Intrinsic
(In thousands except unit and per unit data)	Outstanding	Per Unit	Value (1)
Balance at December 31, 2025	310,296	$14.76	$8,999
Granted	108,846	28.25
Adjusted	12,705
Vested	(104,968)	14.38
Cancelled	(26,390)	20.61
Balance at September 30, 2026	300,489	$19.30	$6,698

(1)	The aggregate intrinsic value of PSUs outstanding was based on our closing stock price on the last trading day of the period.

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

A total of 1,600,000 shares of common stock was initially reserved for issuance under the ESPP. This share reserve was automatically supplemented each January 1, commencing in 2017 and ending on and including January 1, 2026, by an amount equal to the least of (a) 1% of the shares of our common stock outstanding on the immediately preceding December 31, (b) 500,000 shares or (c) such lesser amount as our Board of Directors may determine. Pursuant to the automatic increase feature of the ESPP, 224,381 shares were added as available for issuance thereunder on January 1, 2026 and 240,780 shares were added as available for issuance thereunder on January 1, 2025. As of September 30, 2026, 1,691,730 shares were available for future issuance under the ESPP. We recognized stock-based compensation expense associated with the ESPP of $0.1 million for each of the three months ended September 30, 2026 and 2025, and $0.4 million and $0.5 million for the nine months ended September 30, 2026 and 2025, respectively.

Note 11. Revenue

We derive our revenue from the sale and rental of our products to our customers in the United States. The following table presents our revenue, inclusive of sales and rental revenue, disaggregated by product line:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands)	2026	2025	2026	2025
Revenue
Lymphedema products	$81,838	$72,381	$217,689	$188,905
Airway clearance products	10,020	13,374	35,134	37,023
Total	$91,858	$85,755	$252,823	$225,928

Percentage of total revenue
Lymphedema products	89%	84%	86%	84%
Airway clearance products	11%	16%	14%	16%
Total	100%	100%	100%	100%

Our revenue by channel, inclusive of sales and rental revenue, for the three and nine months ended September 30, 2026 and 2025, is summarized in the following table:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands)	2026	2025	2026	2025
Private insurers and other payers	$50,541	$43,369	$134,306	$111,355
Veterans Administration	7,690	7,662	21,305	21,705
Medicare	23,607	21,350	62,078	55,845
Durable medical equipment distributors	10,020	13,374	35,134	37,023
Total	$91,858	$85,755	$252,823	$225,928

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

Rental revenue for each of the three and nine months ended September 30, 2026 and 2025, was primarily from private insurers and Medicare. Sales-type lease revenue and the associated cost of revenue for the three and nine months ended September 30, 2026 and 2025, were:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands)	2026	2025	2026	2025
Sales-type lease revenue	$9,529	$8,865	$27,039	$26,038
Cost of sales-type lease revenue	2,969	2,858	8,084	7,518
Gross profit	$6,560	$6,007	$18,955	$18,520

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

The effective tax rate for the three months ended September 30, 2026 was an expense of 29.3%, compared to an expense of 28.2% for the three months ended September 30, 2025. The primary driver of the change in the Company’s effective tax rate was attributable to the relative impact of stock-based compensation discrete tax items. We recorded an income tax expense of $3.0 million and an income tax expense of $3.2 million for the three months ended September 30, 2026 and 2025, respectively.

The effective tax rate for the nine months ended September 30, 2026 was an expense of 20.6%, compared to an expense of 28.9% for the nine months ended September 30, 2025. The primary driver of the change in the Company’s effective tax rate was attributable to the relative impact of stock-based compensation discrete tax items. We recorded an income tax expense of $3.4 million for each of the nine months ended September 30, 2026 and 2025.

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

The Company is subject to income tax examinations by federal and state taxing authorities. The Company is currently under examination by one state taxing authority.

Note 13. Net Income Per Share

The following table sets forth the computation of our basic and diluted net income per share:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands, except share and per share data)	2026	2025	2026	2025
Net income	$7,160	$8,209	$13,182	$8,452
Weighted-average shares outstanding	22,632,801	22,318,570	22,624,676	23,035,461
Weighted-average shares used to compute diluted net income per share	23,045,862	22,513,140	23,136,378	23,304,900
Net income per share - Basic	$0.32	$0.37	$0.58	$0.37
Net income per share - Diluted	$0.31	$0.36	$0.57	$0.36

The following common stock equivalents were excluded from the computation of diluted net income per share for the periods presented because including them would have been anti-dilutive:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025
Restricted stock units	—	387,911	—	280,533
Common stock options	166,423	277,438	174,198	296,956
Performance stock units	—	112,481	—	119,499
Total	166,423	777,830	174,198	696,988

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

As of September 30, 2026, we had an obligation to pay up to $4.9 million in contingent consideration related to the LymphaTech acquisition if certain future non-financial milestones are met. The carrying amount of the contingent consideration liability is adjusted to fair value at each reporting date until settled. Changes in fair value are included in intangible asset amortization and contingent consideration in our Condensed Consolidated Statements of Operations. The following table presents the changes in fair value of the contingent consideration liability during the nine months ended September 30, 2026:

(In thousands)
Contingent consideration at December 31, 2025	$—
Addition for acquisition	4,863
Fair value adjustments	61
Contingent consideration at September 30, 2026	$4,924

The following table provides information regarding the fair value measurement of our contingent consideration liability as of September 30, 2026, according to the three-level fair value hierarchy:

At September 30, 2026
Quoted Prices
	in Active	Significant
	Markets for	Other	Significant
	Identical	Observable	Unobservable
	Assets	Inputs	Inputs
(In thousands)	(Level 1)	(Level 2)	(Level 3)	Total
Recurring Fair Value Measurements:
Contingent Consideration	$—	—	$4,924	$4,924
Total	$—	$—	$4,924	$4,924

See Note 15 – “Business Combination” for additional information regarding this contingent consideration liability.

Note 15. Business Combination

On February 17, 2026, we acquired all outstanding equity interests of LymphaTech pursuant to the Stock Purchase Agreement, dated as of February 17, 2026. LymphaTech is a medical technology company pioneering a digital, 3D full body measurement and monitoring platform designed specifically for lymphedema. We acquired LymphaTech to further expand our position as a leader in treating lymphedema by extending our solutions across the care continuum, including earlier identification, assessment, and long‑term monitoring.

The total purchase consideration for LymphaTech payable at closing, on a cash-free, debt-free basis, was approximately $7.2 million. Each holder of issued and outstanding shares of LymphaTech capital stock received their pro rata portion (based on their relative ownership percentage) of the consideration paid at closing, less $0.2 million, which was utilized to pay the sellers’ transaction expenses. The other component of purchase consideration is contingent consideration based on the achievement of non-financial milestones after closing, which contingent consideration had an estimated fair value of approximately $4.9 million as of the acquisition date and as of September 30, 2026. In October 2026, one of the milestones was achieved, and therefore a portion of the contingent consideration, in the amount of approximately $2.2 million, will be payable by us on or before November 12, 2026.

The acquisition date fair value of contingent consideration was measured using the income approach, specifically the probability weighted expected return method for the milestone payments. We remeasure the fair value of the contingent liability on a quarterly basis. Estimates and assumptions used in the valuation include the probability of achieving these non-financial milestones, the expected timing of achieving these milestones, and a discount rate. These unobservable inputs represent a Level 3 measurement because they are supported by little or no market activity and reflect our own assumptions in measuring fair value. Any changes in the fair value subsequent to the acquisition date are recognized in our consolidated statements of operations.

During the three months ended September 30, 2026, the estimated fair value of the contingent consideration liability was increased by $61,000. This change in fair value of the contingent consideration liability was due to timing and cost of borrowing changes during the three months ended September 30, 2026. See Note 14 – “Fair Value Measurements” for additional information regarding the fair value measurement of the contingent consideration liability.

The acquisition of LymphaTech was funded by cash on hand. We recognized transaction costs of $0.8 million in the nine months ended September 30, 2026. These costs are reported in Reimbursement, general and administrative expenses in our Condensed Consolidated Statements of Operations. Transaction costs include, but are not limited to, investment banker, advisory, legal, and other professional fees.

The following table reflects the allocation of the purchase consideration between the amount paid at closing and the estimated fair value of the contingent consideration at closing:

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

The purchase price allocation for the LymphaTech acquisition is considered final as of September 30, 2026. The table below presents the estimated fair values of assets acquired and liabilities assumed on the acquisition date based on valuations and management estimates. Fair value estimates are based on a complex series of judgments about future events and uncertainties and rely heavily on estimates and assumptions. The judgments used to determine the estimated fair value assigned to each class of assets acquired and liabilities assumed, as well as asset lives, can materially impact our results of operations.

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

Identifiable Intangible Assets

The identifiable intangible assets acquired consist of a developed technology asset, customer relationship assets and a tradename asset. The estimated fair value of the developed technology asset was prepared using the relief from royalty method which calculates the value of the developed technology based on royalties that would be paid if licensed by a third party. The estimated fair value of customer relationship assets was prepared using the multi-period excess earnings method which calculates the present value of the incremental after-tax cash flows attributable solely to each customer relationship. The estimated fair value of the tradename asset was prepared using the relief from royalty method which calculates the value of the tradename based on royalties that would be paid if licensed by a third party. The estimated useful lives are based on forecasted periods of benefit for each intangible asset. Estimated useful lives and estimated fair values are presented in the table below.

(In thousands)	Estimated Fair Value	Estimated Useful Life
Developed technology	$3,200	10 years
Customer relationships	540	5 years
Tradename	370	10 years
Estimated fair value of intangible assets acquired	$4,110

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

Our current lymphedema products are the Flexitouch Plus, Entre Plus and Nimbl pneumatic compression pump systems and our airway clearance product is a High-Frequency Chest Wall Oscillation (“HFCWO”) device called AffloVest. The Flexitouch system product line is considered an advanced pneumatic compression device. The first generation Flexitouch system received 510(k) clearance from the U.S. Food and Drug Administration (the “FDA”) in July 2002, introducing a medical device technology to address the many limitations of self-administered home-based manual lymphatic drainage therapy. A second generation Flexitouch system received 510(k) clearance from the FDA in October 2006. In September 2016, we received 510(k) clearance from the FDA for the Flexitouch system in treating lymphedema of the head and neck. A third generation, Flexitouch Plus, received 510(k) clearance from the FDA in June 2017. In December 2020, we received 510(k) clearance from the FDA for two new indications for our Flexitouch Plus system: phlebolymphedema and lipedema. The Entre system product line and Nimbl product line are considered basic, or simple, pneumatic compression devices. These systems are sold or rented to patients who need a simple pump or who do not yet qualify for insurance reimbursement for an advanced compression device e.g., a Flexitouch Plus system. We introduced the Entre system in the United States in February 2013, this device was manufactured by Thermotek, Inc. and received FDA clearance in 2010. In 2015, we received FDA clearance for our own first generation Entre system and the second generation, Entre Plus, was released in March 2023. Nimbl, our next-generation pneumatic compression platform, received 510(k) clearance in June 2024 and was commercially launched for upper extremity lymphedema in October 2024 and was commercially launched for lower extremity lymphedema in February 2025. Nimbl has replaced most orders for our Entre system and we expect it will continue to do so. Sales and rentals of our lymphedema products represented 86% and 84% of our revenue in the nine months ended September 30, 2026 and 2025, respectively.

On April 24, 2026, we entered into a 3-year exclusive distribution agreement with ElastiMed, Inc. to bring MyoSleeve, a discreet, wearable non-pneumatic compression device for the lower leg, to Department of Veterans Affairs (“VA”) and Department of Defense (“DoD”) patients across the United States. Under the agreement, we received exclusive rights to distribute MyoSleeve through the VA and DoD channels and limited non-exclusive distribution rights in the broader U.S. commercial market, subject to certain contractual conditions. In exchange for these rights, we made a $3.0 million upfront payment in the second quarter of 2026, which was recorded as an intangible asset and will be amortized on a straight-line basis beginning on the date the product is commercially available for sale, which is expected to be in the fourth quarter of 2026.

On February 17, 2026, we acquired all outstanding equity interests of LymphaTech, Inc. (“LymphaTech”). LymphaTech is a medical technology company pioneering a digital, three-dimensional (“3D”) full body measurement and monitoring platform designed specifically for lymphedema.

On September 8, 2021, we acquired the assets of the AffloVest airway clearance product line. AffloVest is a portable, wearable vest that provides airway clearance to treat patients with chronic respiratory conditions such as bronchiectasis or conditions resulting from neuromuscular disorders. In April 2026, we received FDA 510(k) clearance for our AffloVest Gen 6 and it was commercially launched in June 2026. For the nine months ended September 30, 2026 and 2025, sales of AffloVest represented 14% and 16% of our revenue, respectively.

To support the growth of our business, we continue to invest in our commercial infrastructure, consisting of a lymphedema and respiratory sales force, marketing team including clinical education programs, patient education team, reimbursement capabilities and clinical expertise. We market our lymphedema products using a direct-to-patient and -clinician model. The AffloVest device is sold through respiratory durable medical equipment providers throughout the United States that service patients and bill third-party payers for the product. We employ a small group of respiratory specialists, who educate DME representatives, provide product demonstrations for targeted clinicians and support technical questions related to the AffloVest. As of September 30, 2026, we employed 170 account managers and 166 specialists for our lymphedema products and a team of 19 specialists supporting our airway clearance products. This compares to 167 account managers and 162 specialists for our lymphedema products and a team of 19 specialists supporting our airway clearance products as of September 30, 2025.

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

In July 2022, we launched Kylee™, a free mobile app that makes it easier for patients to manage their conditions by tracking treatments and symptoms, as well as having direct access to educational resources. Flexitouch Plus and Nimbl devices include Bluetooth technology, which is viewable using Kylee.

For the three months ended September 30, 2026, we generated revenue of $91.9 million and had net income of $7.2 million, compared to revenue of $85.8 million and net income of $8.2 million for the three months ended September 30, 2025. For the nine months ended September 30, 2026, we generated revenue of $252.8 million and had net income of $13.2 million, compared to revenue of $225.9 million and net income of $8.5 million for the nine months ended September 30, 2025. Our primary sources of capital since our initial public offering in 2016 have been from operating income, bank financing and our public offering in February 2023.

We operate in one segment for financial reporting purposes.

Results of Operations

Comparison of the Three and Nine Months Ended September 30, 2026 and 2025

The following table presents our results of operations for the periods indicated:

	Three Months Ended
	September 30,				Change
(In thousands)	2026		2025		$	%
Condensed Consolidated Statement		% of		% of
of Operations Data:		revenue		revenue
Revenue
Sales revenue	$82,329	90%	$76,890	90%	$5,439	7%
Rental revenue	9,529	10%	8,865	10%	664	7%
Total revenue	91,858	100%	85,755	100%	6,103	7%
Cost of revenue
Cost of sales revenue	18,400	20%	17,896	21%	504	3%
Cost of rental revenue	2,969	3%	2,858	3%	111	4%
Total cost of revenue	21,369	23%	20,754	24%	615	3%
Gross profit
Gross profit - sales revenue	63,929	70%	58,994	69%	4,935	8%
Gross profit - rental revenue	6,560	7%	6,007	7%	553	9%
Gross profit	70,489	77%	65,001	76%	5,488	8%
Operating expenses
Sales and marketing	33,042	36%	29,809	35%	3,233	11%
Research and development	2,506	3%	2,191	3%	315	14%
Reimbursement, general and administrative	24,657	27%	21,442	25%	3,215	15%
Intangible asset amortization and contingent consideration	693	1%	596	1%	97	16%
Total operating expenses	60,898	67%	54,038	64%	6,860	13%
Income from operations	9,591	10%	10,963	12%	(1,372)	(13)%
Interest income	560	1%	667	1%	(107)	(16)%
Interest expense	(20)	—%	(193)	—%	173	(90)%
Income before income taxes	10,131	11%	11,437	13%	(1,306)	(11)%
Income tax expense	2,971	3%	3,228	4%	(257)	(8)%
Net income	$7,160	8%	$8,209	9%	$(1,049)	(13)%

	Nine Months Ended
	September 30,				Change
(In thousands)	2026		2025		$	%
Condensed Consolidated Statement		% of		% of
of Operations Data:		revenue		revenue
Revenue
Sales revenue	$225,784	89%	$199,890	88%	$25,894	13%
Rental revenue	27,039	11%	26,038	12%	1,001	4%
Total revenue	252,823	100%	225,928	100%	26,895	12%
Cost of revenue
Cost of sales revenue	51,287	20%	49,270	22%	2,017	4%
Cost of rental revenue	8,084	3%	7,518	3%	566	8%
Total cost of revenue	59,371	23%	56,788	25%	2,583	5%
Gross profit
Gross profit - sales revenue	174,497	69%	150,620	66%	23,877	16%
Gross profit - rental revenue	18,955	8%	18,520	9%	435	2%
Gross profit	193,452	77%	169,140	75%	24,312	14%
Operating expenses
Sales and marketing	97,786	39%	87,364	39%	10,422	12%
Research and development	7,783	3%	5,950	3%	1,833	31%
Reimbursement, general and administrative	71,061	28%	63,474	28%	7,587	12%
Intangible asset amortization and contingent consideration	1,939	1%	1,848	1%	91	5%
Total operating expenses	178,569	71%	158,636	71%	19,933	13%
Income from operations	14,883	6%	10,504	4%	4,379	42%
Interest income	1,787	—%	2,412	1%	(625)	(26)%
Interest expense	(67)	—%	(1,027)	—%	960	(93)%
Other income	—	—%	1	—%	(1)	(100)%
Income before income taxes	16,603	6%	11,890	5%	4,713	40%
Income tax expense	3,421	1%	3,438	1%	(17)	(0)%
Net income	$13,182	5%	$8,452	4%	$4,730	56%

Revenue

Revenue increased $6.1 million, or 7%, to $91.9 million in the three months ended September 30, 2026, compared to $85.8 million in the three months ended September 30, 2025. The increase in total revenue was attributable to an increase of $9.5 million, or 13%, in sales and rentals of the lymphedema product line in the three months ended September 30, 2026, compared to the three months ended September 30, 2025. The increase was partially offset by a decrease of $3.4 million, or 25%, in sales of the airway clearance product line in the three months ended September 30, 2026, compared to the three months ended September 30, 2025.

Revenue increased $26.9 million, or 12%, to $252.8 million in the nine months ended September 30, 2026, compared to $225.9 million in the nine months ended September 30, 2025. The increase in total revenue was attributable to an increase of $28.8 million, or 15%, in sales and rentals of the lymphedema product line in the nine months ended September 30, 2026, compared to the nine months ended September 30, 2025. The increase was partially offset by a decrease of $1.9 million, or 5%, in sales of the airway clearance product line in the nine months ended September 30, 2026, compared to the nine months ended September 30, 2025.

The increase in the lymphedema product line revenue in the three and nine months ended September 30, 2026, was driven by accelerating commercial momentum from our strong partnerships, execution of our go-to-market commercial strategy and disciplined focus on sales force productivity. The decrease in the airway clearance product line revenue in the three and nine months ended September 30, 2026 was primarily driven by the DME inventory transition associated with the launch of our next-generation AffloVest system in the second quarter of 2026.

The following tables summarize our revenue by product line for the three and nine months ended September 30, 2026 and 2025, both in dollars and percentage of total revenue:

	Three Months Ended
	September 30,		Change
(In thousands)	2026	2025	$	%
Revenue
Lymphedema products	$81,838	$72,381	$9,457	13%
Airway clearance products	10,020	13,374	(3,354)	(25)%
Total	$91,858	$85,755	$6,103	7%

Percentage of total revenue
Lymphedema products	89%	84%
Airway clearance products	11%	16%
Total	100%	100%

	Nine Months Ended
	September 30,		Change
(In thousands)	2026	2025	$	%
Revenue
Lymphedema products	$217,689	$188,905	$28,784	15%
Airway clearance products	35,134	37,023	(1,889)	(5)%
Total	$252,823	$225,928	$26,895	12%

Percentage of total revenues
Lymphedema products	86%	84%
Airway clearance products	14%	16%
Total	100%	100%

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

Cost of Revenue and Gross Margin

Cost of revenue increased $0.6 million, or 3%, to $21.4 million in the three months ended September 30, 2026, compared to $20.8 million in the three months ended September 30, 2025. Cost of revenue increased $2.6 million, or 5%, to $59.4 million in the nine months ended September 30, 2026, compared to $56.8 million in the nine months ended September 30, 2025. The increase in cost of revenue in both periods was primarily attributable to the increase in revenue.

Gross margin was 77% and 76% in the three months ended September 30, 2026 and 2025, respectively, and 77% and 75% in the nine months ended September 30, 2026 and 2025, respectively.

Sales and Marketing Expenses

Sales and marketing expenses increased $3.2 million, or 11%, to $33.0 million in the three months ended September 30, 2026, compared to $29.8 million in the three months ended September 30, 2025. The increase was primarily attributable to a $2.9 million increase in personnel-related compensation expenses

(including travel and entertainment expenses) and a $0.6 million increase in expenses for meetings and seminars.

Sales and marketing expenses increased $10.4 million, or 12%, to $97.8 million in the nine months ended September 30, 2026, compared to $87.4 million in the nine months ended September 30, 2025. The increase was primarily attributable to a $9.7 million increase in personnel-related compensation expenses (including travel and entertainment expenses) and a $0.5 million increase in expenses related to meetings and seminars.

Research and Development Expenses

Research and development (“R&D”) expenses increased $0.3 million, or 14%, to $2.5 million in the three months ended September 30, 2026, compared to $2.2 million in the three months ended September 30, 2025. The increase was primarily attributable to a $0.2 million increase in IT-related expenses.

R&D expenses increased $1.8 million, or 31%, to $7.8 million in the nine months ended September 30, 2026, compared to $6.0 million in the nine months ended September 30, 2025. The increase was primarily attributable to a $0.8 million increase in personnel-related compensation expenses and a $0.7 million increase in IT-related expenses.

IT-related expenses reflected in both R&D expenses and Reimbursement, general and administrative expenses in both periods primarily related to the ongoing implementation of new technology across the entire order process, replacing legacy systems, which we expect to continue through the remainder of 2026.

Reimbursement, General and Administrative Expenses

Reimbursement, general and administrative expenses increased $3.2 million, or 15%, to $24.7 million in the three months ended September 30, 2026, compared to $21.4 million in the three months ended September 30, 2025. This increase was primarily attributable to a $2.0 million increase in personnel-related compensation expenses, a $0.4 million increase in IT-related expenses, a $0.4 million increase in occupancy costs and a $0.2 million increase in acquisition and integration costs related to the LymphaTech acquisition.

Reimbursement, general and administrative expenses increased $7.6 million, or 12%, to $71.1 million in the nine months ended September 30, 2026, compared to $63.5 million in the nine months ended September 30, 2025. This increase was primarily attributable to a $5.3 million increase in personnel-related compensation expenses, a $1.1 million increase in IT-related expenses and a $1.1 million increase in acquisition and integration costs related to the LymphaTech acquisition.

Intangible Asset Amortization and Contingent Consideration

Intangible asset amortization and contingent consideration was $0.7 million and $0.6 million for the three months ended September 30, 2026 and 2025, respectively.

Intangible asset amortization and contingent consideration was $1.9 million and $1.8 million for the nine months ended September 30, 2026 and 2025, respectively.

Interest Income and Interest Expense

Interest income decreased $0.1 million, or 16%, to $0.6 million in the three months ended September 30, 2026, compared to $0.7 million in the three months ended September 30, 2025, primarily due to a lower cash balance in an Institutional Insured Liquid Deposit demand account due to funds being utilized for the LymphaTech acquisition. Interest expense decreased $0.2 million, or 90%, to $20,000 in the three months ended September 30, 2026, compared to $0.2 million in the three months ended September 30, 2025, primarily due to the repayment of debt.

Interest income decreased $0.6 million, or 26%, to $1.8 million in the nine months ended September 30, 2026, compared to $2.4 million in the nine months ended September 30, 2025, primarily due to a lower cash balance in an Institutional Insured Liquid Deposit demand account due to funds being utilized for the LymphaTech acquisition. Interest expense decreased $1.0 million, or 93%, to $67,000 in the nine months ended September 30, 2026, compared to $1.0 million in the nine months ended September 30, 2025, primarily due to the repayment of debt.

Income Taxes

We recorded an income tax expense of $3.0 million and $3.2 million for the three months ended September 30, 2026 and 2025, respectively. The effective tax rate was 29.3% and 28.2% for the three months ended September 30, 2026 and 2025, respectively. The primary driver of the change in our effective tax rate was attributable to the Company recording stock-based compensation discrete items when compared to the prior year period.

We recorded an income tax expense of $3.4 million for each of the nine months ended September 30, 2026 and 2025. The effective tax rate was 20.6% and 28.9% for the nine months ended September 30, 2026 and 2025, respectively. The primary driver of the change in our effective tax rate was attributable to the Company recording stock-based compensation discrete items when compared to the prior year period.

Liquidity and Capital Resources

Cash Flows

On September 30, 2026, we had cash of $75.1 million and net accounts receivable of $48.3 million. This compares to cash of $66.0 million and net accounts receivable of $37.3 million at September 30, 2025.

The following table summarizes our cash flows for the periods indicated:

	Nine Months Ended
	September 30,
(In thousands)	2026	2025
Net cash provided by (used in):
Operating activities	$14,893	$25,515
Investing activities	(11,981)	(1,958)
Financing activities	(11,248)	(51,959)
Net decrease in cash	$(8,336)	$(28,402)

Operating Activities

Net cash provided by operating activities during the nine months ended September 30, 2026 was $14.9 million, resulting from net income of $13.2 million and non-cash net income adjustments of $11.8 million, partially offset by a net decrease in operating assets and liabilities of $10.1 million. The positive non-cash net income adjustments consisted primarily of $6.4 million of stock-based compensation expense, $5.2 million of depreciation and amortization, a change in fair value of contingent consideration of $0.1 million and a loss on disposal of property and equipment and intangibles of $0.1 million. Cash used relating to the change in operating assets and liabilities primarily consisted of an increase in prepaid expenses and other assets of $6.5 million, an increase in net accounts receivable of $4.4 million, a decrease in accrued payroll and related taxes of $1.9 million, a decrease in income taxes payable of $1.9 million, an increase in inventories of $1.6 million, a $1.1 million decrease in accrued expenses and other liabilities and an increase in right of use operating lease assets of $0.4 million, partially offset by a $6.8 million increase in accounts payable and a decrease of $0.8 million in net investment in leases.

Net cash provided by operating activities during the nine months ended September 30, 2025 was $25.5 million, resulting from non-cash net income adjustments of $12.5 million, net income of $8.5 million, and a net increase in operating assets and liabilities of $4.6 million. Cash provided relating to the change in operating assets and liabilities primarily consisted of a decrease in net accounts receivable of $7.7 million, a $1.0 million increase in accrued expenses and other liabilities, a decrease in inventories of $2.6 million and a $2.1 million increase in accounts payable, partially offset by a decrease in accrued payroll and related taxes of $3.2 million, an increase in prepaid expenses and other assets of $6.0 million, an increase in income taxes payable of $1.0 million, an increase in net investment in leases of $0.3 million and an increase in right of use operating lease assets of $0.3 million. The positive non-cash net income adjustments consisted primarily of $5.8 million of stock-based compensation expense, $5.0 million of depreciation and amortization, $1.6 million of deferred income taxes, and $0.1 million of loss on disposals.

Investing Activities

Net cash used in investing activities during the nine months ended September 30, 2026, was $12.0 million, primarily consisting of $6.2 million of net payments related to the acquisition of LymphaTech, a $3.0 million payment for the exclusive distribution agreement for MyoSleeve, $2.7 million of purchases of property and equipment and $0.1 million of patent costs.

Net cash used in investing activities during the nine months ended September 30, 2025, was $2.0 million, consisting of purchases of property and equipment and patent costs.

Financing Activities

Net cash used in financing activities during the nine months ended September 30, 2026, was $11.2 million, primarily consisting of payments of $12.5 million for the repurchase of our common stock, partially offset by $1.0 million in proceeds from the issuance of common stock under the ESPP and $0.2 million in proceeds from the exercise of common stock options.

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

The 2025 Credit Agreement includes financial covenants consisting of a maximum consolidated total leverage ratio covenant and a minimum fixed charge coverage ratio covenant. In addition, the 2025 Credit Agreement includes customary negative covenants, including a restricted payment covenant that permits the Company to repurchase shares of its common stock and make certain other payments, as long as the Company is not in default under the 2025 Credit Agreement, has a consolidated total leverage ratio of no greater than 1.75 to 1.00, and has liquidity of not less than $30.0 million, in each case both before and after giving effect to such stock repurchases or the making of such payments. As of September 30, 2026, we were in compliance with all covenants under the 2025 Credit Agreement.

Our obligations under the 2025 Credit Agreement are secured by a security interest in substantially all of our and our subsidiary’s assets and are also guaranteed by our subsidiary.

As of September 30, 2026, we had no outstanding borrowings under the 2025 Credit Agreement.

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

During the nine months ended September 30, 2026, we repurchased 502,762 shares for approximately $12.5 million. We used cash on hand to fund these repurchases.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2026. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 30, 2026, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, that occurred during the quarter ended September 30, 2026, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Issuer Purchases of Equity Securities

			Total Number	Approximate
			of Shares	Dollar Value of
			Purchased as	Shares that
			Part of Publicly	May Yet Be
	Total Number	Average	Announced	Purchased
	of Shares	Price Paid	Plans or	Under the Plans or
(In thousands, except share and per share data)	Purchased	Per Share(1)	Programs	Programs(2)
July 1, 2026 - July 31, 2026	42,146	$28.45	42,146	$17,452
August 1, 2026 - August 31, 2026	95,966	24.73	95,966	15,079
September 1, 2026 - September 30, 2026	115,500	22.50	115,500	12,480
Total	253,612		253,612

(1) Amount includes commissions paid.

(2) On November 3, 2025, we announced that our Board of Directors authorized a program to repurchase shares of our common stock in an aggregate amount not to exceed $25.0 million. The share repurchase program became effective on November 3, 2025 and expires on November 3, 2027.

Item 3. Defaults Upon Senior Securities.

Not applicable.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Trading Arrangements

On September 17, 2026, Laura G. King, a member of our Board of Directors, adopted a pre-arranged trading plan that is intended to satisfy the affirmative defense of Rule 10b5-1(c) of the Exchange Act. This plan provides for the sale of up to 6,521 shares of our common stock, plus up to an additional 6,000 shares of our common stock to the extent any such shares remain unsold under Ms. King’s pre-arranged trading plan entered into in May 2026. No sales under the September plan may commence until after the expiration of the May plan, and the September plan terminates on the earlier of the close of market on December 31, 2027, or the date all shares are sold thereunder.

On September 18, 2026, D. Brent Shafer, a member of our Board of Directors, adopted a pre-arranged trading plan that is intended to satisfy the affirmative defense of Rule 10b5-1(c) of the Exchange Act. This plan provides for the sale of up to 6,521 shares of our common stock in the aggregate and terminates on the earlier of the close of market on May 28, 2027, or the date all shares are sold thereunder.

Executive Officer Transitions

Because we are filing this Quarterly Report on Form 10-Q within four business days after the triggering event, we are making the following disclosure under this Item 5 instead of filing a Current Report on Form 8-K under Item 5.02, Departure of Directors or Certain Officers; Election of Directors; Appointment of Certain Officers; Compensatory Arrangements of Certain Officers.

Appointment of Chief Operating Officer

On November 2, 2026, the Company announced that its Board of Directors has appointed Stephen A. Kiewiet to the office of Chief Operating Officer of the Company, effective November 2, 2026.

Prior to joining the Company, Mr. Kiewiet, age 58, served in various executive roles at CCS Medical, a chronic care management organization, including Chief Growth Officer from September 2025 to August 2026, Chief Commercial Officer from January 2024 to September 2025, and Chief Operating Officer from June 2021 to January 2024. Prior to that, Mr. Kiewiet served in various senior commercial and operational leadership roles at Intalere, BJC Healthcare, and Cardinal Health. Mr. Kiewiet has over 30 years of experience building operational discipline, accountability, and mission-focused leadership.

There are no arrangements or understandings between Mr. Kiewiet and any other persons pursuant to which he was appointed Chief Operating Officer. There are no family relationships between Mr. Kiewiet and any of the Company’s directors or executive officers, and Mr. Kiewiet does not have any direct or indirect material interest in any transaction required to be disclosed pursuant to Item 404(a) of Regulation S-K.

Mr. Kiewiet accepted a written offer letter establishing his compensation as the Company’s Chief Operating Officer. Pursuant to the offer letter, Mr. Kiewiet’s initial compensation will consist of the following:

●	An initial annualized base salary of $385,000 per year.

●	Equity awards under the Company’s 2025 Equity Incentive Plan, to be granted on the second trading day following the public release of the Company’s financial results for the third quarter of 2026, as follows:
o	restricted stock units with a value of $175,000 that will vest in thirds over the first three anniversaries of the date of grant; and

o	performance stock units with a value of $175,000 that will be earned and vested over three years consistent with performance share units granted to the Company’s other executive officers in 2026.

●	Eligibility to participate in the Company’s Management Incentive Plan for 2027, in a target amount equal to 45% of his base salary.

●	Participation in all employee benefit plans and programs to the extent that he meets the eligibility requirements for each individual plan or program.

●	Participation in the Company’s Executive Employee Severance Plan (the “Executive Severance Plan”) following the execution of a standard Confidentiality, Assignment of Intellectual Property and Restrictive Covenants Agreement (the “Restrictive Covenants Agreement”).

The foregoing summary of the offer letter does not purport to be complete and is qualified in its entirety by reference to the full text of the offer letter, a copy of which is filed as Exhibit 10.1 to this report and is incorporated herein by reference. A summary of the Executive Severance Plan is included in our Proxy Statement for our 2026 Annual Meeting of Stockholders, which was filed with the Securities and Exchange Commission on March 25, 2026. The Executive Severance Plan was filed as Exhibit 10.1 to our Quarterly Report on Form 10-Q filed November 4, 2024 and is incorporated herein by reference as Exhibit 10.2. A summary of the Restrictive Covenants Agreement is included in our Proxy Statement for our 2026 Annual Meeting of Stockholders, which was filed with the Securities and Exchange Commission on March 25, 2026. The form of Restrictive Covenants Agreement was filed as Exhibit 10.3 to our Quarterly Report on Form 10-Q filed November 5, 2018 and is incorporated herein by reference as Exhibit 10.3.

Departure of Executive Officer

On October 27, 2026, in connection with the Company’s internal reorganization of various roles and responsibilities, the Company notified Kristie Burns, the Company’s Senior Vice President, Business Development, that her position would be eliminated, effective November 2, 2026, at which time she would no longer be an executive officer of the Company.  Ms. Burns will remain with the Company as an employee until December 31, 2026, to assist with transition matters.

Ms. Burns’ separation from the Company will qualify as a termination without cause under the Executive Severance Plan, and therefore she will be entitled to the benefits under the Executive Severance Plan, including an amount equal to her annualized base salary, payable over 12 months, and the portion of the premium costs that would have been paid for continued group health insurance for 12 months.  In addition, Ms. Burns will be entitled to have certain portions of her outstanding equity awards vest, as described in the Company’s proxy statement filed with the Securities and Exchange Commission on March 25, 2026.  Ms. Burns' receipt of the severance benefits described above is subject to her timely execution, and non-rescission, of a release of claims, as required under the Executive Severance Plan.

The Compensation and Organization Committee (“Committee”) of the Board of Directors of the Company considered the fact that Ms. Burns would not be entitled to a bonus payment under the terms of the 2026 award program under the Company’s Management Incentive Plan (“2026 MIP”) due to her employment terminating prior to the payment date in early 2027, however, she will have been employed by, and provided valuable services and support to, the Company throughout the full year 2026.  In light of these considerations, the Committee approved a waiver of the condition under the 2026 MIP that requires employment on the payment date, such that Ms. Burns will be eligible to receive a bonus payment under the 2026 MIP of the amount earned based on the Company’s actual 2026 financial performance, as long as she remains an employee of the Company through December 31, 2026, as planned.

Item 6. Exhibits.

The exhibits filed as part of this Quarterly Report on Form 10-Q are set forth on the Exhibit Index below.

EXHIBIT INDEX

		Incorporated by Reference
Exhibit				Exhibit	Filed
Number	Description of Exhibit	Form	Date of Filing	Number	Herewith

3.1	Amended and Restated Certificate of Incorporation, conformed version reflecting all amendments through May 6, 2026	8-K	05/07/2026	3.2

3.2	Amended and Restated By-laws, effective December 19, 2022	10-K	02/21/2023	3.2

10.1	Offer Letter between Steve Kiewiet and Tactile Systems Technology, Inc., dated October 16, 2026				X

10.2	Tactile Systems Technology, Inc. Executive Employee Severance Plan, Amended and Restated as of October 15, 2024	10-Q	11/04/2024	10.1

10.3	Form of Confidentiality, Assignment of Intellectual Property and Restrictive Covenants Agreement	10-Q	11/05/2018	10.3

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) / 15d-14(a) of the Securities Exchange Act of 1934, as amended				X

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) / 15d-14(a) of the Securities Exchange Act of 1934, as amended				X

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X

101.1

Inline XBRL for the following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2026: (i) Balance Sheets, (ii) Statements of Operations, (iii) Statements of Stockholders’ Equity, (iv) Statements of Cash Flows, and (v) Notes to the Condensed Consolidated Financial Statements; and for the information set forth in Part II, Item 5.

					X

104.1	Cover page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101.1)				X

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Tactile Systems Technology, Inc.

Date: November 2, 2026	By:	/s/ Elaine M. Birkemeyer
Elaine M. Birkemeyer
Chief Financial Officer
(Principal financial and accounting officer)