Form 10-Q/A
period 2025-09-30
TACTILE SYSTEMS TECHNOLOGY INC
filed 2026-11-03
CIK 1027838

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

Amendment No. 1

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2025

or

☐     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from       to

Commission File Number: 001-37799

Tactile Systems Technology, Inc.

(Exact name of registrant as specified in its charter)

3701 Wayzata Blvd, Suite 300
Delaware	Minneapolis, Minnesota 55416	41-1801204
(State or other jurisdiction of	(Address and zip code of principal executive	(I.R.S. Employer
incorporation or organization)	offices)	Identification No.)

(612) 355-5100
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, Par Value $0.001 Per Share	TCMD	The Nasdaq Stock Market

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

EXPLANATORY NOTE

Tactile Systems Technology, Inc. (the “Company”) is filing this Amendment No. 1 on Form 10-Q/A (this “Amendment”) to its Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2025, which was originally filed with the Securities and Exchange Commission (the “SEC”) on November 3, 2025 (the “Original Filing”). This Amendment is being filed to revise Part II “Item 5. Other Information” to add disclosure regarding Rule 10b5-1 trading arrangements (as defined in Item 408(a) of Regulation S-K) entered into by William W. Burke, a director of the Company, and Kristie Burns, then Senior Vice President, Marketing and Clinical Affairs of the Company, during the quarter ended September 30, 2025, which was inadvertently omitted from the disclosure included in the Original Filing.

In addition, as required by Rule 12b-15 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), new certifications by the Company’s principal executive officer and principal financial officer are filed herewith as exhibits to this Amendment, under Part II, Item 6 hereof, pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act. Because no financial statements are included in this Amendment and this Amendment does not contain or amend any disclosure with respect to Items 307 and 308 of Regulation S-K, paragraphs 3, 4 and 5 of the certifications have been omitted. The Company is also not including new certifications under Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350) (Section 906 of the Sarbanes-Oxley Act of 2002), as no financial statements are being filed with this Amendment.

Other than as expressly set forth herein, this Amendment does not, and does not purport to, amend, update or restate the information in the Original Filing or reflect any events that have occurred after the date the Original Filing was made. Information not affected by this Amendment remains unchanged and reflects the disclosure made at the time as of which the Original Filing was made. No changes have been made to the financial statements of the Company as contained in the Original Filing. Accordingly, this Amendment should be read together with the Original Filing and the Company’s other filings with the SEC.

PART II – OTHER INFORMATION

Item 5. Other Information

Trading Arrangements

On August 12, 2025, William W. Burke, a member and Chairman of our Board of Directors, adopted a pre-arranged trading plan that is intended to satisfy the affirmative defense of Rule 10b5-1(c) of the Exchange Act. This plan provides for the sale of up to 30% of the net shares of our common stock issuable upon the vesting of 16,078 restricted stock units and terminates on the earlier of the close of market on May 29, 2026, or the date all shares are sold thereunder.

On September 11, 2025, Kristie Burns, then Senior Vice President, Marketing and Clinical Affairs of the Company, adopted a pre-arranged trading plan that is intended to satisfy the affirmative defense of Rule 10b5-1(c) of the Exchange Act. This plan provides for the sale of up to 9,139 shares of our common stock in the aggregate, consisting of up to 5,139 shares then held and up to 4,000 net shares issuable upon the vesting of restricted stock units, and terminates on the earlier of the close of market on September 4, 2026, or the date all shares are sold thereunder.

Item 6. Exhibits.

The exhibits filed as part of this Quarterly Report on Form 10-Q/A are set forth on the Exhibit Index below.

EXHIBIT INDEX

Incorporated by Reference
Exhibit				Exhibit	Filed
Number	Description of Exhibit	Form	Date of Filing	Number	Herewith

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) / 15d-14(a) under the Securities Exchange Act of 1934, as amended.				X
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) / 15d-14(a) under the Securities Exchange Act of 1934, as amended.				X
101.1	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document).				X
104.1	Cover page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101.1)				X

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Tactile Systems Technology, Inc.

Date: November 2, 2026	By:	/s/ Elaine M. Birkemeyer
Elaine M. Birkemeyer
Chief Financial Officer
(Principal financial and accounting officer)