Form 10-Q/A
period 2026-06-30
TACTILE SYSTEMS TECHNOLOGY INC
filed 2026-11-03
CIK 1027838

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

EXPLANATORY NOTE

Tactile Systems Technology, Inc. (the “Company”) is filing this Amendment No. 1 on Form 10-Q/A (this “Amendment”) to its Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2026, which was originally filed with the Securities and Exchange Commission (the “SEC”) on August 10, 2026 (the “Original Filing”). This Amendment is being filed to revise Part II “Item 5. Other Information” to add disclosure regarding Rule 10b5-1 trading arrangements (as defined in Item 408(a) of Regulation S-K) entered into by William W. Burke, a director of the Company, and Laura G. King, a director of the Company, during the quarter ended June 30, 2026, which was inadvertently omitted from the disclosure included in the Original Filing.

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

PART II – OTHER INFORMATION

Item 5. Other Information

Trading Arrangements

On May 15, 2026, William W. Burke, a member and Chairman of our Board of Directors, adopted a pre-arranged trading plan that is intended to satisfy the affirmative defense of Rule 10b5-1(c) of the Exchange Act. This plan provides for the sale of up to 15,000 shares of our common stock in the aggregate and terminates on the earlier of the close of market on August 18, 2027, or the date all shares are sold thereunder.

On May 18, 2026, Laura G. King, a member of our Board of Directors, adopted a pre-arranged trading plan that is intended to satisfy the affirmative defense of Rule 10b5-1(c) of the Exchange Act. This plan provides for the sale of up to 6,000 shares of our common stock in the aggregate and terminates on the earlier of the close of market on December 31, 2026, or the date all shares are sold thereunder.

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